Form 10-Q
period 2003-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2004-02-23
CIK 1178575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0194477 (I.R.S. Employer Identification No.)

3245 Richmond Terrace
Staten Island, New York 10303
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (718) 720-9306

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At February 23, 2004, the number of the issuer's outstanding common units was 4,165,000.

K-SEA TRANSPORTATION PARTNERS L.P.
Successor to K-Sea Transportation LLC (Predecessor)
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

        References in this Form 10-Q to "K-Sea Transportation Partners L.P.," "the Partnership," "we," "our," "us" or like terms when used in a historical context refer to the assets of K-Sea Transportation LLC and its subsidiaries that were contributed to K-Sea Transportation Partners L.P. and its subsidiaries in connection with the initial public offering of common units representing limited partner interests in K-Sea Transportation Partners L.P. When used in the present tense or prospectively, those terms refer to K-Sea Transportation Partners L.P.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

K-SEA TRANSPORTATION LLC (Notes 1 and 2)
Predecessor to K-Sea Transportation Partners L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2003	December 31, 2003
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26	$16
Title XI escrow account	5,210	11,281
Accounts receivable, net	8,572	9,077
Deferred taxes	545	545
Prepaid expenses and other current assets	2,012	2,265

Total current assets	16,365	23,184
Vessels and equipment, net	145,520	143,840
Construction in progress	2,723	17,597
Title XI escrow account	7,254	1,049
Deferred financing costs, net	3,389	3,864
Other assets, net	3,077	5,475

Total assets	$178,328	$195,009

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Credit line borrowings	$8,525	$—
Current portion of long-term debt	13,669	1,407
Subordinated notes payable	—	12,950
Accounts payable	5,623	11,163
Accrued expenses and other current liabilities	3,961	4,512

Total current liabilities	31,778	30,032
Title XI bonds	39,026	38,218
Term loans	35,333	47,560
Credit line borrowings	—	18,143
Subordinated notes payable	17,450	4,500
Deferred taxes	13,451	13,710

Total liabilities	137,038	152,163
Commitments and contingencies
Members' equity	41,290	42,846

Total liabilities and members' equity	$178,328	$195,009

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION LLC (Notes 1 and 2)
Predecessor to K-Sea Transportation Partners L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2002	2003	2002	2003
Voyage revenue	$20,434	$20,541	$40,121	$43,430
Bareboat charter and other revenue	573	530	1,241	1,072

Total revenues	21,007	21,071	41,362	44,502

Voyage expenses	3,182	3,225	6,219	7,535
Vessel operating expenses	8,803	9,603	17,843	19,008
General and administrative expenses	2,208	1,798	4,007	3,787
Depreciation and amortization	4,218	4,226	8,347	8,280
Net loss on sale of vessels	5	—	93	—

Total operating expenses	18,416	18,852	36,509	38,610
Operating income	2,591	2,219	4,853	5,892
Interest expense, net	2,228	2,051	4,461	4,222
Other expense (income), net	(13)	(73)	84	(106)

Income before provision for income taxes	376	241	308	1,776
Provision for income taxes	24	36	20	266

Net income	$352	$205	$288	$1,510

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION LLC (Notes 1 and 2)
Predecessor to K-Sea Transportation Partners L.P.
UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
(in thousands)

For the Six Months Ended December 31, 2003
Balance at beginning of period	$ 41,290
Collection of notes receivable from members, net of interest accrued	46
Net income	1,510

Balance at end of period	$ 42,846

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION LLC (Notes 1 and 2)
Predecessor to K-Sea Transportation Partners L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended December 31,
	2002	2003
Cash flows from operating activities:
Net income	$288	$1,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,576	8,556
Payment of drydocking expenditures	(3,556)	(3,448)
Provision for doubtful accounts	100	56
Deferred income taxes	20	259
Net loss on disposal of vessels	93	—
Accrued supplemental interest	352	360
Other	(37)	24
Changes in operating working capital:
Accounts receivable	(2,791)	(561)
Prepaid expenses and other current assets	(818)	(249)
Accounts payable	(995)	(802)
Accrued expenses and other current liabilities	872	989
Other, net	400	(149)

Net cash provided by operating activities	2,504	6,545

Cash flows from investing activities:
Capital expenditures	(825)	(3,227)
Construction in progress	(9,041)	(10,847)
Proceeds from Title XI escrow funds	10,388	—

Net cash provided by (used in) investing activities	522	(14,074)

Cash flows from financing activities:
Increase in credit line borrowings	2,603	9,618
Proceeds from issuance of short-term debt	—	7,300
Payments on term loans	(4,585)	(8,259)
Financing costs paid	(1,465)	(1,135)
Increase (decrease) in book overdrafts	364	(54)
Collection on members' notes receivable	58	49

Net cash (used in) provided by financing activities	(3,025)	7,519

Cash and cash equivalents:
Net increase (decrease)	1	(10)
Balance at beginning of the period	15	26

Balance at end of the period	$16	$16

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,986	$3,685

Income taxes	$2	$7

Supplemental disclosure of non-cash investing and financing activities:
Notes receivable from members for contributions	$123	$—

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION LLC
Predecessor to K-Sea Transportation Partners L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        K-Sea Transportation LLC ("K-Sea LLC") and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the "Predecessor"), and their predecessor companies, have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and Gulf of Mexico. On July 8, 2003, K-Sea Transportation Partners L.P. (the "Partnership") was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by the Predecessor. On January 14, 2004, the Predecessor contributed substantially all of its assets and liabilities to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the "common units"). In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in the Partnership.

        The unaudited interim consolidated financial statements included in this report as of December 31, 2003, and for the three and six-month periods then ended, are for the Predecessor and, in the opinion of management, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read together with the consolidated financial statements of the Predecessor, and notes thereto, included in the Partnership's Registration Statement on Form S-1 (Registration No. 333-107084), as amended (the "Form S-1"), originally filed with the Securities and Exchange Commission on July 16, 2003. The June 30, 2003 financial information has been derived from the audited consolidated financial statements included in the Form S-1.

        All dollar amounts, except per unit prices, appearing in these consolidated financial statements are in thousands.

2. Subsequent Events

  a. Initial Public Offering

        On January 14, 2004, the Partnership completed its initial public offering of 3,625,000 common units at a price of $23.50 per unit. On January 21, 2004, the Partnership sold an additional 540,000 common units to the public in connection with the underwriters' exercise of their over-allotment option, making a total of 4,165,000 common units outstanding. Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees. Concurrent with these sales, the Partnership redeemed the 665,000 common units held by K-Sea LLC (see Note 1) at a cost of $14,592. The proceeds retained by the Partnership relating to the sale of the common units totaled $83,285. These proceeds were used to repay $73,941 in outstanding term and revolving credit debt, including prepayment fees, and to pay $5,939 in underwriting fees and $3,405 in professional fees and other offering expenses. The proceeds received by the Partnership from the offering and the use of those proceeds are summarized as follows:

Proceeds received:
Sale of 4,165,000 common units at $23.50 per unit	$97,877
Less amounts paid for redemption of 665,000 common units from K-Sea LLC (Note 1)	14,592

$83,285

Use of proceeds:
Repayment of term and revolving credit debt	73,941
Underwriting fees	5,939
Professional fees and other offering expenses	3,405

$83,285

        Concurrent with the closing of the initial public offering, the Partnership also entered into a new, three-year $47,000 credit agreement with KeyBank N.A. and The CIT Group/Equipment Financing, Inc. The credit agreement comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility. Additionally, the agreements governing the Title XI debt were renegotiated with the guarantor of the debt, the Maritime Administration ("MARAD") of the U.S. Department of Transportation, to permit distributions and to effect other changes consistent with operation of the Partnership as a public entity.

  b. Acquisition of Integrated Tug-Barge Unit

        On January 29, 2004, the Partnership acquired a 140,000 barrel capacity double-hull tank barge and an 8,000 horsepower tugboat. This integrated tug-barge unit, built in 2000, had been leased by SeaRiver Maritime, Inc. ("SeaRiver"), a subsidiary of Exxon Mobil Corporation ("Exxon Mobil"), from a financial institution. The purchase price of $34,157 was financed using available cash and $25,048 in borrowings under a new term loan. The Partnership also signed a new multi-year contract with SeaRiver to utilize the unit in Exxon Mobil's petroleum products transportation in the northeastern United States.

3. Significant Accounting Policies

        Cash and Cash Equivalents.    Cash equivalents include time deposits with maturities of three months or less when purchased and cash on deposit at a financial institution. Under the line of credit agreement in effect prior to the closing of the initial public offering, customer cash receipts were deposited in a lockbox bank account and transferred to the financial institution to reduce credit line borrowings and cash transfers in excess of borrowings were remitted to the Predecessor. Subsequent to the initial public offering, lockbox receipts are retained by the Partnership.

        Vessels and Equipment.    Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—five to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirements as required by the Oil Pollution Act of 1990 ("OPA 90"). Four of the Predecessor's single-hull tank vessels must be retired or retrofitted by December 31,

2004, and an additional 16 single-hull tank vessels must be retired or retrofitted by December 31, 2014; the useful lives of these assets have been limited to these respective periods.

        Included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years. Drydocking of vessels is required both by the United States Coast Guard and by the applicable classification society, which in the Partnership's case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment, and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.

        Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

        The Predecessor recognizes impairment on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. An impairment loss would be recognized to the extent the carrying value exceeds fair value by appraisal.

        When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on disposition included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

        Deferred Financing Costs.    Direct costs associated with obtaining long-term debt financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30 and December 31, 2003, amounted to $1,110 and $1,337, respectively.

        Revenue Recognition.    The Predecessor earns revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. Although contracts of affreightment and certain contracts for voyage charters may be effective for periods in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred. Estimated losses on contracts of affreightment and charters are accrued when such losses become evident.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. The most significant estimates relate to depreciation of the vessels, liabilities incurred from employee, commercial and other claims, the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates.

        Concentrations of Credit Risk.    Financial instruments that potentially subject the Predecessor to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Predecessor maintains its cash and cash equivalents on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

        With respect to accounts receivable, the Predecessor extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Predecessor maintains an allowance for doubtful accounts for potential losses, totaling $476 and $527 at June 30 and December 31, 2003, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

        Income Taxes.    As a limited liability company, K-Sea LLC is treated as a partnership for income tax purposes and, accordingly, is not responsible for federal, state and local income taxes, as its profits and losses are passed directly to its members for inclusion in their income tax returns. K-Sea LLC is subject to the New York City Unincorporated Business Tax. K-Sea LLC's subsidiaries are C Corporations that are subject to federal, state and local income taxes which are reflected in these financial statements. The provisions for income taxes for the three and six month periods ended December 31, 2002 and 2003 are based upon the estimated annual effective tax rates expected to be applicable to K-Sea LLC for fiscal 2003 and 2004, respectively.

        Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Predecessor's assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. The Predecessor evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

4. Vessels and Equipment and Construction in Progress

        At June 30 and December 31, 2003, vessels and equipment and construction in progress comprised the following:

	June 30, 2003	December 31, 2003
		(unaudited)
Vessels	$189,606	$195,938
Pier and office equipment	1,082	1,302

	190,688	197,240
Less accumulated depreciation and amortization	(45,168)	(53,400)

Vessels and equipment, net	$145,520	$143,840

Construction in progress	$2,723	$17,597

        Depreciation and amortization of vessels and equipment for the three and six months ended December 31, 2002 and December 31, 2003 was $4,146, $8,204, $4,226 and $8,232, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and six months ended December 31, 2002 and December 31, 2003 of $1,703, $3,322, $1,819 and $3,504, respectively.

        On January 16, 2004, the Partnership took delivery of the DBL 102, the fourth and final newly built, double-hull tank barge pursuant to a construction contract with Bollinger Gretna, L.L.C. The vessel has begun work in the coastwise trade. Also, as described in Note 2 above, on January 29, 2004 the Partnership acquired a 140,000 barrel capacity double-hull tank barge and an 8,000 horsepower tugboat at a purchase price of $34,157.

5. Financing

        As of June 30 and December 31, 2003, the Predecessor's outstanding debt balances were as follows:

	June 30, 2003	December 31, 2003
		(unaudited)
Short-term:
Credit line borrowings	$8,525	$—
Current portion of long-term debt	13,669	1,407
Subordinated notes payable	—	12,950
Long-term:
Title XI bonds, issued in four series and due in 2027-2029, and bearing interest at fixed rates averaging 6.21%	39,026	38,218
Term loans	35,333	47,560
Credit line borrowings	—	18,143
Subordinated notes payable	17,450	4,500

        In connection with the Partnership's initial public offering of common units, as described in Note 2, all of the Predecessor's debt balances, exclusive of $12,950 in subordinated notes, were contributed to the Partnership. The contributed short-term and long-term debt (excluding the Title XI bonds) were then repaid at a cost of $73,941, including prepayment fees, with proceeds of the initial public offering. After the closing of the initial public offering, the Partnership's debt included only the bonds issued by the Predecessor to finance the construction of four new tank vessels and guaranteed by MARAD (the "Title XI bonds"). Since proceeds from the initial public offering were used to repay credit line borrowings and term loan payments due over the next twelve months, such indebtedness was excluded from current liabilities and is classified as long-term debt at December 31, 2003. The $12,950 of subordinated notes due December 31, 2004 is included in current liabilities; however, these subordinated notes were not contributed to the Partnership in connection with the initial public offering, and, therefore, will be excluded from the Partnership's indebtedness.

        Concurrent with the closing of the initial public offering, the Partnership also entered into a new, three-year $47,000 credit agreement, which comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility. Borrowings under the credit facilities bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.5%, or (b) 30-day LIBOR plus 2.5%. The credit agreement is collateralized by vessels having an orderly liquidation value of at least $71,000. At closing, none of these funds were drawn and were completely available to the Partnership. Additionally, the agreements with MARAD governing the Title XI borrowings were restructured. The Partnership will be required to make available to the Secretary additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (a minimum of $1,518) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000. In addition, the Partnership is obligated to place in escrow with the Secretary one-sixth of the semi-annual debt service payment on each Title XI bond, which deposits will be withdrawn to make such payments.

        In connection with the delivery of the DBL 102 in January 2004, as described in Note 4, the Partnership drew down $9,932 in Title XI escrow funds. In connection with the acquisition of the 140,000 barrel integrated tug-barge unit, also described in Note 4, the Partnership entered into a seven-year, $25,048 term loan. The loan is repayable in monthly installments of $139, plus interest at an annual rate of 30-day LIBOR plus 2.95%, with a balloon payment of the remaining principal balance at maturity in 2011.

        The agreements governing the $47,000 credit facility, $25,048 term loan and the Title XI borrowings contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA, and a minimum balance of members' equity.

6. Commitments and Contingencies

        The Predecessor is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Predecessor believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Predecessor's assets, and would not have a material adverse effect on the Predecessor's financial position, results of operations or cash flows. The Predecessor is subject to deductibles with respect to its insurance coverage that range from $25 to $100 per incident and provides on a current basis for estimated payments thereunder.

7. New Accounting Pronouncements

        Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Predecessor was required to adopt FIN 46 in fiscal 2004, which did not have a material impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States. Our fleet of 36 tank barges, 3 tankers and 19 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With over two million barrels of capacity, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.

        Demand for our services is driven primarily by demand for refined petroleum products in the East Coast and Gulf of Mexico regions of the United States. We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats. These logistics services are generally provided under the following four basic types of contractual relationships:

  •
  time charters, which are contracts to charter a vessel for a fixed period of time, generally one year or more, at a set daily rate;

  •
  contracts of affreightment, which are contracts to provide transportation services for products over a specific trade route, generally for one or more years, at a negotiated per barrel rate;

  •
  voyage charters, which are charters for shorter intervals, usually a single round-trip, that are made on either a current market rate or advance contractual basis; and

  •
  bareboat charters, which are longer-term agreements that allow a customer to operate one of our vessels and utilize its own operating staff without taking ownership of the vessel.

        In addition, a variation of a voyage charter is known as a "consecutive voyage charter." Under this arrangement, voyage charters are continuously performed for a specified period of time.

        The table below illustrates the primary distinctions among these types of contracts. Definitions of certain terms follow.

	Time Charter	Contract of Affreightment	Voyage Charter(1)	Bareboat Charter
Typical contract length	One year or more	One year or more	Single voyage	Two years or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses	We pay	We pay	We pay	Customer pays
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

(1)
Under a consecutive voyage charter, the customer pays for idle time.

        Vessel operators can increase utilization and revenue generation through efficient vessel scheduling. Voyage charter rates, which are typically more responsive to changing market conditions than other rates, generally include payments for the time required for the vessel to return to the loading port after discharging its cargo. By scheduling the loading of new cargo closer to a discharge port, vessel operators can increase vessel utilization, generate additional revenue and increase average daily revenue. High vessel utilization tends to create higher average daily rates even though an operator may charge no more than its competitors for a particular voyage.

Definitions

        In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

  •
  Voyage revenue. Voyage revenue includes revenue from time charters, contracts of affreightment and voyage charters where we, as vessel operator, pay the vessel operating expenses. Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

  •
  Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs and canal tolls, which are unique to a particular voyage. Depending on the form of contract and customer preference, voyage expenses may be paid directly by customers or by us. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically when we pay voyage expenses, we add them to our freight rates at an approximate cost.

  •
  Net voyage revenue. Net voyage revenue is equal to voyage revenue less voyage expenses. As explained above, the amount of voyage expenses we incur for a particular contract depends upon the form of the contract. Therefore, in comparing revenues between reporting periods, we use net voyage revenue to improve the comparability of reported revenues that are generated by the different forms of contracts.

  •
  Bareboat charter and other revenue. Bareboat charter and other revenue include revenue from bareboat charters and from towing and other miscellaneous services.

  •
  Vessel operating expenses. The most significant direct vessel operating expenses are wages paid to vessel crews, routine maintenance and repairs and marine insurance. We may also incur outside towing expenses during periods of peak demand and in order to maintain our operating capacity while our tugs are drydocked or otherwise out of service for scheduled and unscheduled maintenance.

  •
  Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period, the size of the vessels and the nature of the work performed determine the level of drydocking expenditures. We capitalize expenditures incurred for drydocking and amortize these expenditures over 36 months.

  •
  General and administrative expenses. General and administrative expenses consist of employment costs of shoreside staff and cost of facilities, as well as legal, audit and other administrative costs.

  •
  Total tank vessel days. Total tank vessel days are equal to the number of calendar days in the period multiplied by the total number of tank vessels operating or in drydock during that period.

  •
  Scheduled drydocking days. Scheduled drydocking days are days designated for the inspection and survey of tank vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels' qualification to work in the U.S. coastwise trade. Generally, drydockings are required twice every five years and last between 30 and 60 days, based upon the size of the vessel and the type of work required.

  •
  Net utilization. Net utilization is a primary measure of operating performance in our business. Net utilization is a percentage equal to the total number of days worked by a tank vessel or group of tank vessels during a defined period, divided by total tank vessel days for that tank vessel or group of tank vessels. Net utilization is adversely impacted by scheduled drydocking, scheduled and unscheduled maintenance and idle time not paid for by the customer.

  •
  Average daily rate. Average daily rate, another key measure of our operating performance, is equal to the net voyage revenue earned by a tank vessel or group of tank vessels during a defined period, divided by the total number of days actually worked by that tank vessel or group of tank vessels during that period. Fluctuations in average daily rates result not only from changes in charter rates charged to our customers, but also from changes in vessel efficiency, which could result from internal factors, such as newer and more efficient tank vessels, and from external factors such as weather or other delays.

  •
  Coastwise and local trades. Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid Atlantic states to points as far north as Canada and as far south as Cape Hatteras and from points within the Gulf Coast region to other points within that region or to the Northeast. We also have one tank barge that transports agricultural products to international destinations. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

Recent Events

  a.    Initial Public Offering

        On July 8, 2003, K-Sea Transportation Partners L.P. was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC ("K-Sea LLC") and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the "Predecessor"). On January 14, 2004, the Predecessor contributed substantially all of its assets and liabilities to us in connection with the initial public offering of our common units representing limited partnership interests (the "common units"). In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in us.

        Also on January 14, 2004, we completed our initial public offering of 3,625,000 common units at a price of $23.50 per unit. On January 21, 2004, we sold an additional 540,000 common units to the public in connection with the underwriters' exercise of their over-allotment option, making a total of 4,165,000 common units outstanding. Total gross proceeds from these sales were $97.9 million, before offering costs and underwriting fees. Concurrent with these sales, we redeemed the 665,000 common units held by K-Sea LLC at a cost of $14.6 million. The proceeds retained by us relating to the sale of the common units totaled $83.3 million. These proceeds were used to repay $73.9 million in outstanding term and revolving credit debt, including prepayment fees, and to pay $5.9 million in underwriting fees and $3.4 million in professional fees and other offering expenses. The proceeds that we received from the initial public offering and the use of those proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,165,000 common units at $23.50 per unit	$97,877
Less amounts paid for redemption of 665,000 common units from K-Sea LLC	14,592

$83,285

Use of proceeds:
Repayment of term and revolving credit debt	73,941
Underwriting fees	5,939
Professional fees and other offering expenses	3,405

$83,285

        At the closing of the initial public offering, we also entered into a new, three-year $47.0 million credit agreement with KeyBank N.A. ("KeyBank") and The CIT Group/Equipment Financing, Inc. ("CIT"). The credit agreement comprises a $10.0 million senior secured revolving working capital facility, a $30.0 million senior secured revolving acquisition facility, and a $7.0 million senior secured standby letter of credit facility. Additionally, the agreements governing the Title XI debt were renegotiated with the guarantor of the debt, the Maritime Administration of the U.S. Department of Transportation ("MARAD"), to permit partner distributions and to effect other changes consistent with our operation as a public entity.

  b.    Acquisition of Integrated Tug-Barge Unit

        On January 29, 2004, we acquired a 140,000 barrel capacity double-hull tank barge and an 8,000 horsepower tugboat. This integrated tug-barge unit, built in 2000, had been leased by SeaRiver Maritime, Inc. ("SeaRiver"), a subsidiary of Exxon Mobil Corporation ("Exxon Mobil"), from a financial institution. The purchase price of $34.2 million was financed using available cash and $25.0 million in borrowings under a new term loan. We also signed a new multi-year contract with SeaRiver to utilize the unit in Exxon Mobil's petroleum products transportation in the northeastern United States.

Results Of Operations

        The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2003	2002	2003
Voyage revenue	$20,434	$20,541	$40,121	$43,430
Voyage expenses	3,182	3,225	6,219	7,535

Net voyage revenue	17,252	17,316	33,902	35,895
Bareboat charter and other revenue	573	530	1,241	1,072
Vessel operating expenses	8,803	9,603	17,843	19,008
% of net voyage revenue	51.0%	55.5%	52.6%	53.0%
General and administrative expenses	2,208	1,798	4,007	3,787
% of net voyage revenue	12.8%	10.4%	11.8%	10.6%
Depreciation and amortization	4,218	4,226	8,347	8,280
Net loss on sale of vessels	5	—	93	—

Operating income	2,591	2,219	4,853	5,892
% of net voyage revenue	15.0%	12.8%	14.3%	16.4%
Interest expense, net	2,228	2,051	4,461	4,222
Other expense (income), net	(13)	(73)	84	(106)

Income before provision for income taxes	376	241	308	1,776
Provision for income taxes	24	36	20	266

Net income	$352	$205	$288	$1,510

Net voyage revenue by trade
Coastwise
Total tank vessel days	1,364	1,444	2,713	2,900
Days worked	1,228	1,233	2,472	2,557
Scheduled drydocking days	29	90	40	179
Net utilization	90%	85%	91%	88%
Average daily rate	$9,791	$9,438	$9,703	$9,833
Total coastwise net voyage revenue	$12,023	$11,637	$23,987	$25,143
Local
Total tank vessel days	1,380	1,288	2,760	2,484
Days worked	1,124	1,090	2,171	2,106
Scheduled drydocking days	32	74	32	125
Net utilization	81%	85%	79%	85%
Average daily rate	$4,652	$5,210	$4,567	$5,105
Total local net voyage revenue	$5,229	$5,679	$9,915	$10,752
Tank vessel fleet
Total tank vessel days	2,744	2,732	5,473	5,384
Days worked	2,352	2,323	4,643	4,663
Scheduled drydocking days	61	164	72	304
Net utilization	86%	85%	85%	87%
Average daily rate	$7,335	$7,454	$7,302	$7,698
Total fleet net voyage revenue	$17,252	$17,316	$33,902	$35,895

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Voyage Revenue

        Voyage revenue was $20.5 million for the three months ended December 31, 2003, an increase of $0.1 million, or less than 1%, as compared to voyage revenue of $20.4 million for the three months ended December 31, 2002. Voyage expenses were $3.2 million for the three months ended December 31, 2003, which was approximately equal to the voyage expenses incurred for the three months ended December 31, 2002.

        Net voyage revenue was $17.3 million for the three months ended December 31, 2003, which equaled the net voyage revenue earned for the three months ended December 31, 2002. In our coastwise trade, net voyage revenue was $11.6 million, a decrease of $0.4 million as compared to the three months ended December 31, 2002. The addition of two newly constructed tank vessels, the DBL 81 and DBL 82 which were delivered in February and June 2003, respectively, increased coastwise net voyage revenue by approximately $1.8 million. This was partially offset by a reduction of $0.7 million resulting from the phase-out of the KTC 115 in December 2002. The remaining decrease resulted primarily from an increase in scheduled drydocking days for certain larger vessels, including the commencement of the double-hulling process for the KTC 155, which resulted in overall reduced vessel utilization and net voyage revenue. Average daily rates in our coastwise trade decreased by 4% for the three months ended December 31, 2003 to $9,438, from $9,791 for the three months ended December 31, 2002, due to the greater scheduled shipyard days for larger vessels and the lower revenue from longer-term voyage charters.

        Net voyage revenue in our local trade for the three months ended December 31, 2003 increased by $0.5 million, or 9%. Net utilization in our local trade improved to 85% for the three months ended December 31, 2003 from 81% for the three months ended December 31, 2002, resulting from a stronger local market, including improved utilization of our small tanker fleet. Average daily rates in our local trade improved 12% to $5,210 for the three months ended December 31, 2003 from $4,652 for the three months ended December 31, 2002, which were positively impacted by higher average bunkering rates.

Bareboat Charter and Other Revenue

        Bareboat charter and other revenue was $0.5 million for the three months ended December 31, 2003, which approximated the amount earned for the three months ended December 31, 2002.

Vessel Operating Expenses

        Vessel operating expenses were $9.6 million for the three months ended December 31, 2003, an increase of $0.8 million, or 9%, as compared to $8.8 million for the three months ended December 31, 2002. Vessel operating expenses as a percentage of net voyage revenue increased from 51.0% for the three months ended December 31, 2002 to 55.5% for the three months ended December 31, 2003. Vessel labor and related costs increased $0.2 million as a result of a higher average number of employees due to the operation of two additional tugboats. One tugboat was purchased in May 2003 and the other was returned to us after completing a bareboat charter contract in November 2002. Despite these additions, outside towing expense increased by $0.2 million due to an increase in scheduled tugboat shipyard days in the three months ended December 31, 2003. In addition, insurance and repairs expense increased $0.3 million as a result of the additional barges and tugs operated.

Depreciation and Amortization

        Depreciation and amortization was $4.2 million for the three months ended December 31, 2003, which approximated the amount for the three months ended December 31, 2002.

General and Administrative Expenses

        General and administrative expenses were $1.8 million for the three months ended December 31, 2003, a decrease of $0.4 million, or 19%, as compared to general and administrative expenses of $2.2 million for the three months ended December 31, 2002. The prior year quarter included $0.3 million in discretionary employee bonuses relating to the year ended June 30, 2002 which were awarded and paid in October 2002. Reductions in our reserve for bad debts, reflecting improved collections, offset increased compensation for our shoreside staff and an additional employee in both our Information Technology and Operations departments. As a percentage of net voyage revenue, general and administrative expenses decreased to 10.4% for the three months ended December 31, 2003 from 12.8% for the three months ended December 31, 2002.

Interest Expense, Net

        Net interest expense was $2.0 million for the three months ended December 31, 2003, $0.2 million lower than the three months ended December 31, 2002. Interest on term loans decreased resulting from lower average principal balances. Additionally, a portion of this debt bears interest at a floating rate tied to the 30-day London Interbank Offered Rate ("LIBOR"). This floating rate averaged 4.8% for the three months ended December 31, 2003, compared to 5.3% for the three months ended December 31, 2002.

        As described in Note 5 to the interim unaudited consolidated financial statements included in this Form 10-Q, only the Title XI debt, which amounted to $39.6 million at the closing of the initial public offering, has been retained us.

Provision For Income Taxes

        Our interim provisions for income taxes are based on our estimate of the annual effective tax rate. For the three months ended December 31, 2003, this rate was 15.0%, as compared to 6.4% for the three months ended December 31, 2002. This change resulted primarily from an increase in the percentage of our consolidated pretax income estimated to be attributable to our corporate subsidiaries for the applicable period. As a limited liability company, K-Sea LLC is treated as a partnership for income tax purposes.

Net Income

        Net income was $0.2 million for the three months ended December 31, 2003, a decrease of $0.2 million compared to net income of $0.4 million for the three months ended December 31, 2002. The decrease resulted primarily from a $0.8 million increase in vessel operating expenses, offset by a $0.4 million decrease in general and administrative expenses and a $0.2 million decrease in interest expense, net.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Net Voyage Revenue

        Voyage revenue was $43.4 million for the six months ended December 31, 2003, an increase of $3.3 million, or 8%, as compared to voyage revenue of $40.1 million for the six months ended December 31, 2002. Voyage expenses were $7.5 million for the six months ended December 31, 2003, an increase of $1.3 million, or 21%, as compared to voyage expenses of $6.2 million for the six months ended December 31, 2002.

        Net voyage revenue was $35.9 million for the six months ended December 31, 2003, an increase of $2.0 million, or 6%, as compared to net voyage revenue of $33.9 million for the six months ended December 31, 2002. In our coastwise trade, net voyage revenue was $25.1 million, an increase of

$1.2 million, or 5%. The addition of the newly constructed tank vessels DBL 81 and DBL 82 increased coastwise net voyage revenue by approximately $3.3 million; this was partially offset by a reduction of $1.6 million resulting from the phase-out of the KTC 115 in December 2002. Additional improvement resulted from an increase of 1% in average daily rates to $9,833 for the six months ended December 31, 2003, from $9,703 for the six months ended December 31, 2002. These positive impacts were offset, however, by a greater number of scheduled shipyard days on larger vessels, including the commencement of the double-hulling process for the KTC 155.

        Net voyage revenue in our local trade for the six months ended December 31, 2003 increased by $0.8 million, or 8%. Net utilization improved to 85% for the six months ended December 31, 2003 from 79% for the six months ended December 31, 2002, positively impacted by the stronger local market and improved utilization of our small tanker fleet. Average daily rates in our local trade improved 12% to $5,105 for the six months ended December 31, 2003 from $4,567 for the six months ended December 31, 2002, which were positively impacted by higher average bunkering rates, which offset an increase in scheduled drydocking days.

Bareboat Charter and Other Revenue

        Bareboat charter and other revenue totaled $1.1 million for the six months ended December 31, 2003, a decrease of $0.1 million, or 14%, as compared to $1.2 million for the six months ended December 31, 2002. The decrease resulted from the expiration of a bareboat charter contract that was in effect during the six months ended December 31, 2002.

Vessel Operating Expenses

        Vessel operating expenses were $19.0 million for the six months ended December 31, 2003, an increase of $1.2 million, or 7%, as compared to $17.8 million for the six months ended December 31, 2002. Vessel operating expenses as a percentage of net voyage revenue increased to 53.0% for the six months ended December 31, 2003 from 52.6% for the six months ended December 31, 2002. Vessel labor and related costs increased $0.8 million as a result of a 3% contractual wage increase for our unionized employees and a higher average number of employees due to the operation of two additional tugboats. Operation of the additional tugboats, one of which was purchased in May 2003 while the other was returned to us after completing a bareboat charter contract, also increased vessel supply and routine maintenance costs by $0.4 million. Outside towing expense decreased by $0.2 million due to the operation of these additional two tugboats, which was offset by higher insurance premiums on the additional barges and tugs.

Depreciation and Amortization

        Depreciation and amortization was $8.3 million for the six months ended December 31, 2003, which approximated the amount for the six months ended December 31, 2002.

General and Administrative Expenses

        General and administrative expenses were $3.8 million for the six months ended December 31, 2003, a decrease of $0.2 million, or 5%, as compared to general and administrative expenses of $4.0 million for the six months ended December 31, 2002. The prior year period included $0.3 million in discretionary employee bonuses relating to the year ended June 30, 2002 which were awarded and paid in October 2002. This offset increased compensation for our shoreside staff and an additional employee in both our Information Technology and Operations departments. As a percentage of net voyage revenue, general and administrative expenses decreased to 10.6% for the six months ended December 31, 2003 from 11.8% for the six months ended December 31, 2002.

Interest Expense, Net

        Net interest expense decreased to $4.2 million for the six months ended December 31, 2003, from $4.5 million for the six months ended December 31, 2002. Interest on term loans decreased resulting from lower average principal balances. Additionally, a portion of this debt bears interest at a floating rate tied to the 30-day LIBOR. This floating rate averaged 4.8% for the six months ended December 31, 2003, compared to 5.4% for the six months ended December 31, 2002.

Provision For Income Taxes

        Our interim provisions for income taxes are based on our estimate of the annual effective tax rate. For the six months ended December 31, 2003, this rate was 15.0%, compared to 6.4% for the six months ended December 31, 2002. This change resulted primarily from an increase in the percentage of our consolidated pretax income estimated to be attributable to our corporate subsidiaries. As a limited liability company, K-Sea LLC is treated as a partnership for income tax purposes.

Net Income

        Net income was $1.5 million for the six months ended December 31, 2003, an increase of $1.2 million, as compared to net income of $0.3 million for the six months ended December 31, 2002. The increase resulted primarily from a $2.0 million increase in net voyage revenue and decreases of $0.2 million in general and administrative and interest expenses; offset by a $1.2 million increase in vessel operating expenses.

Liquidity and Capital Resources

        Operating Cash Flows.    Net cash provided by operating activities increased to $6.5 million for the six months ended December 31, 2003, compared to $2.5 million for the six months ended December 31, 2002. The increase of $4.0 million resulted primarily from the $1.2 million improvement in net income along with $2.5 million in favorable working capital fluctuations, primarily fluctuations in accounts receivable.

        Investing Cash Flows.    Net cash used in investing activities totaled $14.1 million for the six months ended December 31, 2003 compared to net cash provided by investing activities of $0.5 million for the six months ended December 31, 2002. The fiscal 2003 period included $10.4 million in drawdowns from our Title XI escrow fund, relating primarily to delivery of a newbuild barge in July 2002. There were no drawdowns from our Title XI escrow fund for the fiscal 2004 period. Capital expenditures for the fiscal 2004 period, other than construction in progress on our tank vessel newbuilding program, increased by $2.4 million due to expenditures for repowering and coupling for certain tugboats. Construction in progress expenditures for our tank vessel newbuilding program totaled $10.8 million for the six months ended December 31, 2003, compared to $9.0 million for the six months ended December 31, 2002.

        In the first two quarters of fiscal 2004, we commenced the double-hulling process for the KTC 155, and we also began the modification of the DBL 105 for petroleum transportation, along with certain other capital projects. The KTC 155 and the DBL 105 are expected to return to operations at the end of fiscal 2004.

        In January 2004, we took delivery of the DBL 102, the fourth and final newbuild double-hull tank barge pursuant to the construction contract with Bollinger Gretna, L.L.C. This vessel began working immediately in the coastwise trade. In addition, on January 29, 2004, we acquired a 140,000 barrel capacity double-hull tank barge and an 8,000 horsepower tugboat. This integrated tug-barge unit, built in 2000, had been leased by SeaRiver, a subsidiary of Exxon Mobil, from a financial institution. We also signed a new multi-year contract with SeaRiver to utilize the unit in Exxon Mobil's petroleum products transportation in the northeastern United States. The barge was renamed DBL 140 and the tugboat renamed Lincoln Sea. The addition of this integrated tug-barge unit represents a 5.8% increase to the current barrel-carrying capacity of our fleet as of January 29, 2004. By the end of 2004, after the phase-out of three single-hull vessels required by the Oil Pollution Act of 1990 ("OPA 90") and the completion of the KTC 155 retrofit and DBL 105 modification projects, approximately 74% of the barrel-carrying capacity of our tank vessel fleet will be double-hulled.

        Financing Cash Flows.    Net cash provided by financing activities was $7.5 million for the six months ended December 31, 2003, as compared to $3.0 million used in financing activities for the six months ended December 31, 2002. In the six months ended December 31, 2003, we increased our credit line borrowings by $9.6 million and entered into other short-term borrowings of $7.3 million, primarily to finance our ongoing vessel construction projects in anticipation of the initial public offering of our common units. We also repaid $8.3 million of term loans and paid $1.1 million in financing costs, primarily comprising offering related expenses. In the six months ended December 31, 2002, we made $4.6 million in term loan repayments and also paid $1.5 million in financing costs, relating mainly to issuance of our Title XI bonds. These payments were financed primarily by cash from operations and $2.6 million in additional credit line borrowings.

        Upon delivery of the DBL 102 in January 2004, as described above under "—Investing Cash Flows", we drew down $9.9 million from the Title XI escrow account. The purchase price for the DBL 140 and Lincoln Sea, also described above, totaled $34.2 million and was financed using available cash and $25.0 million in borrowings under a new term loan.

        Payment of Distributions.    Our initial quarterly distribution to unitholders will be pro-rated to cover the period from January 14, 2004 (the completion date of the initial public offering) to March 31, 2004, and is expected to be declared near the end of April 2004 for payment in May.

        New Credit Agreement.    In connection with the closing of the initial public offering, we entered into a new three-year $47.0 million credit agreement with KeyBank and CIT. The credit agreement comprises a $10.0 million senior secured revolving working capital facility, a $30.0 million senior secured revolving acquisition facility, and a $7.0 million senior secured standby letter of credit facility.

        The working capital facility is used for ongoing working capital needs, documentary letters of credit, distributions and general partnership purposes, including future acquisitions and expansions. There were no amounts outstanding under the working capital facility at the closing of the initial public offering. Amounts borrowed and repaid under the working capital facility may be re-borrowed. We will be required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.

        The acquisition facility is used to finance acquisitions including the acquisition of additional vessels. Interest under the acquisition facility is payable monthly for 18 months after each borrowing. After the expiration of the 18 months, or upon the earlier expiration of the new credit agreement, we must either repay the entire outstanding principal amount or exercise an option to refinance the then outstanding borrowings over 60 months based on a 10- year amortization schedule, with a balloon payment for any unpaid amount due at the end of such term. We cannot exercise this option if there is an event of default existing under any facility. We had no borrowings outstanding under the acquisition facility at the closing of the initial public offering.

        The standby letter of credit facility has been utilized, in the amount of $6.5 million, in connection with the additional security granted to MARAD pursuant to the restructuring of the financial agreements governing our Title XI borrowings (see "—Title XI Borrowings" below).

        Our obligations under the credit agreement are secured by a first priority security interest, subject to permitted liens, on certain vessels having an orderly liquidation value of at least $71.0 million. We have assigned to the lenders all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. In addition, the credit agreement is guaranteed by all subsidiaries that own, operate, have on charter or receive any hires on any of the pledged vessels.

        We may prepay all loans under the working capital facility at any time without premium or penalty, other than customary LIBOR breakage costs. Prepayment of the acquisition facility or refinancing of letters of credit would, however, carry customary prepayment fees.

        Indebtedness under the facilities bear interest at a rate equal to the greater of KeyBank's prime rate or the federal funds effective rate plus 0.5%, or LIBOR plus 2.50%. We incur quarterly commitment fees based on the unused amount of the credit facilities.

        We are required to use 100% of the net proceeds of certain vessel sales outside the ordinary course of business exceeding specified levels and 100% of the net proceeds from certain insurance, litigation awards or other material recovery events to repay borrowings under the credit agreement, subject to permitted reinvestments and replacements.

        Under the terms of the new credit facility, we will be prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration. Events of default include, among others:

  •
  failure to pay any principal, interest, fees, expenses or other amounts when due;

  •
  default under any vessel mortgage;

  •
  failure to notify the lenders of any oil spill or discharge of hazardous material, or of any action or claim related thereto;

  •
  breach or lapse of any insurance with respect to the vessels;

  •
  breach of certain financial covenants;

  •
  judgments against us, our general partner or any of our subsidiaries in excess of certain allowances;

  •
  default under other indebtedness of our operating partnership, our general partner or any of our subsidiaries above $0.5 million;

  •
  bankruptcy or insolvency events involving us, our general partner or our subsidiaries;

  •
  failure of any representation or warranty to be materially correct;

  •
  a change of control (as defined in the new credit agreement); and

  •
  a material adverse effect (as defined in the new credit agreement) occurs relating to us or our business.

        The new credit agreement requires us to adhere to certain financial covenants and limits the ability of our operating partnership and certain of its subsidiaries to, among other things:

  •
  incur or guarantee indebtedness;

  •
  change ownership or structure, including consolidations, liquidations and dissolutions;

  •
  repurchase or redeem units;

  •
  make certain negative pledges and grant certain liens;

  •
  sell, transfer, assign or convey assets;

  •
  make certain loans and investments;

  •
  enter into a new line of business;

  •
  transact business with affiliates unless on an arm's length basis;

  •
  enter into agreements restricting loans or distributions made by our operating partnership's subsidiaries to us or our operating partnership; or

  •
  participate in certain hedging and derivative activities.

        CIT Term Loan.    In order to finance the January 2004 acquisition of the 140,000 barrel capacity double-hull tank barge and the 8,000 horsepower tugboat as described above in "—Investing Cash Flows", we entered into a seven-year, $25.0 million credit agreement with CIT. Our obligations under the credit agreement are secured by a first priority security interest in the two vessels. We have assigned to CIT all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels.

        The loan is repayable in monthly installments of $139,155, plus interest at an annual rate of 30-day LIBOR plus 2.95%, with a balloon payment of the remaining principal balance at maturity in 2011.

        Under the terms of the CIT credit agreement, we will be prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration. Events of default under the CIT credit agreement are substantially identical to those under the new credit agreement described above in "—New Credit Agreement".

        The CIT credit agreement requires us to adhere to certain financial covenants and limits the ability of our operating partnership and certain of its subsidiaries to, among other things:

  •
  incur or guarantee indebtedness;

  •
  change ownership or structure, including consolidations, liquidations and dissolutions;

  •
  sell, transfer, assign or convey assets;

  •
  enter into a new line of business;

  •
  transact business with affiliates unless on an arm's length basis; or

  •
  enter into agreements restricting loans or distributions made by our operating partnership's subsidiaries to us or our operating partnership.

        Title XI Borrowings.    To permanently finance construction of our four new tank vessels, we applied for and received from MARAD a guarantee of obligations for mortgage financing pursuant to Title XI of the Merchant Marine Act of 1936. Under this program, this long-term financing is guaranteed by the full faith and credit of the United States of America, which is collateralized by the new tank vessels and certain other agreements. The guarantee amount of $40.4 million is equal to 87.5% of the MARAD-approved cost of construction of the four tank vessels, which includes qualifying financing costs.

        On June 7, 2002, we privately placed $40.4 million of bonds (the "Title XI bonds"), which were guaranteed by MARAD. The proceeds of $39.1 million, net of certain closing fees, were deposited in an escrow account with the U.S. Department of the Treasury and invested in U.S. government obligations at rates approximating 1.0% per year. The Title XI bonds were issued in four series and bear interest at a weighted average fixed rate of 6.2% per year. Each series is repayable over 25 years beginning six months after the delivery date of the related tank vessel.

        On July 26, 2002, February 5, 2003, June 27, 2003, and January 16, 2004, respectively, the delivery dates of the four tank vessels, we drew down the portion of the escrow account relating to the particular vessel. Based on these delivery dates, principal repayment of the Title XI bonds, excluding interest, totaled $0.2 million in the fiscal year ended June 30, 2003, and will total $1.2 million in the fiscal year ending June 30, 2004 and $1.6 million for each fiscal year thereafter until the debt is repaid. See "—Contractual Obligations and Contingencies" below for a description of the repayment schedule for these bonds.

        In connection with our initial public offering, the agreements with MARAD governing the Title XI borrowing guarantees were restructured. The Title XI bonds continue to be secured by a first priority security interest, subject to permitted liens, on the four Title XI vessels. In addition, throughout the term of the Title XI bonds, we will cause additional funds in the aggregate sum of $8.0 million to be made available to the U.S. Secretary of Transportation, (the "Secretary") in the form of one or more letters of credit and/or additional cash deposits ($1.5 million minimum for cash deposits) to the escrow account that we will continue to maintain pursuant to the terms of the Title XI agreements. We are obligated under the financial agreement with MARAD to escrow on a monthly basis one-sixth of the amount of each semi-annual payment of principal and interest due on the Title XI bonds, which deposits will be withdrawn to make the semi-annual payments. We have also granted MARAD first priority security interests in additional vessels having an orderly liquidation value of $10.0 million.

        The restructured financial agreements relating to the Title XI bonds enable us to make distributions of our available cash in accordance with the terms of our partnership agreement, except under any of the following circumstances, in which case distributions would require the written consent of the Secretary:

  •
  failure to pay any principal, interest, fees, expenses or other amounts on the Title XI bonds or related obligations when due;

  •
  failure to observe any agreement, security instrument, obligation, representation, warranty or covenant included in the agreements with respect to the Title XI bonds;

  •
  bankruptcy or insolvency events involving us, the operating partnership or any of our subsidiaries; or

  •
  exceeding $5.0 million in indebtedness incurred for the purpose of making distributions or indemnity payments to the Predecessor and certain of its affiliates.

        The restructured Title XI financial agreements also contain various covenants that generally prohibit us, without the Secretary's written consent, from engaging in any of the following activities:

  •
  entering into any agreements with third parties to manage the Title XI vessels;

  •
  selling, mortgaging, transferring, leasing or demise chartering the Title XI vessels to third parties;

  •
  entering into sale/leaseback transactions that do not result in sale proceeds at least equal to the fair value of the property sold;

  •
  guaranteeing the obligations of other persons;

  •
  embarking on any new business not related to our current business;

  •
  making certain indemnity payments; and

  •
  subject to certain exceptions, merging, consolidating or conveying any portion of our properties or assets and dissolving our partnership.

        In addition, unless (a) we maintain a consolidated fixed charge coverage ratio (as defined in the financial agreement) of at least 3.0 to 1.0, (b) after giving effect to a transaction or transactions, our consolidated net worth exceeds our consolidated long-term debt, and (c) after giving effect to a transaction or transactions, our consolidated net worth is at least initially $90.0 million (or in any fiscal year after our 2004 fiscal year, is at least 90% of our consolidated net worth as of the last day of the immediately preceding fiscal year but shall not be lower than $90.0 million), we will not be allowed, without the Secretary's written consent, to:

  •
  withdraw any capital;

  •
  redeem any partnership interest or convert any of the same into debt;

  •
  except as described above, make any distribution respecting any partnership interest;

  •
  make any investments in the securities of any related party;

  •
  make any loan or advance to, or prepay any indebtedness to:

  •
  any shareholder or partner of K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P. or any of their respective consolidated subsidiaries;

  •
  any director, officer or employee of K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., any of their respective consolidated subsidiaries or any related party; or

  •
  any related party;

  •
  grant compensation increases to employees earning more than certain defined amounts, acquire any fixed assets other than those required for the maintenance of our existing assets, or make any new investments in other than obligations of the United States;

  •
  either enter into or become liable (directly or indirectly) under charters and leases (having a term of six months or more) which have annual payments aggregating in excess of $0.5 million;

  •
  pay any indebtedness subordinated to the Title XI bonds;

  •
  incur any new indebtedness, except current liabilities, short-term loans or loans under our revolving credit lines incurred in the ordinary course of business; or

  •
  permit any new mortgages or liens on any of our property or assets, subject to certain exceptions.

        Oil Pollution Act of 1990.    Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through 2014, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. Under OPA 90, approximately 27% of the current barrel-carrying capacity of the domestic tank vessel fleet must be retired or retrofitted between January 1, 2004 and January 1, 2007, and an additional approximately 38% must be retired or retrofitted at varying times between then and January 1, 2015.

        We presently own and operate four vessels, the KTC 90, KTC 96, KTC 135 and KTC 155, which are scheduled for phase-out between April 2004 and December 2004. We are presently retrofitting the KTC 155 to a double-hull vessel, which we expect to complete at the end of fiscal 2004. To replace the three other vessels phasing out in 2004, and another vessel that was phased out in December 2002, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years. All such vessels have now been delivered, at an aggregate cost of approximately $46.2 million, including financing and other costs and certain special equipment. These new tank barges have been coupled with tugboats we already own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability. We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described above under "—Title XI Borrowings". Upon completion of the retrofit of the KTC 155 and the DBL 105, and the phase-out of the three single-hull tank barges by December 2004, approximately 74% of the barrel-carrying capacity of our tank vessel fleet will be double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until the end of 2014.

        Ongoing Capital Expenditures.    Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that we will spend an average of approximately $8.1 million per year to drydock and maintain our tank vessels' operating capacity. In addition, we anticipate that we will spend $0.5 million annually in general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended December 31,
	2002	2003
Maintenance capital expenditures	$3,906	$3,837
Expansion capital expenditures	475	2,838

Total capital expenditures (including vessel acquisitions)	$4,381	$6,675

        We expect to spend approximately $14.1 million during the remaining two quarters of fiscal 2004 for the KTC 155 retrofit to a double-hull tank vessel, the modification of the DBL 105 for petroleum transportation, and certain other projects. We expect to use our new acquisition facility, plus cash from operations, to finance these expenditures.

        Additionally, we intend to retire or retrofit 16 single-hull tank vessels, which at December 31, 2004 will represent approximately 26% of our barrel-carrying capacity after giving effect to the completion of our current retrofitting projects and the phase-out of three single hull tank barges. We estimate that the current cost to replace the 26% of our operating capacity represented by those tank vessels with newbuildings would range from $43.0 million to $50.0 million. This capacity can also be replaced over the next 11 years by acquiring existing double-hull tank vessels as opportunities arise or by retrofitting our existing vessels. We are currently evaluating the most cost-effective means to replace this capacity.

        Liquidity Needs.    Our primary short-term liquidity needs are to fund general working capital requirements and drydocking expenditures while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our working capital facility, while our long-term sources of funds will be cash from operations, long-term bank borrowings and other debt or equity financings.

        We believe that cash flows from operations and borrowings under our new credit agreement will be sufficient to meet our short-term liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or if we make additional acquisitions, we may need to raise additional capital. There can be no assurance that we will be able to raise additional funds on favorable terms.

        Balance Sheet Changes.    The significant financing and acquisition transactions occurring in January 2004, as described above, including the initial public offering, the acquisition of the 140,000 barrel integrated tug-barge unit and related debt, the delivery of the DBL 102 and the related Title XI escrow drawdown, and borrowings related to expenditures on the DBL 105 modification project, have impacted the December 31, 2003 balance sheet as follows (in thousands):

	December 31, 2003	December 31, 2003
		(as adjusted)
Working capital(1)	(4,317)	3,554
Title XI escrow account	12,330	2,398
Vessels and equipment, net(2)	161,437	195,246
Other assets(3)	9,339	9,069
Total debt	122,778	73,873
Deferred taxes	13,165	1,930
Members'/partners' equity	42,846	134,464

(1)
Includes cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses.
(2)
Including Construction in progress.
(3)
Includes Deferred financing costs and Other assets.

        Contractual Obligations and Contingencies.    Our contractual obligations at December 31, 2003 are summarized below. These amounts have been adjusted to reflect the application of proceeds from the initial public offering of our common units to repay certain long-term debt and other obligations as described under "Subsequent Events—Initial Public Offering" above (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Title XI debt	$39,625	$1,407	$3,235	$3,235	$31,748
Non-cancelable operating leases	117	117	—	—	—
Capital expenditures (1)	11,365	11,365	—	—	—

	$51,107	$12,889	$3,235	$3,235	$31,748

(1)
These capital expenditures relate to retrofitting the KTC 155 and modification of the DBL 105. The amounts exclude the final construction payments made to the shipyard upon delivery of the

  DBL 102, which occurred on January 16, 2004 and which were financed by a drawdown of funds from our Title XI escrow account.

        We are a party to various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are subject to deductibles with respect to our insurance coverage that range from $10,000 to $100,000 per incident, and we provide on a current basis for estimated payments thereunder.

        K-Sea LLC and its predecessors were named, together with a large number of other companies, as a co-defendant in 37 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering. K-Sea LLC and its predecessors were dismissed from these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000. We may be subject to litigation in the future involving the plaintiffs in the 37 previously dismissed lawsuits and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

Seasonality

        We operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. The summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services.

Critical Accounting Policies

        The accounting treatment of a particular transaction is dictated by generally accepted accounting principles and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that, of our significant accounting policies discussed in note 3 to our consolidated financial statements, the following may involve a higher degree of judgment.

Revenue Recognition

        We earn revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. Although contracts of affreightment and certain contracts for voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred. Estimated losses on contracts of affreightment and charters are accrued when such losses become evident.

Depreciation

        Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—five to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, these useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. Also included in vessels are drydocking expenditures that are capitalized and amortized over three years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel's carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value by appraisal. Our assumptions and estimates would include, but not be limited to, the estimated fair market value of the assets and their estimated future cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Amortization of Drydocking Expenditures

        Drydocking expenditures are capitalized and amortized over three years. Drydocking of vessels is required by both the U.S. Coast Guard and by the applicable classification society, which in our case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel. Amortization of drydocking expenditures is included in depreciation and amortization expense.

Accounts Receivable

        We extend credit to our customers in the normal course of business. We regularly review our accounts, estimate the amount of uncollectible receivables each period, and establish an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to our trade receivables has generally been considered minimal because of the financial strength of our customers.

Deferred Income Taxes

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are projected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized. We regularly review the estimated realizability of our deferred tax assets which relate primarily to net operating loss and alternative minimum tax credit carryforwards.

New Accounting Pronouncements

        Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. We were required to adopt FIN 46 in fiscal 2004, which did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our Title XI bonds bear interest at fixed interest rates ranging from 6.17% to 6.26%. Any outstanding borrowings under our new revolving credit agreement will bear interest at a floating rate equal to 30-day LIBOR plus 2.95%, which will subject us to increases in interest expense resulting from movements in such rates. We had no indebtedness outstanding under our credit agreement at the closing of the initial public offering.

Forward-looking Statements

        Statements included in this Form 10-Q that are not historical facts (including our financial forecast and any other statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

        Forward-looking statements appear in a number of places and include statements with respect to, among other things:

  •
  forecasts of our ability to make cash distributions on the units;

  •
  planned capital expenditures and availability of capital resources to fund capital expenditures;

  •
  our expected cost of complying with OPA 90;

  •
  expected completion of the modifications of the DBL 105 and the KTC 155 and the costs associated therewith;

  •
  estimated future maintenance capital expenditures;

  •
  our future financial exposure to lawsuits currently pending against K-Sea LLC and its predecessors;

  •
  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

  •
  our future financial condition or results of operations and our future revenues and expenses; and

  •
  our business strategy and other plans and objectives for future operations.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

        Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

  •
  insufficient cash from operations;

  •
  a decline in demand for refined petroleum products;

  •
  a decline in demand for tank vessel capacity;

  •
  intense competition in the domestic tank barge industry;

  •
  the occurrence of marine accidents or other hazards;

  •
  the loss of any of our largest customers;

  •
  fluctuations in voyage charter rates;

  •
  delays or cost overruns in the construction of new vessels or the retrofitting or modification of older vessels;

  •
  changes in international trade agreements;

  •
  failure to comply with the Jones Act;

  •
  modification or elimination of the Jones Act; and

  •
  adverse developments in our marine transportation business.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We and our predecessors are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are subject to deductibles with respect to our insurance coverage that range from $10,000 to $100,000 per incident, and we provide on a current basis for estimated payments thereunder.

        K-Sea LLC and its predecessors were named, together with a large number of other companies, as a co-defendant in 37 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering. K-Sea LLC and its predecessors were dismissed from these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000. We may be subject to litigation in the future involving the plaintiffs in the 37 previously dismissed lawsuits and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

        On May 27, 2003, the United States of America filed suit against K-Sea Transportation Corp. and EW Holding Corp. in the District Court of Rhode Island seeking for the National Pollution Funds Center ("NPFC") to recover under subrogation rights amounts paid by the NPFC to certain claimants in connection with an oil spill by an EW Holding Corp. vessel in 1996, and to recover contractor costs and administrative costs incurred by the NPFC. The total claims made are approximately $5.9 million. However, in addition to defenses K-Sea Transportation Corp. and EW Holding Corp. may have against the claims, K-Sea Transportation Corp. and EW Holding Corp. believe that any amounts payable under this claim will be fully covered by insurance or indemnified against by the prior owners of EW Holding Corp.

        One of our predecessors has also received notice that it is a potentially responsible party ("PRP") in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997. Such proceedings arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act typically involve numerous waste generators and waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup. We believe our share of liability, if any, will be small given our limited dealings with the site. Estimates of the degree of remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make. It is also possible that technological, regulatory or enforcement developments, the results of environmental studies and the inability of other PRPs to contribute to settlements of such liability could require us to incur some costs, the amount of which is not possible to estimate. These costs, if any, would be subject to insurance and certain indemnifications.

Item 2.    Changes in Securities and Use of Proceeds.

        On July 8, 2003, in connection with the formation of our partnership, we issued (i) to K-Sea General Partner L.P. the 2% general partner interest in us for $20 and (ii) to Timothy J. Casey the 98% limited partner interest in us for $980 in an offering exempt from registration under Section 4(2) of the Securities Act.

        In July 2003 we filed a Registration Statement on Form S-1 (Registration No. 333-107084) (as amended, the "Registration Statement"), in connection with our initial public offering of common units. The Securities and Exchange Commission declared the Registration Statement effective on January 8, 2004.

        On December 8, 2003, we redeemed the 98% limited partner interest in us for $980 and issued the incentive distribution rights to K-Sea General Partner L.P. and an aggregate of 665,000 common units and 4,165,000 subordinated units to K-Sea LLC, EW Holding Corp. and K-Sea Transportation Corp. in an offering exempt from registration under Section 4(2) of the Securities Act. There have been no other sales of unregistered securities within the past three years.

        On January 14, 2004, we completed the initial public offering of 3,625,000 common units representing limited partner interests in us at an initial offering price of $23.50 per unit. The managing underwriter was Lehman Brothers Inc. On January 21, 2004, we sold an additional 540,000 common units to the public in connection with the underwriters' exercise of their overallotment option.

        The net proceeds to us from the initial public offering, after payment of $14.6 million to redeem 665,000 common units held by K-Sea LLC, our predecessor, and $5.9 million in underwriting fees, were approximately $77.3 million. We used $73.9 million to repay outstanding debt and the remaining $3.4 million to pay professional fees and other offering related expenses.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

  Reports on Form 8-K

    On February 3, 2004, we filed a Current Report on Form 8-K dated January 29, 2004 to provide information under Items 5 and 7 of that form regarding our acquisition of the barge DBL 140 and tugboat Lincoln Sea.

    On February 3, 2004, we filed a Current Report on Form 8-K dated February 3, 2004 to furnish information under Items 7 and 12 of that form regarding earnings for our predecessor, K-Sea LLC, for the three- and six-month periods ended December 31, 2003.

  Exhibits

Exhibit Number		Description
3.1*	—	Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed on July 16, 2003).
3.2	—	Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units).
3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4	—	Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P.
3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6	—	First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P.
3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8	—	First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC.
4.1.1*	—
Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among K-Sea Transportation LLC, EW Holding Corp. and JPMorgan Chase Bank dated as of June 7, 2002 (incorporated by reference to Exhibit 4.1.1 to the Registration Statement).
4.1.2	—
Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP 4, L.P., K-Sea Transportation LLC, K-Sea LP 1, L.P., K-Sea LP 2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P.
10.1	—	Participation and Loan and Security Agreement, dated as of January 14, 2004, by and between K-Sea Operating Partnership L.P., KeyBank N.A. and The CIT Group/Equipment Financing, Inc.
10.2	—
Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P.
10.3	—
Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P.
10.4.1*	—
Commitment to Guarantee Obligations by The United States of America Accepted by K-Sea Transportation LLC and EW Holding Corp., Shipowners, dated June 7, 2002 (incorporated by reference to Exhibit 10.4.1 to the Registration Statement).

10.4.2	—
Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P.
10.5	—	Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America.
10.6	—
Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and the United States of America.
10.7†	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan.
10.8†	—	K-Sea Transportation Partners L.P. Employee Unit Purchase Plan.
10.9†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey.
10.10†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola.
10.11†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli.
10.12†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan.
10.13†	—	Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and James J. Dowling.
10.14†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Timothy J. Casey.
10.15†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and John J. Nicola.
10.16†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Richard P. Falcinelli.
10.17†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Thomas M. Sullivan.
10.18†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Brian P. Friedman.
10.19*	—
Contract of Sale dated January 29, 2004 between Wells Fargo Bank Northwest, National Association, ICX Corporation and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).

10.20*	—
Loan and Security Agreement dated as of January 29, 2004 by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.2 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.
31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.
32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.
32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P., its general partner

	By:	K-SEA GENERAL PARTNER GP LLC, its general partner

Date: February 23, 2004	By:	/s/ TIMOTHY J. CASEY
Timothy J. Casey President and Chief Executive Officer

Date: February 23, 2004	By:	/s/ JOHN J. NICOLA
John J. Nicola Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1*	—
Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed on July 16, 2003).
3.2	—	Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units).
3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4	—	Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P.
3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6	—	First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P.
3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8	—	First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC.
4.1.1*	—
Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among K-Sea Transportation LLC, EW Holding Corp. and JPMorgan Chase Bank dated as of June 7, 2002 (incorporated by reference to Exhibit 4.1.1 to the Registration Statement).
4.1.2	—
Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP 4, L.P., K-Sea Transportation LLC, K-Sea LP 1, L.P., K-Sea LP 2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P.
10.1	—	Participation and Loan and Security Agreement, dated as of January 14, 2004, by and between K-Sea Operating Partnership L.P., KeyBank N.A. and The CIT Group/Equipment Financing, Inc.
10.2	—
Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P.
10.3	—
Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P.

10.4.1*	—
Commitment to Guarantee Obligations by The United States of America Accepted by K-Sea Transportation LLC and EW Holding Corp., Shipowners, dated June 7, 2002 (incorporated by reference to Exhibit 10.4.1 to the Registration Statement).
10.4.2	—
Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P.
10.5	—	Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America.
10.6	—
Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and the United States of America.
10.7†	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan.
10.8†	—	K-Sea Transportation Partners L.P. Employee Unit Purchase Plan.
10.9†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey.
10.10†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola.
10.11†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli.
10.12†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan.
10.13†	—	Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and James J. Dowling.
10.14†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Timothy J. Casey.
10.15†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and John J. Nicola.
10.16†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Richard P. Falcinelli.
10.17†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Thomas M. Sullivan.
10.18†		Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Brian P. Friedman.

10.19*	—
Contract of Sale dated January 29, 2004 between Wells Fargo Bank Northwest, National Association, ICX Corporation and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
10.20*	—
Loan and Security Agreement dated as of January 29, 2004 by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.2 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.
31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.
32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.
32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

QuickLinks

K-SEA TRANSPORTATION PARTNERS L.P. Successor to K-Sea Transportation LLC (Predecessor) FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003 TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
PART I. FINANCIAL INFORMATION
K-SEA TRANSPORTATION LLC (Notes 1 and 2) Predecessor to K-Sea Transportation Partners L.P. CONSOLIDATED BALANCE SHEETS (in thousands)
K-SEA TRANSPORTATION LLC (Notes 1 and 2) Predecessor to K-Sea Transportation Partners L.P. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
K-SEA TRANSPORTATION LLC (Notes 1 and 2) Predecessor to K-Sea Transportation Partners L.P. UNAUDITED CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (in thousands)
K-SEA TRANSPORTATION LLC (Notes 1 and 2) Predecessor to K-Sea Transportation Partners L.P. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
K-SEA TRANSPORTATION LLC Predecessor to K-Sea Transportation Partners L.P. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS