Form 10-Q
period 2004-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2004-05-17
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NO. 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.

(Exact name of registrant as specified)

Delaware	20-0194477
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3245 Richmond Terrace
Staten Island, New York 10303
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (718) 720-9306

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO ☒

At May 17, 2004, the number of the issuer’s outstanding common units was 4,165,000.

K-SEA TRANSPORTATION PARTNERS L.P.
Successor to K-Sea Transportation LLC (Predecessor)
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

References in this Form 10-Q to “K-Sea Transportation Partners L.P.,” the “Partnership,” “we,” “our,” “us” or like terms when used in a historical context refer to the net assets of K-Sea Transportation LLC and its subsidiaries that were contributed to K-Sea Transportation Partners L.P. and its subsidiaries in connection with the initial public offering of common units representing limited partner interests in K-Sea Transportation Partners L.P.  When used in the present tense or prospectively, those terms refer to K-Sea Transportation Partners L.P.

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)
Successor to K-Sea Transportation LLC (Predecessor)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,614	$26
Title XI reserve fund	734	5,210
Accounts receivable, net	14,162	8,572
Deferred taxes	—	545
Prepaid expenses and other current assets	2,531	2,012
Total current assets	19,041	16,365

Vessels and equipment, net	183,406	145,520
Construction in progress	14,266	2,723
Title XI reserve fund	1,519	7,254
Deferred financing costs, net	4,247	3,389
Other assets, net	5,501	3,077
Total assets	$227,980	$178,328

LIABILITIES AND PARTNERS’ CAPITAL / MEMBERS’ EQUITY

CURRENT LIABILITIES:
Credit line borrowings	$—	$8,525
Current portion of long-term debt	3,288	13,669
Accounts payable	6,571	5,623
Accrued expenses and other current liabilities	4,183	3,961
Total current liabilities	14,042	31,778

Title XI bonds	37,596	39,026
Term loans	23,239	35,333
Credit line borrowings	12,950	—
Subordinated notes payable	—	17,450
Deferred taxes	2,109	13,451
Total liabilities	89,936	137,038
Commitments and contingencies
Partners’ capital	138,044	—
Members’ equity	—	41,290
Total liabilities and partners’ capital/ members’ equity	$227,980	$178,328

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)
Successor to K-Sea Transportation LLC (Predecessor)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,
		2004	2003	2004	2003

	Voyage revenue	$25,545	$24,226	$68,975	$64,347
	Bareboat charter and other revenue	483	1,823	1,555	3,064

	Total revenues	26,028	26,049	70,530	67,411

	Voyage expenses	4,108	4,624	11,643	10,843
	Vessel operating expenses	10,134	9,603	29,142	27,446
	General and administrative expenses	1,959	1,482	5,746	5,489
	Depreciation and amortization	4,879	4,038	13,159	12,385
	Loss on sale of vessels	139	—	139	93
	Total operating expenses	21,219	19,747	59,829	56,256

	Operating income	4,809	6,302	10,701	11,155

	Interest expense, net	1,087	2,139	5,309	6,600
	Loss on reduction of debt	3,007	—	3,007	—
	Other expense (income), net	(25)	7	(131)	91

	Income before provision (benefit) for income taxes	740	4,156	2,516	4,464

	Provision (benefit) for income taxes	(17,615)	266	(17,349)	286

	Net income	$18,355	$3,890	$19,865	$4,178

	General partner’s interest in net income	$361		$361

	Limited partners’ interest:
	Net income	$17,994	$3,890	$19,504	$4,178
	Net income per unit (basic and diluted)	$2.30	$0.81	$3.35	$0.87
Weighted average units outstanding	- basic	7,830	4,830	5,823	4,830
	- diluted	7,833	4,830	5,824	4,830

	Supplemental information:

	Limited partners’ interest for the period from January 14, 2004 through March 31, 2004:
	Net income	$17,728		$17,728
	Net income per unit (basic and diluted)	$2.13		$2.13
Weighted average units outstanding	- basic	8,330		8,330
	- diluted	8,334		8,334

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)
Successor to K-Sea Transportation LLC (Predecessor)

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL / MEMBERS’ EQUITY

(in thousands)

		PARTNERS’ CAPITAL
	MEMBERS’ EQUITY	Limited Partners				General Partner	TOTAL
		Common		Subordinated
	(Predecessor)	Units	$	Units	$
Balance of Members’ Equity at July 1, 2003	$41,290						$41,290

Collection on notes receivable from members, net of interest accrued	46						46

Net income for the period July 1, 2003 to January 13, 2004	1,776						1,776

Balance at January 13, 2004	43,112						43,112

Adjustment to reflect net liabilities not contributed to the Partnership	5,334						5,334

Book value of net assets contributed to the Partnership	(48,446)	665	$6,537	4,165	$40,941	$968	—

Proceeds from initial public offering of limited partner interests, net of offering costs of $11,776		4,165	86,101				86,101

Redemption of common units, net of offering costs of $1,035		(665)	(14,592)				(14,592)

Net income for the period January 14, 2004 to March 31, 2004			8,864		8,864	361	18,089

Balance of Partners’ Capital at March 31, 2004	$—	4,165	$86,910	4,165	$49,805	$1,329	$138,044

The accompanying notes are an integral part of these consolidated financial statements

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)
Successor to K-Sea Transportation LLC (Predecessor)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$19,865	$4,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,583	12,718
Payment of drydocking expenditures	(5,284)	(5,065)
Provision for doubtful accounts	50	78
Deferred income taxes	(17,373)	286
Loss on sale of vessels	139	93
Accrued supplemental interest	360	531
Loss on reduction of debt	3,007	0
Other	64	(87)
Changes in operating working capital:
Accounts receivable	(5,640)	(4,973)
Prepaid expenses and other current assets	(521)	(475)
Accounts payable	(437)	1,465
Accrued expenses and other current liabilities	595	1,060
Other, net	338	296
Net cash provided by operating activities	8,746	10,105

Cash flows from investing activities:
Vessel acquisitions	(34,100)	—
Capital expenditures	(6,886)	(1,246)
Construction in progress	(21,604)	(17,923)
Deposits to Title XI reserve fund	(675)	0
Proceeds from Title XI escrow funds	10,737	19,153
Net proceeds on sale of vessels	233	0
Net cash used in investing activities	(52,295)	(16)

Cash flows from financing activities:
Net increase (decrease) in credit line borrowings	4,425	(1,487)
Proceeds from issuance of common units	97,877	0
Redemption of common units held by predecessor	(14,592)	0
Proceeds from issuance of long-term debt	32,348	0
Payments on term loans	(53,339)	(7,057)
Payment of subordinated debt	(4,500)	0
Financing costs paid – equity offerings	(10,464)	(971)
Financing costs paid – debt issuance	(1,524)	(294)
Increase (decrease) in book overdrafts	898	(307)
Prepayment costs on long-term debt	(6,041)	0
Collection on members’ notes receivable	49	65
Net cash provided by (used in) financing activities	45,137	(10,051)

Cash and cash equivalents:
Net increase	1,588	38
Balance at beginning of the period	26	15
Balance at end of the period	$1,614	$53

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,418	$5,682
Income taxes	$7	$2

Supplemental disclosure of non-cash investing and financing activities:
Notes receivable from members for contributions	$—	$123

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
Successor to K-Sea Transportation LLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

On July 8, 2003, K-Sea Transportation Partners L.P. (the “Partnership”) was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (“K-Sea LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the “Predecessor”).  K-Sea LLC and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and Gulf of Mexico.    On January 14, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in the Partnership.  The transfer to the Partnership of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.  The net assets transferred were $5,334 greater than the net assets of the Predecessor due to the retention by the Predecessor of certain net liabilities.

The unaudited interim consolidated financial statements included in this report as of March 31, 2004, and for the three and nine-month periods then ended, are for the Predecessor for all periods prior to January 14, 2004.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements of the Predecessor, and notes thereto, included in the Partnership’s Registration Statement on Form S-1 (Registration No. 333-107084), as amended (the “Form S-1”).  The June 30, 2003 financial information has been derived from audited consolidated financial statements included in the Form S-1.

All dollar amounts appearing in these consolidated financial statements, except for per unit amounts, are in thousands.

2.                                      Initial Public Offering

On January 14, 2004, the Partnership completed its initial public offering of 3,625,000 common units at a price of $23.50 per unit.  On January 21, 2004, the Partnership sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option.  Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees of $11,776.  Concurrent with these sales, the Partnership redeemed the 665,000 common units held by K-Sea LLC (see Note 1) at a cost of  $14,592.  After the initial public offering and related redemption, there were 4,165,000 common units outstanding.  The proceeds retained by the Partnership relating to the sale of the common units totaled $83,285.  These proceeds were used to repay $73,941 in outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5,939 in underwriting fees and $3,405 in professional fees and other offering expenses.  The proceeds received by the Partnership from the offering and the use of those proceeds are summarized as follows:

Proceeds received:
Sale of 4,165,000 common units at $23.50 per unit	$97,877
Less amounts paid for redemption of 665,000 common units from K-Sea LLC (Note 1)	(14,592)
$83,285
Use of proceeds:
Repayment of term and revolving credit debt	75,941
Underwriting fees	5,939
Professional fees and other offering expenses	3,405
$83,285

Concurrent with the closing of the initial public offering, the Partnership also entered into a new, three-year $47,000 credit agreement with KeyBank N.A. and The CIT Group/Equipment Financing, Inc.  The credit agreement comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.  Additionally, the agreements governing the Title XI debt were renegotiated with the guarantor of the debt, the Maritime Administration of the U.S. Department of Transportation (“MARAD”), to permit distributions and to effect other changes consistent with operation of the Partnership as a public entity.

3.                                      Acquisition of Integrated Tug Barge Unit

On January 29, 2004, the Partnership acquired a 140,000- barrel capacity double-hull tank barge and an 8,000 horsepower tugboat.  This integrated tug-barge unit, built in 2000, had been leased by SeaRiver Maritime, Inc. (“SeaRiver”), a subsidiary of ExxonMobil Corporation (“ExxonMobil”), from a financial institution. The purchase price of $34,100 was financed using available cash and $25,048 in borrowings under a new term loan.  The Partnership also signed a new multi-year contract with SeaRiver to utilize the unit in ExxonMobil’s petroleum products transportation in the northeastern United States.

4.                                      Significant Accounting Policies

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

Vessels and Equipment.  Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels - five to twenty-five years; tugboats – twenty years; and pier and office equipment – five years.  For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirements as required by the Oil Pollution Act of 1990 (“OPA 90”).  Three of the Partnership’s single-hull tank vessels must be retired or retrofitted by December 31, 2004, and an additional 16 single-hull tank vessels must be retired or retrofitted by December 31, 2014; the useful lives of these assets have been limited to these respective periods.

Included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years.  Drydocking of vessels is required both by the United States Coast Guard and by the applicable classification society, which in the Partnership’s case is the American Bureau of Shipping.  Such drydocking activities include, but are not limited to, the inspection, refurbishment, and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.

Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets.  Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

The Partnership recognizes impairment on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  An impairment loss would be recognized to the extent the carrying value exceeds fair value by appraisal.

When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on disposition included in income.  Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

Deferred Financing Costs.  Direct costs associated with obtaining long-term debt financing are deferred and amortized over the terms of the related financings.  Deferred financing costs are stated net of accumulated amortization which, at March 31, 2004 and June 30, 2003, amounted to $487 and $1,110, respectively.

Revenue Recognition.  The Partnership earns revenue under contracts of affreightment, voyage charters, time charters and bareboat charters.  For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred.  Although contracts of affreightment and certain contracts for voyage charters may be effective for periods in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than ten days in duration.  For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred.  Estimated losses on contracts of affreightment and charters are accrued when such losses become evident.

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

Concentrations of Credit Risk.  Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable.  The Partnership maintains its cash and cash equivalents on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $521 and $476 at March 31, 2004 and June 30 2003, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Income Taxes.  The provisions for income taxes for the three and nine-month periods ended March 31, 2004 and 2003 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership and Predecessor, respectively, for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating artnership’s corporate subsidiary.

Prior to the initial public offering, the Predecessor was a limited liability company and treated as a partnership for income tax purposes and, accordingly, was not responsible for federal, state and local income taxes, as its profits and losses were passed directly to its members for inclusion in their income tax returns.  The Predecessor was subject to the New York City Unincorporated Business Tax, and its subsidiaries were C Corporations that were subject to federal, state and local income taxes.

Certain net assets contributed to the Partnership were transferred by the Predecessor’s C Corporation subsidiaries.  These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences.  Upon transfer to the Partnership, the future reversal of these differences will be subject to the Partnership’s effective tax rate, which is significantly lower than the effective tax rate of the Predecessor’s C Corporation subsidiaries.  The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17,561 for the three and nine months ended March 31, 2004.

Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Partnership’s and Predecessor’s assets and liabilities, as applicable, at enacted tax rates in effect for the years in which the differences are expected to reverse.  The Partnership and Predecessor evaluate the recoverability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Unit Based Compensation.  Awards of unit options, phantom units and DERs under the Partnership’s   Long-Term Incentive Program are accounted for as compensation cost as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”.

Net Income per Unit.  Basic net income per unit is determined by dividing net income, after deducting the amount allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  For periods prior to January 14, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership (4,830 units).

The supplemental information presents net income and net income per unit, calculated on the basis described above, for the period from January 14, 2004, the date of the exchange of net assets for units and the completion of the initial public offering, to March 31, 2004.

5.                                      Vessels and Equipment and Construction in Progress

At March 31, 2004 and June 30, 2003, vessels and equipment and construction in progress comprised the following:

	March 31, 2004	June 30, 2003
	(unaudited)

Vessels	$236,321	$189,606
Pier and office equipment	1,944	1,082
	238,265	190,688

Less accumulated depreciation and Amortization	(54,859)	(45,168)
Vessels and equipment, net	$183,406	$145,520

Construction in progress	$14,266	$2,723

Depreciation and amortization of vessels and equipment for the three and nine-months ended March 31, 2004 and 2003 was $4,743, $12,975, $3,956 and $12,160, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended March 31, 2004 and 2003 of $1,907, $5,411, $1,808 and $5,130, respectively.

 On January 16, 2004, the Partnership took delivery of the DBL 102, the fourth and final newly built, double-hulled tank barge built pursuant to a construction contract with Bollinger Gretna, L.L.C.  As described in Note 3 above, on January 29, 2004 the Partnership acquired a 140,000- barrel capacity double-hulled tank barge and an 8,000 horsepower tugboat at a purchase price of $34,100.  A portion of the purchase price in excess of the fair value of the vessels, as determined by appraisal, was allocated to the related contract, as described in Note 3, and is included in other assets.  Such amount is being amortized over the contract period.

Construction in progress primarily includes expenditures on the retrofit of the KTC 155 to a double-hull tank vessel, the modification of the DBL 105 for petroleum transportation, and certain other projects.

6.                                      Financing

As of March 31, 2004 and June 30 2003, the Partnership and Predecessor’s outstanding debt balances, respectively, were as follows:

	March 31, 2004	June 30, 2003
	(unaudited)
Short-term:
Credit line borrowings	$—	$8,525

Long-term:
Title XI bonds, issued in four series and due in 2027-2029, and bearing interest at fixed rates averaging 6.21%	$39,214	$40,223
Term loans	24,909	47,805
Credit line borrowings	12,950	—
Subordinated notes payable	—	17,450
	77,073	105,478
Less current portion	(3,288)	(13,669)
	$73,785	$91,809

In connection with the Partnership’s initial public offering of common units, as described in Note 2, all of the Predecessor’s debt balances, exclusive of $12,950 in subordinated notes, were contributed to the Partnership.  The contributed short-term and long-term debt (excluding the Title XI bonds), including prepayment fees and make-whole amounts, were then repaid, in the aggregate amount of $73,941, using proceeds of the initial public offering.  Immediately after the closing of the initial public offering, the Partnership’s debt included only the bonds originally issued by the Predecessor to finance the construction of four new tank vessels and guaranteed by MARAD (the “Title XI bonds”).  In connection with the acquisition of the 140,000 barrel integrated tug-barge unit described in Notes 2 and 5, the Partnership entered into a seven-year, $25,048 term loan.  The loan is repayable in monthly installments of $139, plus interest at an annual rate of 30-day LIBOR plus 2.95%, with a balloon payment of the remaining principal balance at maturity in 2011, and is collateralized by the integrated tug-barge unit.

Concurrent with the closing of the initial public offering, the Partnership also entered into a new, three-year $47,000 credit agreement, which comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.  Borrowings under the credit facilities bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.5%, or (b) 30-day LIBOR plus 2.5%.  The Partnership also incurs commitment fees, payable quarterly, of 0.25% of the unused amount of the working capital and acquisition facilities.  The credit agreement is collateralized by vessels having an orderly liquidation value of at least $71,000.  As of March 31, 2004, $12,950 of the acquisition facility was drawn down by the Partnership to finance the DBL 105 and KTC 155 construction projects.  Additionally, the agreements with MARAD governing the Title XI borrowings were restructured.  The Partnership is required to make available to MARAD additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (a minimum of $1,519) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000.  In addition, the Partnership is obligated to place in escrow with MARAD one-sixth of the semi-annual debt service payment on each Title XI bond, which deposits will be withdrawn to make such payments.

The agreements governing the $47,000 credit facility, $25,048 term loan and the Title XI borrowings contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA, and a minimum balance of partners’ capital.

7.                                      Commitments and Contingencies

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries and other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is subject to deductibles with respect to its insurance coverage that range from $25 to $100 per incident and provides on a current basis for estimated payments thereunder.

K-Sea Transportation Corp., a predecessor to the Partnership, has recently come under audit with respect to the New York State Petroleum Business Tax (“PBT”) which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Since the boundaries of these waters have not been defined, K-Sea

Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by the Partnership.  In accordance with the agreements entered into in connection with the initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the date of the initial public offering) is a retained liability of the Predecessor.

8.                                      New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  The Predecessor was required to adopt FIN 46 in fiscal 2004, which did not have a material impact on the consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts, except per unit amounts and average daily rates, are in thousands.

Overview

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States. Our fleet of 34 tank barges, 2 tankers and 19 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With over two million barrels of capacity, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.

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

In addition, a variation of a voyage charter is known as a “consecutive voyage charter.” Under this arrangement, voyage charters are continuously performed for a specified period of time.

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

•                  Scheduled drydocking days. Scheduled drydocking days are days designated for the inspection and survey of tank vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Generally, drydockings are required twice every five years and last between 30 and 60 days, based upon the size of the vessel and the type of work required.

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

Recent Events

a.                                      Initial Public Offering

On July 8, 2003, K-Sea Transportation Partners L.P. was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (“K-Sea LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the “Predecessor”).  On January 14, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to us in connection with the initial public offering of our common units representing limited partnership interests (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in us. The transfer to us of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.    The net assets transferred were $5,334 greater than the net assets of the Predecessor due to the retention by the Predecessor of certain net liabilities.

Also on January 14, 2004, we completed our initial public offering of 3,625,000 common units at a price of $23.50 per unit.  On January 21, 2004, we sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option.   Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees of $11,776.  Concurrent with these sales, we redeemed the 665,000 common units held by K-Sea LLC at a cost of  $14,592.  After the initial public offering and related redemption, there were 4,165,000 common units outstanding.   The proceeds retained by us relating to the sale of the common units totaled $83,285.  These proceeds were used to repay $73,941 in outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5,939 in underwriting fees and $3,405 in professional fees and other offering expenses.  The proceeds that we received from the initial public offering and the use of those proceeds are summarized as follows:

Proceeds received:

Sale of 4,165,000 common units at $23.50 per unit	$97,877

Less amounts paid for redemption of 665,000 common units from K-Sea LLC	(14,592)
$83,285

Use of proceeds:

Repayment of term and revolving credit debt	73,941
Underwriting fees	5,939
Professional fees and other offering expenses	3,405
$83,285

Concurrent with the closing of the initial public offering, we also entered into a new, three-year $47,000 credit agreement with KeyBank N.A. (“KeyBank”) and The CIT Group/Equipment Financing, Inc. (“CIT”).  The credit agreement comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.  Additionally, the agreements governing the Title XI debt were renegotiated with the guarantor of the debt, the Maritime Administration of the U.S. Department of Transportation (“MARAD”), to permit partner distributions and to effect other changes consistent with our operation as a public entity.

b.                                      Acquisition of Integrated Tug-Barge Unit

On January 29, 2004, we acquired a 140,000-barrel capacity double-hull tank barge and an 8,000 horsepower tugboat.  This integrated tug-barge unit was built in 2000 and had been leased by SeaRiver Maritime, Inc. (“SeaRiver”), a subsidiary of ExxonMobil Corporation (“ExxonMobil”), from a financial institution.  The purchase price of $34,100 was financed using available cash and $25,048 in borrowings under a new term loan.  We also signed a new multi-year contract with SeaRiver to utilize the unit in ExxonMobil’s petroleum products transportation in the northeastern United States.

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Voyage revenue	$25,545	$24,226	$68,975	$64,347
Voyage expenses	4,108	4,624	11,643	10,843
Net voyage revenue	21,437	19,602	57,332	53,504
Bareboat charter and other revenue	483	1,823	1,555	3,064
Vessel operating expenses	10,134	9,603	29,142	27,446
% of net voyage revenue	47.3%	49.0%	50.8%	51.3%
General and administrative expenses	1,959	1,482	5,746	5,489
% of net voyage revenue	9.1%	7.6%	10.0%	10.3%
Depreciation and amortization	4,879	4,038	13,159	12,385
Loss on sale of vessels	139	—	139	93
Operating income	4,809	6,302	10,701	11,155
% of net voyage revenue	22.4%	32.1%	18.7%	20.8%
Interest expense, net	1,087	2,139	5,309	6,600
Loss on reduction of debt	3,007	—	3,007	—
Other expense (income), net	(25)	7	(131)	91
Income before provision (benefit) for income taxes	740	4,156	2,516	4,464
Provision (benefit) for income taxes	(17,615)	266	(17,349)	286
Net income	$18,355	$3,890	$19,865	$4,178

Net voyage revenue by trade
Coastwise
Total tank vessel days	1,559	1,312	4,459	4,025
Days worked	1,417	1,278	3,974	3,750
Scheduled drydocking days	81	2	260	42
Net utilization	91%	97%	89%	93%
Average daily rate	$10,480	$10,554	$10,064	$9,993
Total coastwise net voyage revenue	$14,850	$13,489	$39,993	$37,476
Local
Total tank vessel days	1,274	1,350	3,758	4,110
Days worked	1,130	1,227	3,236	3,398
Scheduled drydocking days	79	78	204	110
Net utilization	89%	91%	86%	83%
Average daily rate	$5,829	$4,982	$5,358	$4,717
Total local net voyage revenue	$6,587	$6,113	$17,339	$16,028
Tank vessel fleet
Total tank vessel days	2,833	2,662	8,217	8,135
Days worked	2,547	2,505	7,210	7,148
Scheduled drydocking days	160	80	464	152
Net utilization	90%	94%	88%	88%
Average daily rate	$8,417	$7,825	$7,952	$7,485
Total fleet net voyage revenue	$21,437	$19,602	$57,332	$53,504

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Voyage Revenue

Voyage revenue was $25,545 for the three months ended March 31, 2004, an increase of $1,319, or 5%, as compared to voyage revenue of $24,226 for the three months ended March 31, 2003. Voyage expenses were $4,108 for the three months ended March 31, 2004, a decrease of $516 (11%) compared to the voyage expenses incurred for the three months ended March 31, 2003.

Net voyage revenue was $21,437 for the three months ended March 31, 2004, which exceeded net voyage revenue for the three months ended March 31, 2003 by $1,835, or 9%.  In our coastwise trade, net voyage revenue was $14,850, an increase of $1,361 (10%) as compared to the three months ended March 31, 2003.   Increases in coastwise net voyage revenue resulted from the addition of (1) three newly constructed tank vessels, the DBL 81, DBL 82 and DBL 102, which were delivered in February 2003, June 2003 and January 2004, respectively, (2) two months operation of the DBL 140, which was purchased in January 2004, and (3) the return of the KTC 80 from bareboat charter.    These increases were partially offset by an increase in scheduled drydocking days for certain larger vessels, including the commencement of the double-hulling process for the KTC 155, which resulted in overall reduced vessel utilization.  Average daily rates in our coastwise trade decreased by 1% for the three months ended March 31, 2004 to $10,480 from $10,554 for the three months ended March 31, 2003.

Net voyage revenue in our local trade for the three months ended March 31, 2004 increased by $474, or 8%.  Net utilization in our local trade was 89% for the three months ended March 31, 2004 compared to 91% for the three months ended March 31, 2003, impacted by higher scheduled shipyard days.  Average daily rates in our local trade improved 17% to $5,829 for the three months ended March 31, 2004 from $4,982 for the three months ended March 31, 2003, resulting from additional short-term work for a customer in the Northeast.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $483 for the three months ended March 31, 2004, compared to $1,823 for the three months ended March 31, 2003.  The fiscal 2003 period included $1,119 of revenue generated from chartering out of chartered-in barges to satisfy customer demand.

Vessel Operating Expenses

Vessel operating expenses were $10,134 for the three months ended March 31, 2004, an increase of $531, or 6%, as compared to $9,603 for the three months ended March 31, 2003. Vessel operating expenses as a percentage of net voyage revenue decreased from 49.0% for the three months ended March 31, 2003 to 47.3% for the three months ended March 31, 2004.  Vessel labor and related costs increased as a result of a higher average number of employees due to the operation of two additional tugboats. One tugboat was purchased in May 2003 and the other was purchased in January 2004.

Depreciation and Amortization

Depreciation and amortization was $4,879 for the three months ended March 31, 2004, an increase of $841 compared to $4,038 for the three months ended March 31, 2003.  The increase resulted from additional depreciation for our newbuild barges, two purchased tugboats and a purchased tank vessel.

General and Administrative Expenses

General and administrative expenses were $1,959 for the three months ended March 31, 2004, an increase of  $477, or 32%, as compared to general and administrative expenses of $1,482 for the three months ended March 31, 2003.  As a percentage of net voyage revenue, general and administrative expenses increased to 9.1% for the three months ended March 31, 2004 from 7.6% for the three months ended March 31, 2003.   The fiscal 2003 quarter included a $335 credit for an arbitration award.  The fiscal 2004 quarter included $171 in additional expenses relating to our new reporting and other requirements as a publicly traded partnership.

Interest Expense, Net

Net interest expense was $1,087 for the three months ended March 31, 2004, $1,052 lower than the three months ended March 31, 2003.  The decrease resulted from the significant repayment of debt in connection with the restructuring of the Predecessor as part of the initial public offering.  A portion of our post-IPO debt bears interest at a floating rate tied to the 30-day London Interbank Offered Rate (“LIBOR”). This rate averaged 1.1% for the three months ended March 31, 2004, compared to 1.4% for the three months ended March 31, 2003.

Loss on Reduction of Debt

In connection with the initial public offering, $73,941 in debt of the Predecessor was repaid.  Included in this amount was $6,041 in prepayment fees and make-whole amounts, of which $3,274 had previously been accrued by the Predecessor as supplemental interest which would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2,767.  In addition, $240 in deferred financing costs related to the repaid debt  were written off.

Provision (Benefit) For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate. For the three months ended March 31, 2004, this rate was a benefit of 7.3% (net of the benefit discussed in the following paragraph) as compared to a provision of 6.4% for the three months ended March 31, 2003, which related to the Predecessor.   Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income tax on the taxable income of the operating partnership’s corporate subsidiary.

Certain net assets contributed to us were transferred by the Predecessor’s C Corporation subsidiaries.  These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences.  Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of the Predecessor’s C Corporation subsidiaries.  The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17,561 for the three and nine months ended March 31, 2004.

Net Income

Net income was $18,355 for the three months ended March 31, 2004, an increase of $14,465 compared to net income of $3,890 for the three months ended March 31, 2003.  The increase resulted primarily from the $17,561 tax benefit described in the preceding paragraph, and a $1,052 decrease in interest expense, net, partially offset by a $3,007 loss on reduction of debt and a $1,493 decrease in operating income.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Net Voyage Revenue

Voyage revenue was $68,975 for the nine months ended March 31, 2004, an increase of $4,628, or 7%, as compared to voyage revenue of $64,347 for the nine months ended March 31, 2003. Voyage expenses were $11,643 for the nine months ended March 31, 2004, an increase of $800, or 7%, as compared to voyage expenses of $10,843 for the nine months ended March 31, 2003.

Net voyage revenue was $57,332 for the nine months ended March 31, 2004, an increase of $3,828, or 7%, as compared to net voyage revenue of $53,504 for the nine months ended March 31, 2003. In our coastwise trade, net voyage revenue was $39,993, an increase of $2,517, or 7%.  Increases in coastwise net voyage revenue resulted from the addition of (1) three newly constructed tank vessels, the DBL 81, DBL 82 and DBL 102 which were delivered in February 2003, June 2003 and January 2004, respectively, (2) two months operation of the DBL 140, which was purchased in January 2004, and (3) the return of the KTC 80 from bareboat charter.    These increases

were partially offset by the retirement of the KTC 115 and KTC 135 in December 2002 and February 2004, respectively, in anticipation of their OPA 90 phase-outs, the commencement of the double-hulling process for the KTC 155, and an increase in scheduled shipyard days.   Average daily rates increased 1% to $10,064 for the nine months ended March 31, 2004, from $9,993 for the nine months ended March 31, 2003.

Net voyage revenue in our local trade for the nine months ended March 31, 2004 increased by $1,311 to $17,339, or 8%, from $16,028 for the nine months ended March 31, 2003.  Net utilization improved to 86% for the nine months ended March 31, 2004 from 83% for the nine months ended March 31, 2003, and average daily rates improved 14% to $5,358 from $4,717, both positively impacted by additional short-term work for a customer in the Northeast. Average daily rates were also positively impacted by higher average bunkering rates.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue totaled $1,555 for the nine months ended March 31, 2004 as compared to $3,064 for the nine months ended March 31, 2003. The decrease resulted primarily from the inclusion in the fiscal 2003 period of $1,126 in revenue generated from chartering out of chartered-in barges to satisfy customer demand. Additionally, two vessels returned from bareboat charter which reduced the charter income in the fiscal 2004 period.

Vessel Operating Expenses

Vessel operating expenses were $29,142 for the nine months ended March 31, 2004, an increase of $1,696, or 6%, as compared to $27,446 for the nine months ended March 31, 2003. Vessel operating expenses as a percentage of net voyage revenue decreased to 50.8% for the nine months ended March 31, 2004 from 51.3% for the nine months ended March 31, 2003. Vessel labor and related costs increased as a result of a higher average number of employees due to the operation of two additional tugboats, which were purchased in May 2003 and January 2004.  Operation of these additional tugboats also resulted in increased insurance, routine maintenance and other operating costs.

Depreciation and Amortization

Depreciation and amortization was $13,159 for the nine months ended March 31, 2004, an increase of $774 compared to $12,385 for the nine months ended March 31, 2003. The increase resulted from additional depreciation of our newbuild barges, two purchased tugboats and a purchased tank vessel.

General and Administrative Expenses

General and administrative expenses were $5,746 for the nine months ended March 31, 2004, an increase of $257, or 5%, as compared to general and administrative expenses of $5,489 for the nine months ended March 31, 2003.  As a percentage of net voyage revenue, general and administrative expenses decreased to 10.0% for the nine months ended March 31, 2004 from 10.3% for the nine months ended March 31, 2003.   The fiscal 2003 period included a $335 credit for an arbitration award, which was offset by  $289 in discretionary employee bonuses relating to the year ended June 30, 2002 which were awarded and paid in October 2002.  The fiscal 2004 period includes $171 in additional expenses relating to our new reporting and other requirements as a publicly traded partnership.

Interest Expense, Net

 Interest expense, net decreased by $1,291 to $5,309 for the nine months ended March 31, 2004, from $6,600 for the nine months ended March 31, 2003.  Pre-IPO interest expense relating to the predecessor company was lower resulting from lower average principal balances. Additionally, a portion of this debt bears interest at a floating rate tied to the 30-day LIBOR. Interest expense, net after the IPO is lower due to the significant repayment of debt using the proceeds of the offering.

Loss on Reduction of Debt

In connection with the initial public offering, $73,941 in predecessor company debt was repaid.  Included in this amount was $6,041 in prepayment and make-whole amounts, of which $3,274 had previously been accrued by the predecessor company as supplemental interest which would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2,767.  In addition, $240 in deferred financing costs related to the debt were also written off.

Provision (Benefit) For Income Taxes

Our interim provisions for income taxes are based on our estimate of the annual effective tax rate. For the nine months ended March 31, 2004, this rate was 8.4% (net of the benefit discussed in the following paragraph) as compared to 6.4% for the nine months ended March 31, 2003.  The periods prior to the initial public offering on January 14, 2004 related to our predecessor company.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating partnership’s corporate subsidiary.

Certain net assets contributed to us were transferred by the Predecessor’s C Corporation subsidiaries.  These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences.  Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of the Predecessor’s C Corporation subsidiaries.  The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17,561 for the three and nine months ended March 31, 2004.

Net Income

Net income was $19,865 for the nine months ended March 31, 2004, an increase of $15,687 compared to net income of $4,178 for the nine months ended March 31, 2003.  The increase resulted primarily from the $17,561 tax benefit described in the preceding paragraph, and a $1,291 decrease in interest expense, net, partially offset by a $3,007 loss on reduction of debt and a $454 decrease in operating income.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities decreased $1,359 to $8,746 for the nine months ended March 31, 2004, compared to $10,105 for the nine months ended March 31, 2003.  The decrease resulted primarily from increases in working capital, offset by lower interest payments.

Investing Cash Flows.  Net cash used in investing activities totaled $52,295 for the nine months ended March 31, 2004, compared to $16 for the nine months ended March 31, 2003.  The fiscal 2004 period included the acquisition of the DBL 140 and Lincoln Sea, and the related operating contract, for $34,100, construction expenditures of $21,604 relating to the DBL 102, DBL 105 and KTC 155, and other capital expenditures of $6,886 relating primarily to re-powering and coupling of certain tugboats.  The fiscal 2004 period also included $10,737 in drawdowns from our Title XI escrow fund, relating primarily to delivery of the DBL 102 in January 2004.  In the nine months ended March 31, 2003, we made $17,923 in construction expenditures primarily for the DBL 81 and DBL 82, and spent $1,246 on other capital expenditures.  We also received $19,153 in drawdowns from our Title XI escrow fund, relating primarily to delivery of the DBL 101 and DBL 81.  In the first half of fiscal 2004, we commenced the double-hulling process for the KTC 155, and we also began the modification of the DBL 105 for petroleum transportation, along with certain other capital projects.  The DBL 105 is expected to be operating in May 2004, while the KTC 155 is expected to return to operation shortly after the end of the 2004 fiscal year.

As indicated above, on January 29, 2004 we acquired a 140,000- barrel capacity double-hull tank barge and an 8,000 horsepower tugboat.  This integrated tug-barge unit was built in 2000 and had been leased by SeaRiver Maritime, a subsidiary of ExxonMobil, from a financial institution. We also signed a new multi-year contract with SeaRiver to utilize the unit in Exxon Mobil’s petroleum products transportation in the northeastern United States.   The barge was renamed DBL 140 and the tugboat renamed Lincoln Sea.  The addition of this integrated tug-barge unit represented a 5.8% increase to the barrel-carrying capacity of our fleet as of the acquisition date.  By the end of 2004, after the phase-out of two single-hull vessels required by the Oil Pollution Act of 1990 (“OPA 90”) and the completion of the KTC 155 retrofit and DBL 105 modification projects, approximately 74% of the barrel-carrying capacity of our tank vessel fleet will be double-hulled.

Financing Cash Flows.  Net cash provided by financing activities was $45,137 for the nine months ended March 31, 2004, as compared to net cash used in financing activities of $10,051 for the nine months ended March 31, 2003.

On January 14, 2004, we completed our initial public offering of 3,625,000 common units at a price of $23.50 per unit.  On January 21, 2004, we sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option.  Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees of $11,776.  Concurrent with these sales, we redeemed the 665,000 common units held by K-Sea LLC at a cost of  $14,592.  After the initial public offering and related redemption, there were 4,165,000 common units outstanding.  The proceeds retained by us relating to the sale of the common units totaled $83,285.  These proceeds were used to repay $73,941 in outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5,939 in underwriting fees and $3,405 in professional fees and other offering expenses.  The proceeds that we received from the initial public offering and the use of those proceeds is summarized as follows:

Proceeds received:

Sale of 4,165,000 common units at $23.50 per unit	$97,877
Less amounts paid for redemption of 665,000 common units from K-Sea LLC	(14,592)
$83,285

Use of proceeds:

Repayment of term and revolving credit debt	73,941
Underwriting fees	5,939
Professional fees and other offering expenses	3,405
$83,285

Concurrent with the closing of the initial public offering, we also entered into a new, three-year $47,000 credit agreement.  See “New Credit Agreement” below. The purchase price for the DBL 140 and Lincoln Sea, as described above, totaled $34,100 and was financed using available cash and $25,048 in borrowings under a new term loan.  See “CIT Term Loan” below.

In the nine months ended March 31, 2003, we increased our credit line borrowings by $1,487, repaid $7,057 of term loans and paid $1,265 in financing costs, primarily comprising offering related expenses

Payment of Distributions.   Our initial quarterly distribution to unitholders of $0.43 per unit, pro-rated to cover the period from January 14, 2004 (the completion date of the initial public offering) to March 31, 2004, was declared at a meeting of the Board of Directors of the general partner of our general partner on April 28, 2004.  This distribution was paid on May 14, 2004 to unitholders of record on May 5, 2004.

New Credit Agreement.  In connection with the closing of the initial public offering, we entered into a new three-year $47,000 credit agreement with KeyBank and CIT.  The credit agreement comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.

The working capital facility is used for ongoing working capital needs, documentary letters of credit, distributions and general partnership purposes.  There were no amounts outstanding under the working capital facility at the closing of the initial public offering or at March 31, 2004.  Amounts borrowed and repaid under the working capital facility may be re-borrowed.  We are required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.

The acquisition facility is used to finance acquisitions including the acquisition of additional vessels.  Interest under the acquisition facility is payable monthly for 18 months after each borrowing. After the expiration of the 18 months, or upon the earlier expiration of the new credit agreement, we must either repay the entire outstanding principal amount or exercise an option to refinance the then outstanding borrowings over 60 months based on a 10-year amortization schedule, with a balloon payment for any unpaid amount due at the end of such term. We cannot exercise this option if there is an event of default existing under any facility.  As of March 31, 2004, we had $12,950 outstanding under the acquisition facility, which is being used to finance the retrofit of the KTC 155 to a double-hull unit and the modification of the DBL 105 for petroleum transportation.

We have utilized $6,485 of the standby letter of credit facility in connection with the additional security granted to MARAD pursuant to the restructuring of the financial agreements governing our Title XI borrowings (see “Title XI Borrowings” below).

Our obligations under the credit agreement are secured by a first priority security interest, subject to permitted liens, on certain vessels having an orderly liquidation value of at least $71,000. We have assigned to the lenders all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. In addition, the credit agreement is guaranteed by all subsidiaries that own, operate, have on charter or receive any hires on any of the pledged vessels.

We may prepay all loans under the working capital facility at any time without premium or penalty, other than customary LIBOR breakage costs.  Prepayment of the acquisition facility or refinancing of letters of credit would, however, carry customary prepayment fees.

Indebtedness under the facilities bear interest at a rate equal to the greater of KeyBank’s prime rate or the federal funds effective rate plus 0.5%, or LIBOR plus 2.50%.  We incur quarterly commitment fees based on the unused amount of the credit facilities.

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

•                  default under other indebtedness of our operating partnership, our general partner or any of our subsidiaries above $500;

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

•                  make certain loans and investments;

•                  enter into a new line of business;

•                  transact business with affiliates unless on an arm’s length basis;

•                  enter into agreements restricting loans or distributions made by our operating partnership’s subsidiaries to us or our operating partnership; or

•                  participate in certain hedging and derivative activities.

CIT Term Loan.   In order to finance the January 2004 acquisition of the 140,000-barrel capacity double-hulled tank barge and the 8,000 horsepower tugboat as described above in “Investing Cash Flows”, we entered into a seven-year, $25,048 credit agreement with CIT. Our obligations under the credit agreement are collateralized by a first priority security interest in the two vessels. We have assigned to CIT all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels.

The loan is repayable in monthly installments of $139, plus interest at an annual rate of 30-day LIBOR plus 2.95%, with a balloon payment of the remaining principal balance at maturity in 2011.

Under the terms of the CIT credit agreement, we will be prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration. Events of default under the CIT credit agreement are substantially identical to those under the new credit agreement described above in “New Credit Agreement”.

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

•                  enter into a new line of business;

•                  transact business with affiliates unless on an arm’s length basis; or

•                  enter into agreements restricting loans or distributions made by our operating partnership’s subsidiaries to us or our operating partnership.

Title XI Borrowings.  To permanently finance construction of our four new tank vessels, we applied for and received from MARAD a guarantee of obligations for mortgage financing pursuant to Title XI of the Merchant Marine Act of 1936.  Under this program, this long-term financing is guaranteed by the full faith and credit of the United States of America, which is collateralized by the new tank vessels and certain other agreements.  The guarantee amount of $40,441 is equal to 87.5% of the MARAD-approved cost of construction of the four tank vessels, which includes qualifying financing costs.

On June 7, 2002, we privately placed $40,441 of bonds (the “Title XI bonds”), which were guaranteed by MARAD. The proceeds of $39,115, net of certain closing fees, were deposited in an escrow account with the U.S. Department of the Treasury and invested in U.S. government obligations at rates approximating 1.0% per year. The Title XI bonds were issued in four series and bear interest at a weighted average fixed rate of 6.2% per year. Each series is repayable over 25 years beginning six months after the delivery date of the related tank vessel.

On July 26, 2002, February 5, 2003, June 27, 2003, and January 16, 2004, respectively, the delivery dates of the four tank vessels, we drew down the portion of the escrow account relating to the particular vessel.  Based on these delivery dates, principal repayment of the Title XI bonds, excluding interest, totaled $218 in the fiscal year ended June 30, 2003, and will total $1,197 in the fiscal year ending June 30, 2004 and $1,618 for each fiscal year thereafter until the debt is repaid.  See “Contractual Obligations and Contingencies” below for a description of the repayment schedule for these bonds.

In connection with our initial public offering, the agreements with MARAD governing the Title XI borrowing guarantees were restructured.  The Title XI bonds continue to be collateralized by a first priority security interest, subject to permitted liens, on the four Title XI vessels. In addition, throughout the term of the Title XI bonds, we will cause additional funds in the aggregate sum of $8,000 to be made available to the U.S. Secretary of Transportation, (the “Secretary”) in the form of one or more letters of credit and/or additional cash deposits ($1,519 minimum for cash deposits) to the escrow account that we will continue to maintain pursuant to the terms of the Title XI agreements. We are obligated under the financial agreement with MARAD to escrow on a monthly basis one-sixth of the amount of each semi-annual payment of principal and interest due on the Title XI bonds, which deposits will be withdrawn to make the semi-annual payments. We have also granted MARAD first priority security interests in additional vessels having an orderly liquidation value of $10,000.

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

•                  bankruptcy or insolvency events involving us, the operating partnership or any of our subsidiaries; or

•                  exceeding $5,000 in indebtedness incurred for the purpose of making distributions or indemnity payments to the Predecessor and certain of its affiliates.

The restructured Title XI financial agreements also contain various covenants that generally prohibit us, without the Secretary’s written consent, from engaging in any of the following activities:

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

In addition, unless (a) we maintain a consolidated fixed charge coverage ratio (as defined in the financial agreement) of at least 3.0 to 1.0, (b) after giving effect to a transaction or transactions, our consolidated net worth exceeds our consolidated long-term debt, and (c) after giving effect to a transaction or transactions, our consolidated net worth is at least initially $90,000 (or in any fiscal year after our 2004 fiscal year, is at least 90% of our consolidated net worth as of the last day of the immediately preceding fiscal year but shall not be lower than $90,000), we will not be allowed, without the Secretary’s written consent, to:

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

We presently own three vessels, the KTC 90, KTC 96 and KTC 155, which are scheduled for phase-out on December 31, 2004.  The KTC 96 and KTC 90 are presently being operated.  The KTC 155 is being retrofitted to a double-hull vessel, which we expect to complete shortly after the end of fiscal 2004.  To replace the two other vessels phasing out in December 2004, and two other vessels which phased out in December 2002 and April 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years.  All such vessels have now been delivered, at an aggregate cost of approximately $46,200, including financing and other costs and certain special equipment.  These new tank barges have been coupled with tugboats we already own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability. We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described above under “—Title XI Borrowings”.  Upon completion of the retrofit of the KTC 155 and the DBL 105, and the phase-out of the two single-hull tank barges by December 2004, approximately 74% of the barrel-carrying capacity of our tank vessel fleet will be double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until the end of 2014.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital-intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that we will spend an average of approximately $8,100 per year to drydock and maintain our tank vessels’ operating capacity. In addition, we anticipate that we will spend $500 annually in general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and /or to upgrade our overall fleet efficiency. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures (including vessel acquisitions) for the periods presented (in thousands):

	Nine months ended March 31,
	2004	2003
Maintenance capital expenditures	$7,286	$5,821
Expansion capital expenditures	38,984	490
Total capital expenditures	$46,270	$6,311

We expect to spend approximately $8,700 during the next several months for the KTC 155 retrofit to a double-hull tank vessel, the modification of the DBL 105 for petroleum transportation, and certain other projects.   We expect to use our new acquisition facility, plus cash from operations, to finance these expenditures.

Additionally, we intend to retire or retrofit 16 single-hull tank vessels, which at December 31, 2004 will represent approximately 26% of our barrel-carrying capacity after giving effect to the completion of our current retrofitting projects and the phase-out of two single hull tank barges. We estimate that the current cost to replace the 26% of our operating capacity represented by those tank vessels with newbuildings would range from $43,000 to $50,000. This capacity can also be replaced over the next 11 years by acquiring existing double-hull tank vessels as opportunities arise or by retrofitting our existing vessels. We are currently evaluating the most cost-effective means to replace this capacity.

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

Contractual Obligations and Contingencies.  Our contractual obligations at March 31, 2004 are summarized below.

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Title XI bonds, term loans and credit lines	$77,073	$3,288	$19,525	$6,575	$47,685
Non-cancelable operating leases	2,033	400	800	800	33
Capital expenditures (1)	6,725	6,725	—	—	—
	$85,831	$10,413	$20,325	$7,375	$47,718

(1)                                  These capital expenditures relate to retrofitting the KTC 155 and modification of the DBL 105.

We are a party to various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries and other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are subject to deductibles with respect to our insurance coverage that range from $25 to $100 per incident, and we provide on a current basis for estimated payments thereunder.

K-Sea LLC and its predecessors were named, together with a large number of other companies, as a co-defendant in 37 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering. K-Sea LLC and its predecessors were dismissed from these lawsuits in the first half of 2003 for an aggregate sum of approximately $46. We may be subject to litigation in the future involving the plaintiffs in the 37 previously dismissed lawsuits and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

K-Sea Transportation Corp., a predecessor to the Partnership, has recently come under audit with respect to the New York State Petroleum Business Tax (“PBT”) which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Since the boundaries of these waters have not been defined, K-Sea Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by the Partnership.  In accordance with the agreements entered into in connection with the initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Predecessor.

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

Depreciation

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—five to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, these useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. Also included in vessels are drydocking expenditures that are capitalized and amortized over three years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, a significant decrease in the market value of a vessel, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value by appraisal. Our assumptions and estimates would include, but not be limited to, the estimated fair market value of the assets and their estimated future cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  We were required to adopt FIN 46 in fiscal 2004, which did not have a material impact on our consolidated financial statements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Our Title XI bonds bear interest at fixed interest rates ranging from 6.17% to 6.26%.  Any outstanding borrowings under our new revolving credit agreement bear interest at a floating rate equal to 30-day LIBOR plus 2.50%, and outstanding borrowings under our new CIT term loan bear interest at 30-day LIBOR plus 2.95%.  As of March 31, 2004, $12,950 was outstanding under the revolving credit agreement acquisition line, and $24,909 was outstanding under the CIT term loan.  The variable interest rates subject us to increases in interest expense resulting from movements in such rates.  Assuming the outstanding balances under the revolving credit agreement and the CIT term loan as of March 31, 2004, a 1% change in the 30-day LIBOR would impact our interest expense by $379 on an annual basis.

Forward-looking Statements

Statements included in this Form 10-Q that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Forward-looking statements appear in a number of places in this Form 10-Q and include statements with respect to, among other things:

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

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

Item 4.           Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

The Partnership is subject to various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are subject to deductibles with respect to our insurance coverage that range from $25 to $100 per incident, and we provide on a current basis for estimated payments thereunder.

K-Sea LLC and its predecessors were named, together with a large number of other companies, as a co-defendant in 37 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering. K-Sea LLC and its predecessors were dismissed from these lawsuits in the first half of 2003 for an aggregate sum of approximately $46. We may be subject to litigation in the future involving the plaintiffs in the 37 previously dismissed lawsuits and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

On May 27, 2003, the United States of America filed suit against K-Sea Transportation Corp. and EW Holding Corp., two of our predecessor entities, in the District Court of Rhode Island seeking for the National Pollution Funds Center (“NPFC”) to recover under subrogation rights amounts paid by the NPFC to certain claimants in connection with an oil spill by an EW Holding Corp. vessel in 1996, and to recover contractor costs and administrative costs incurred by the NPFC. The total claims made are approximately $5,900. However, in addition to defenses K-Sea Transportation Corp. and EW Holding Corp. may have against the claims, K-Sea Transportation Corp. and EW Holding Corp. believe that any amounts payable under this claim will be fully covered by insurance or indemnified against by the prior owners of EW Holding Corp.

One of our predecessors has also received notice that it is a potentially responsible party (“PRP”) in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997. Such proceedings arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act typically involve numerous waste generators and waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup. We believe our share of liability, if any, will be small given our limited dealings with the site. Estimates of the degree of remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make. It is also possible that technological, regulatory or enforcement developments, the results of environmental studies and the inability of other PRPs to contribute to settlements of such liability could require us to incur some costs, the amount of which is not possible to estimate. These costs, if any, would be subject to insurance and certain indemnifications.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On January 14, 2004, we completed the initial public offering of 3,625,000 common units representing limited partner interests in us at an initial offering price of $23.50 per unit.  The managing underwriter was Lehman Brothers Inc.  On January 21, 2004, we sold an additional 540,000 common units to the underwriters in connection with the exercise of their overallotment option.  The 4,165,000 common units sold in the offering were registered under the Securities Act of 1933 on Registration Statements on Form S-1 (File Nos. 333-107084 and 333-111794), which were effective as of January 8, 2004.  The aggregate offering price of the common units sold in the offering was $97,877.

The net proceeds to us from the initial public offering, after payment of $14,592 to redeem 665,000 common units held by K-Sea LLC, our predecessor, and $5,939 in underwriting fees, were approximately $77,346.  We used $73,941 to repay outstanding debt to third parties and the remaining $3,405 to pay professional fees and other offering related expenses.  Total expenses of the offering were $11,776, of which approximately $25 were paid to an affiliate of our general partner.

On February 23, 2004, the Board of Directors of K-Sea General Partner GP LLC, the general partner of our general partner, granted each of its outside directors (Mr. Anthony Abbate, Mr. Barry J. Alperin and Mr. Frank Salerno) 3,000 phantom units and associated DERs under the Partnership’s Long-Term Incentive Plan.  The phantom units vest in four equal annual installments beginning on February 23, 2005.  The securities were issued pursuant to an exemption from registration under Section 4(a) of the Securities Act of 1933.

The following table provides information about purchases by us during the quarter ended March 31, 2004 of our common units:

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximately Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
01/01/04 – 01/31/04	665,000	(1)	$21.94	Not Applicable	Not Applicable
02/01/04 – 02/29/04	—		—	—	—
03/01/04 – 03/31/04	—		—	—	—
Total	665,000		$21.94	Not Applicable	Not Applicable

(1)                                  Represents common units redeemed from K-Sea LLC with proceeds from our initial public offering.

Item 3.           Defaults Upon Senior Securities.

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.           Other Information.

Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On February 3, 2004, we filed a Current Report on Form 8-K dated January 29, 2004 to provide information regarding our acquisition of the barge DBL 140 and tugboat Lincoln Sea.

On February 3, 2004, we filed a Current Report on Form 8-K dated February 3, 2004 to furnish information regarding earnings for our predecessor, K-Sea LLC, for the three- and six-month periods ended December 31, 2003.

On April 29, 2004, we filed a Current Report on Form 8-K dated April 29, 2004 to furnish information regarding our earnings for the three- and nine-month periods ended March 31, 2004.

Exhibits

Exhibit Number		Description
3.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 107084), as amended (the “Registration Statement”), originally filed on July 16, 2003).

3.2*	—

Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4*	—

Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8*	—

First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

4.1*	—

Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP4, L.P., K-Sea Transportation LLC, K-Sea LP1, L.P., K-Sea LP2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.1*	—

Participation and Loan and Security Agreement, dated as of January 14, 2004, by and between K-Sea Operating Partnership L.P., KeyBank N.A. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.2*	—

Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.3*	—

Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.4*	—

Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.4.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.5*	—

Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.6*	—

Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and The United States of America (incorporated by reference to Exhibit 10.6 to the

Exhibit Number		Description
Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.7	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan.
10.8*†	—	K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.9*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.10*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.11*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.12*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.13*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and James J. Dowling (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.14*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Timothy J. Casey (incorporated by reference to Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.15*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and John J. Nicola (incorporated by reference to Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.16*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.17*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.17 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.18*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Brian P. Friedman (incorporated by reference to Exhibit 10.18 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.19*	—

Contract of Sale dated January 29, 2004 between Wells Fargo Bank Northwest, National Association, ICX Corporation and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).

10.20*	—

Loan and Security Agreement dated as of January 29, 2004 by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: May 17, 2004	By:		/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: May 17, 2004	By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 107084), as amended (the “Registration Statement”), originally filed on July 16, 2003).

3.2*	—

Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4*	—

Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8*	—

First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

4.1*	—

Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP4, L.P., K-Sea Transportation LLC, K-Sea LP1, L.P., K-Sea LP2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.1*	—

Participation and Loan and Security Agreement, dated as of January 14, 2004, by and between K-Sea Operating Partnership L.P., KeyBank N.A. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.2*	—

Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.3*	—

Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.4*	—

Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.4.2 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.5*	—

Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.6*	—

Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and The United States of America (incorporated by reference to Exhibit 10.6 to the

Exhibit Number		Description
Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.7	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan.
10.8*†	—	K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.9*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.10*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.11*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.12*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.13*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and James J. Dowling (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.14*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Timothy J. Casey (incorporated by reference to Exhibit 10.14 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.15*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and John J. Nicola (incorporated by reference to Exhibit 10.15 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.16*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.16 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.17*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.17 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.18*†	—

Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Brian P. Friedman (incorporated by reference to Exhibit 10.18 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.19*	—

Contract of Sale dated January 29, 2004 between Wells Fargo Bank Northwest, National Association, ICX Corporation and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).

10.20*	—

Loan and Security Agreement dated as of January 29, 2004 by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).

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