Form 10-K
period 2004-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2004-09-27
CIK 1178575

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-0194477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3245 Richmond Terrace
Staten Island, New York 10303
(Address of principal executive offices and zip code)

(718) 720-9306
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The registrant's Common Units were not publicly traded as of the last business day of the registrant's most recently completed second quarter. The aggregate market value of the registrant's Common Units held by non-affiliates of the registrant, as of September 24, 2004, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $124,832,631.

        At September 27, 2004, 4,165,000 Common Units and 4,165,000 Subordinated Units were outstanding.

        Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.
2004 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

        Statements included in this report that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements that are also forward-looking statements.

        Forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

  •
  planned capital expenditures and availability of capital resources to fund capital expenditures;

  •
  our expected cost of complying with the Oil Pollution Act of 1990;

  •
  estimated future expenditures for drydocking and maintenance of our tank vessels' operating capacity;

  •
  our plans for the retirement or retrofitting of tank vessels and the expected delivery, and cost of, newbuild vessels;

  •
  expected decreases in the supply of domestic tank vessels;

  •
  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

  •
  our future financial condition or results of operations and our future revenues and expenses;

  •
  our business strategy and other plans and objectives for future operations; and

  •
  our future financial exposure to lawsuits currently pending against EW Transportation LLC and its predecessors.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read "Risk Factors" in Item 7 of this report for a list of important factors that could cause our actual results of operations or our actual financial condition to differ.

ii

PART I

ITEMS 1 and 2.    BUSINESS and PROPERTIES

Our Partnership

        We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States. Our fleet of 34 tank barges, 2 tankers and 19 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With over 2.4 million barrels of capacity, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.

        For the fiscal year ended June 30, 2004, our fleet transported approximately 100 million barrels of refined petroleum products for our customers, including BP, ChevronTexaco, ConocoPhillips and ExxonMobil. Our six largest customers in fiscal 2004 have been doing business with us for over 11 years on average. We do not assume ownership of any of the products we transport. During fiscal 2004, we derived approximately 74% of our revenue from longer-term contracts that are generally for periods of one year or more.

        We have a high-quality, well-maintained fleet. Approximately 68% of our current barrel-carrying capacity is double-hulled and, after the phase-out of two single-hull tank barges on December 31, 2004, approximately 74% of our barrel-carrying capacity will be double-hulled. Furthermore, after December 31, 2004, we will be permitted to continue to operate our remaining single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our vessels operate under the U.S. flag, and all but three are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

        Our primary business objective is to increase distributable cash flow per unit by executing the following strategies:

  •
  Maintain safe, low-cost and efficient operations.    We believe we are a cost-efficient and reliable tank vessel operator. We intend to continue to reduce operating costs through constant evaluation of each vessel's performance and concurrent adjustment of operating and chartering procedures to maximize each vessel's safety and profitability. We also intend to continue to minimize costs through an active preventative maintenance program both on-shore and at sea, employing qualified officers and crew and continually training our personnel to ensure safe and reliable vessel operations.

  •
  Balance our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.    During fiscal 2004, we derived approximately 74% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 26% of our revenue for fiscal 2004 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters may generate increased profit margins during periods of improved charter rates, while vessels operating on time charters generally provide more predictable cash flow. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

  •
  Maximize fleet utilization and improve productivity.    The interchangeability of our tank vessels and the critical mass of our fleet give us the flexibility to allocate the right vessel for the right cargo assignment on a timely basis. We intend to continue improving our operational efficiency through the use of new technology and comprehensive training programs for new and existing employees. We also intend to minimize down time by emphasizing efficient scheduling and timely completion of planned and preventative maintenance.

  •
  Attract and maintain customers by adhering to high standards of performance, reliability and safety. Customers place particular emphasis on efficient operations and strong environmental and safety records. We intend to continue building on our reputation for maintaining high standards of performance, reliability and safety, which we believe will enable us to attract increasingly selective customers.

  •
  Expand our fleet through newbuildings and accretive and strategic acquisitions.    We have grown successfully in the past through newbuildings and strategic acquisitions. We expect to continue this strategy by consistently surveying the marketplace to identify and pursue newbuilding opportunities and acquisitions that expand the services and products we offer or that expand our geographic presence.

        Our principal executive office is located at 3245 Richmond Terrace, Staten Island, New York 10303, and our telephone number at that address is (718) 920-9306.

        We were formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (along with its subsidiaries, "K-Sea LLC"). On January 14, 2004, K-Sea LLC contributed assets and liabilities constituting its business to us in connection with our initial public offering of common units representing limited partner interests. In exchange for these assets and liabilities, K-Sea LLC received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in us. Our general partner received a 2% general partner interest and certain incentive distribution rights. We subsequently redeemed the 665,000 common units held by K-Sea LLC.

Industry Overview

Introduction

        Tank vessels, which include tank barges and tankers, are a critical link in the refined petroleum product distribution chain. Tank vessels transport gasoline, diesel fuel, heating oil, asphalt and other products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. According to a June 2004 study by the Association of Oil Pipe Lines, 27.5% of all domestic refined petroleum product transportation was by water in 2002, making waterborne transportation the most used mode of transportation for refined petroleum products after pipelines.

        Among the laws governing the domestic tank vessel industry is the Jones Act. Under the Jones Act, marine transportation between points in the United States, generally known as U.S. coastwise trade, is limited to U.S.-flag vessels that were built in the United States and are owned, manned and operated by U.S. citizens. All of our vessels operate under the U.S. flag, and all but three are qualified to transport cargo between U.S. ports under the Jones Act.

        The supply of domestic tank vessels is expected to decrease as a result of OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters at varying times by January 1, 2015.

        The demand for domestic tank vessels is driven primarily by U.S. demand for refined petroleum products, which can be categorized as either clean oil products or black oil products. Clean oil products include motor gasoline, diesel fuel, heating oil, jet fuel and kerosene. Black oil products, which are what remains after clean oil products have been separated from crude oil, include residual fuel oil in the refining process, asphalt, petrochemical feedstocks and bunker fuel. The demand for clean oil products is impacted by vehicle usage, air travel and prevailing weather conditions, while demand for black oil products varies depending on the type of product transported and other factors, such as oil refinery requirements and turnarounds, asphalt use, the use of residual fuel oil by electric utilities and bunker fuel consumption.

Transportation of Refined Petroleum Products

        Tank vessels are used frequently to continue the transportation of refined petroleum products along the distribution chain after these products have first been transported by another method of transportation, such as a pipeline. Many areas along the East Coast have access to refined petroleum products only by using marine transportation as the last link in their distribution chain. In addition, tank vessel transportation is generally a more cost-effective and energy-efficient means of transporting bulk commodities such as refined petroleum products than transportation by rail car or truck. The carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 162 average-size rail tank cars and approximately 439 average-size tractor trailer tank trucks.

Types of Tank Vessels

        The domestic tank vessel fleet consists of tankers, which have internal propulsion systems, and tank barges, which do not have propulsion systems and are instead pushed or towed by a tugboat. Tank barges generally move at slower speeds than comparably sized tankers, but are less expensive to build and operate. Although tank barge configuration varies, the bow and stern of most tank barges are square or sloped, with the stern of many tank barges having a notch of varying depth to permit pushing by a tug. While a larger tank vessel may be able to carry more cargo, some voyages require a tank vessel to go through a lock, bridge opening or narrow waterway, which limit the size of vessels that may be used. In addition, some loading and discharge facilities have physical limitations that prevent larger tank vessels from loading or discharging their cargo. Tank barges are often able to navigate the shallower waters of the inland waterway system and the waters along the coast. Tankers, however, are often confined to the deeper waters offshore due to their size.

        Tank vessels can be categorized by:

  •
  Barrel-carrying Capacity—the number of barrels of refined product that it takes to fill a vessel;

  •
  Gross Tonnage—the total volume capacity of the interior space of a vessel, including non-cargo space, using a convention of 100 cubic feet per gross ton;

  •
  Net Tonnage—the volume capacity of a vessel determined by subtracting the engine room, crew quarters, stores and navigation space from the gross tonnage using a convention of 100 cubic feet per net ton;

  •
  Deadweight Tonnage—the number of long-tons (2,240 pounds) of cargo that a vessel can transport. A deadweight ton is equivalent to approximately 6.5 to 7.5 barrels of capacity, depending on the specific gravity of the cargo. In this report, we have assumed that a deadweight ton is equivalent to 7.0 barrels of capacity;

  •
  Hull Type—the body or framework of a vessel. Vessels can have more than one hull, which means they have additional compartments between the cargo and the outside of the vessel. Typical vessels are single- or double-hulled; and

  •
  Cargo—the type of commodity transported.

        Tank vessels can also be categorized into the following fleets based on the primary waterway system typically navigated by the vessel:

  •
  Coastwise Fleet.    The term coastwise fleet generally refers to commercial vessels that transport goods in the following areas:

  —
  along the Atlantic, Gulf and Pacific coasts;

  —
  between the U.S. mainland and Puerto Rico, Alaska, Hawaii and other U.S. Pacific Islands; and

  —
  between the Atlantic or Gulf and Pacific coasts by way of the Panama Canal.

  •
  Inland Waterways Fleet.    The term inland waterways fleet generally refers to commercial vessels that transport goods on the navigable internal waterways of the Atlantic, Gulf and Pacific Coasts, and the Mississippi River System. The main arteries of the inland waterways network for the mid-continent are the Mississippi and the Ohio Rivers. The inland waterways fleet consists primarily of tugboats and tank barges, which typically have a shallower depth, and are generally less costly, than many tank barges operating in the coastwise fleet. The vessels comprising the inland waterways fleet are generally not built to standards required for operation in coastal waters.

  •
  Great Lakes Fleet.    The term Great Lakes fleet generally refers to commercial vessels normally navigating the waters among the U.S. Great Lakes ports and connecting waterways.

Tugboats

        Tugboats are equipped to push, pull or tow tank barges alongside. The amount of horsepower required to handle a barge depends on a number of factors, including the size of the barge, the amount of product loaded, weather conditions and the waterways navigated. A typical tug is manned by six people: a captain, a mate, an engineer, an assistant engineer and two deckhands. These individuals perform the duties and tasks required to operate the tug, such as standing navigational watches, maintaining and repairing machinery, rigging and line-handling, and painting and other routine maintenance. A standard work schedule for a tugboat crew is 14 days on, 14 days off. While on duty, the crew members generally work two six-hour shifts each day.

Integrated Tug-Barge Units

        Tugboats can also be integrated into a barge utilizing a notching system that connects the two vessels. An integrated tug-barge unit, or ITB, has certain advantages over other tug-barge combinations, including higher speed and better maneuverability. In addition, an ITB can operate in certain sea and weather conditions in which conventional tug-barge combinations cannot.

Our Customers

        We provide marine transportation services primarily to major oil companies, oil traders and refiners in the northeastern United States and the Gulf of Mexico. We monitor the supply and distribution patterns of our actual and prospective customers and focus our efforts on providing services that are responsive to the current and future needs of these customers.

        The following chart sets forth our major customers and the number of years each of them has been a customer.

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	31
ChevronTexaco	15
ConocoPhillips	9
ExxonMobil	8
Rio Energy	6
TransMontaigne	4

        Our two largest customers in fiscal 2004 based on gross revenue were ExxonMobil and Rio Energy, each of which accounted for more than 10% of our fiscal 2004 consolidated revenue. See note 9 to the consolidated financial statements in Item 8 of this report.

Our Vessels

Tank Vessel Fleet

        At June 30, 2004, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 151	1981	150,000	8,710	N.A.
DBL 152	1982	150,000	8,710	N.A.
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
Casablanca(5)	1987	89,293	5,736	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)	1987	89,293	5,736	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
DBL 70	1972	73,024	5,248	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 2202	1962	22,000	1,830	N.A.

Subtotal		1,635,785	114,287

Single-Hull Tankers
Great Lakes	1963	38,000	2,813	2015
Great Gull	1969	30,000	1,729	2015

Subtotal		68,000	4,542

Single-Hull Barges
KTC 90(6)	1967	97,200	6,409	2004
KTC 96(6)	1969	95,580	6,278	2004
KTC 80	1981	82,878	4,576	2015
KTC 71	1975	81,759	4,719	2015
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
Essex	1967	35,160	2,307	2015
DBL 3201	1968	31,000	2,033	2015
Wallabout Bay	1986	28,330	1,687	2015
Newark Bay	1969	27,390	1,595	2015
Trader II	1949	20,475	1,194	2015
KTC 20	1980	20,000	1,065	2015
American 21	1968	19,500	1,262	2015
Oyster Bay	1951	19,370	1,278	2015
E 10	1960	18,790	1,077	2015
Josiah Bartlett	1955	14,000	1,287	2015

Subtotal		706,082	43,704

Total Existing Fleet		2,409,867	162,533

(1)
Excludes a potable water barge, which we also operate.

(2)
Built in 1974; double-hulling was completed and the vessel redelivered in early September 2004.

(3)
Built in 1986 and rebuilt in 1994.

(4)
Built in 1982 and rebuilt for petroleum transportation in 2004.

(5)
Vessel not qualified for Jones Act trade due to foreign construction.

(6)
Scheduled for OPA 90 phase-out on December 31, 2004.

        We spent $5.7 million during the first quarter of fiscal 2005 in connection with the retrofitting of the DBL 155 to a double-hull tank vessel, which was completed and the vessel redelivered to us in early September 2004. We also signed an agreement with a shipyard in early September 2004 to construct a new 100,000 barrel barge, which we expect to be delivered during the summer of 2005.

Tugboat Fleet

        We view our tugboats as a cost center and, therefore, seek to maintain the proper balance between the number of tugboats and the number of tank barges in our fleet. This balance is influenced by a variety of factors, including the condition of the vessels in our fleet, the mix of our coastwise business and our local business and the level of longer-term contracts versus shorter-term business. We are also able to maintain a proper balance between tugboats and tank barges by analyzing the historical trading patterns of our customers and the nature of their cargoes. While a tank barge is unloading, we often dispatch its tugboat to perform other work.

        At June 30, 2004, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name	Year Built	Horsepower	Dimensions
Rebel	1975	7200	150' x 46' x 22'
Yankee	1976	7200	150' x 46' x 22'
Irish Sea	1969	5750	135' x 34'9" x 18'
Volunteer	1982	4800	120' x 38' x 18'
Viking	1972	4300	132'6" x 34' x 18'3"
Lincoln Sea	2000	8000	123.3' x 40' x 22'
Beaufort Sea	1971	4300	113' x 32'3" x 15'6"
Tasman Sea	1976	3900	123'6" x 34' x 16'4"
Adriatic Sea	1978	3900	126' x 34' x 14'6"
Kara Sea	1974	3520	111' x 32' x 13'8"
Coral Sea	1973	3280	111' x 32' x 13'8"
Java Sea	1981	3000	118'6" x 34' x 14'5"
Baltic Sea	1973	3000	101' x 30' x 13'1"
Bering Sea	1975	2250	105' x 29' x 13'3"
Maryland	1962	2180	110' x 28' x 13'7"
Houma	1970	1950	89'11" x 29' x 11'
Odin	1982	1860	72' x 27'6" x 11'8"
Taurus	1979	1860	78'6" x 25' x 11'7"
Falcon	1978	1800	80' x 25' x 11'5"

Integrated Tug-Barge Units

        We currently operate ten ITBs. At December 31, 2004, following the phase-out of two single-hull barges, ITBs will represent approximately 53% of the barrel-carrying capacity of our tank barge fleet.

Bunkering

        For over 30 years, we have specialized in the shipside delivery of fuel, known as bunkering, for the major and independent bunker suppliers in New York Harbor. Demand for bunkering services is driven primarily by the number of ship arrivals in New York Harbor. A ship's time in port generally is limited, and the cost of delaying sailing due to bunkering or other activities can be significant. Therefore, we continually strive to improve the level of service and on-time deliveries we provide to our customers.    All nine of our bunker delivery tank barges are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

Preventative Maintenance

        We have a computerized preventative maintenance program that tracks U.S. Coast Guard and American Bureau of Shipping inspection schedules and establishes a system for the reporting and handling of routine maintenance and repair.

        Vessel captains submit monthly inspection reports, which are used to note conditions that may require maintenance or repair. Vessel superintendents are responsible for reviewing these reports, inspecting identified discrepancies, assigning a priority classification and generating work orders. Work orders establish job type, assign personnel responsible for the task and record target start and completion dates. Vessel superintendents inspect repairs completed by the crew, supervise outside contractors as needed and conduct quarterly inspections following the same criteria as the captains. Drills and training exercises are conducted in conjunction with these inspections, which are typically more comprehensive in scope. In addition, an operations duty officer is available on a 24-hour basis to handle any operational issues. The operations duty officer is prepared to respond on scene whenever required and is trained in technical repair issues, spill control and emergency response.

        The American Bureau of Shipping and the U.S. Coast Guard establish drydocking schedules. Typically, we drydock our vessels twice every five years. Prior to sending a vessel to a shipyard, we develop comprehensive work lists to ensure all required maintenance is completed. Repair facilities bid on these work lists, and jobs are awarded based on price and time to complete. Vessels then report to a cleaning facility to prepare for shipyard. Once the vessel is gas-freed, a certified marine chemist issues paperwork certifying that no dangerous vapors are present. The vessel proceeds to the shipyard where the vessel superintendent and certain crewmembers assist in performing the maintenance and repair work. The planned maintenance period is considered complete when all work has been tested to the satisfaction of American Bureau of Shipping or U.S. Coast Guard inspectors or both.

Safety

General

        We are committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety- and health-related accidents on our vessels and our property. Our primary concerns are to avoid personal injuries and to reduce occupational health hazards. We want to prevent accidents that may cause damage to our personnel, equipment or the environment such as fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reduce overall emissions and waste generation and to the safe management of associated cargo residues and cleaning wastes.

        Our policy is to follow all laws and regulations as required, and we are actively participating with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. Our Operations Department is responsible for coordinating all facets of our health and safety program and identifies areas that may require special emphasis, including new initiatives that evolve within the industry. Our Human Resources Department is responsible for all training, whether conducted in-house or at a training facility. Supervisors are responsible for carrying out and monitoring compliance for all of the safety and health policies on their vessels.

Tank Barge Characteristics

        To protect the environment, today's tank barge hulls are required not only to be leak-proof into the body of water in which they float but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tank barges that carry light products such as gasoline or naphtha have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity).

Each tank barge also has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

        All nine of our bunker delivery tank barges are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

Safety Management Systems

        We belong to and adhere to the recommendations of the American Waterways Operators ("AWO") Responsible Carrier Program. The program is designed as a framework for continuously improving the industry's and member companies' safety performance. The program complements and builds upon existing government regulations, requiring company safety and training standards that in many instances exceed those required by federal law or regulation.

        Developed over four years ago by the AWO, the Responsible Carrier Program incorporates best industry practices in three primary areas:

  •
  management and administration;

  •
  equipment and inspection; and

  •
  human factors.

        The Responsible Carriers Program has been recognized by many groups, including the U.S. Coast Guard and shipper organizations. We are periodically audited by an AWO-certified auditor to verify compliance. We were last audited in early 2004, and our Responsible Carrier Program certificate remains in effect until March 2007.

        We are also certified to the standards of the International Safety Management, or ISM, system. The ISM standards were promulgated by the International Maritime Organization, or IMO, several years ago and have been adopted through treaty by many IMO member countries, including the United States. Although ISM is not required for coastal tug and barge operations, we have determined that an integrated safety management system including the ISM and Responsible Carriers Program standards promotes safer operations and provides us with necessary operational flexibility as we continue to grow.

Ship Management, Crewing and Employees

        We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of June 30, 2004, we employed 419 persons, comprising 61 shore staff and 358 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2004, we entered into a new four-year collective bargaining agreement with our maritime union covering all our seagoing personnel, or approximately 76% of our workforce. The new agreement provides for wage increases totaling 15% over its term. Similar to the previous collective bargaining agreement, we are required to make contributions to pension and other welfare programs that we manage. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore-based personnel are generally salaried and are located at our headquarters in Staten Island, New York. We believe that our relations with our employees are satisfactory.

        Our shore staff provides worldwide support for all aspects of our fleet and business operations, including sales and scheduling, crewing and human resources functions, engineering, compliance and technical management, financial and insurance services, and information technology. A staff of dispatchers and schedulers maintain a 24-hour duty rotation to monitor communications and to coordinate fleet operations with our customers and terminals. Communication with our vessels is accomplished by various methods, including wireless data links, cellular telephone, VHF, UHF and HF radio.

        Our crews regularly inspect each vessel, both at sea and in port, and perform most of the ordinary course maintenance. Our procedures call for a member of our shore-based staff to inspect each vessel at least once each fiscal quarter, making specific notations and recommendations regarding the overall condition of the vessel, maintenance, safety and crew welfare. In addition, approximately 10% of our fleet is inspected annually by independent consultants. All of the vessels that are on bareboat charters to third parties are managed and operated by the customer.

Classification, Inspection and Certification

        In accordance with standard industry practice, all of our coastwise vessels have been certified as being "in class" by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require an "in class" certification by a classification society before they will extend coverage to any vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the country of registry of such vessel and the international conventions of which that country is a member. Inspections are conducted on the pertinent vessel by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years and a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked every 24 to 30 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

        Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with safety regulations determined by the U.S. Department of Transportation. All of our tank vessels carry Certificates of Inspection issued by the U.S. Coast Guard. All of our tugs participate in the U.S. Coast Guard's un-inspected towing vessel inspection program.

        Our vessels and shoreside operations are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our tonnage, our crews and our shoreside staff are advantages when competing against other vessel operators for long-term business.

Insurance Program

        We believe that our insurance coverage is adequate to protect against the accident-related risks involved in the conduct of our business and risks of liability for environmental damage and pollution, consistent with industry practice. Nevertheless, we cannot provide assurance that all risks are adequately insured against, that any particular claims will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. K-Sea General Partner GP LLC, the general partner of our general partner, maintains a key man insurance policy on Mr. Timothy J. Casey, its President and Chief Executive Officer.

        Our hull and machinery insurance covers risks of actual or constructive loss from collision, towers liabilities, fire, grounding and engine breakdown up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks.

While some tanker owners and operators obtain loss-of-hire insurance covering the loss of revenue during extended tanker off-hire periods, we, along with several tanker operators, do not have this type of coverage. We believe that, given our diversified marine transportation operations and high utilization rate, this type of coverage is not economical and is of limited value to us. However, we evaluate the need for such coverage on an ongoing basis taking into account insurance market conditions and the employment of our vessels.

        Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by West of England Ship Owners Insurance Services Ltd., a mutual insurance association. West of England is a member of the International Group of protection and indemnity mutual assurance associations. The 13 protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of West of England, we are subject to calls payable to the associations based on our claim records, as well as the claim records of all other members of the individual associations and members of West of England.

        We are not currently the subject of any claims alleging exposure to asbestos or second-hand smoke, although such claims have been brought in the past and may be brought in the future. Our predecessor company, EW Transportation LLC (formerly K-Sea Transportation LLC), has contractually agreed to retain any such liabilities that occurred prior to our initial public offering in January 2004, will indemnify us for up to $10 million of such liabilities for a period of ten years, and will make available to us the benefit of certain indemnities it received in connection with the purchase of certain vessels. If, notwithstanding the foregoing, we are ultimately obligated to pay any asbestos-related or similar claims for any reason, we believe we or EW Transportation LLC would have adequate insurance coverage for periods after March 1986 to pay such claims. However, EW Transportation LLC and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and because it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material.

        We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, and insurance, if available, may be at rates that we do not consider to be commercially reasonable. In addition, as more single-hull vessels are retired from active service, insurers may be less willing to insure, and customers less willing to hire, single-hull vessels.

Competition

        The Jones Act restricts U.S. point-to-point maritime shipping to vessels built in the United States, owned and operated by U.S. citizens and manned by U.S. crews. In our market areas, our primary direct competitors are the operators of U.S.-flag ocean-going tank barges and U.S.-flag refined petroleum product tankers, including the captive fleets of major oil companies. The domestic tank vessel industry is highly competitive.

        In the voyage and short-term charter market, our vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the voyage market, competition is based primarily on price and availability, although charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on factors such as age, double hulls and the reliability and quality of operations. Increasingly, major charterers are demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels. Consequently, we believe that owners of large modern fleets have been able to gain a competitive advantage over owners of older fleets.

        U.S.-flag tank vessels also compete with petroleum product pipelines and are affected by the level of imports on foreign flag products carriers. The Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, carry refined petroleum products to the major storage and distribution facilities that we currently serve. We believe that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in our market areas in the near future. It is possible, however, that new pipeline segments, including pipeline segments that connect with existing pipeline systems, could be built or that existing pipelines could be converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on our ability to compete in particular locations.

Regulation

        Our operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.

Environmental

        General.    Government regulation significantly affects the ownership and operation of our tank vessels. Our tank vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation, and discharge of hazardous and non-hazardous materials. Although we believe that we are in substantial compliance with applicable environmental laws and regulations, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tank vessels. The recent trend in environmental legislation is toward stricter requirements, and this trend will likely continue. In addition, a future serious marine incident occurring in U.S. waters, or internationally, that results in significant oil pollution or causes significant environmental impact could result in additional legislation or regulation that could affect our profitability.

        Various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our tank vessels. While we believe that we are in substantial compliance with applicable environmental laws and regulations and have all permits, licenses and certificates necessary for the conduct of our operations, frequently changing and increasingly stricter requirements, future non-compliance or failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our tank vessels.

        We maintain operating standards for all our tank vessels that emphasize operational safety, quality maintenance, continuous training of our crews and officers, care for the environment and compliance with U.S. regulations. Our tank vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administration and charterers, particularly terminal operators and oil companies.

        Finally, we manage our exposure to losses from potential discharges of pollutants through the use of well maintained and well managed facilities, well maintained and well equipped vessels and safety and environmental programs, including a maritime compliance program and our insurance program. Moreover, we believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. However, the risks of substantial costs, liabilities, and penalties are inherent in marine operations. As a result, there can be no assurance that any new regulations or requirements or any discharge of pollutants by us will not have a material adverse effect on us.

        The Oil Pollution Act of 1990.    The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service between 1995 and 2015 based on their tonnage and age. Under the phase-out schedule, two of our single-hull tank barges will be precluded from transporting petroleum products in the United States as of January 1, 2005 and the remaining 16 single-hull tank vessels will be precluded from such activity as of January 1, 2015.

        Under OPA 90, owners or operators of tankers operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with the plans. These vessel response plans must, among other things:

  •
  address a "worst case" scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

  •
  describe crew training and drills; and

  •
  identify a qualified individual with specific authority and responsibility to implement removal actions in the event of an oil spill.

        Our vessel response plans have been approved by the U.S. Coast Guard, and all of our tankermen have been trained to comply with these guidelines. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA 90. We believe that all of our tank vessels are in substantial compliance with OPA 90.

        The U.S. Coast Guard also issued new regulations under OPA 90 effective October 17, 2002 that require the installation by October 17, 2007 of tank level or pressure monitoring (TLPM) devices on all single-hull tank vessels carrying oil or oil residue. We currently anticipate that the installation of these systems will be less expensive for coastwise vessels already fitted with cargo monitoring systems than for inland barges that are typically unmanned and do not have electrical systems installed. Since no TLPM devices currently exist, we cannot project their cost at this time. We currently do not anticipate that compliance with these regulations will cause us to accelerate the phase-out of our single-hull barges.

        Environmental Spill and Release Liability.    OPA 90 and various state laws substantially increased over historic levels the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of oil and the resulting damages, both regarding the limits of liability and the scope of damages. OPA 90 imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all oil spill and containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90. Finally, in certain circumstances involving oil spills from tank vessels, OPA 90 and other environmental laws may impose criminal liability on personnel and/or the corporate entity.

        OPA 90 limits the liability of each responsible party for a tank vessel to the greater of $1,200 per gross registered ton or $10 million per discharge. This limit does not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party. In addition to removal costs, OPA 90 provides for recovery of damages, including:

  •
  natural resource damages and related assessment costs;

  •
  real and personal property damages;

  •
  net loss of taxes, royalties, rents, fees and other lost revenues;

  •
  net costs of public services necessitated by a spill response, such as protection from fire, safety or health hazards;

  •
  loss of profits or impairment of earning capacity due to the injury, destruction or loss of real property, personal property and natural resources; and

  •
  loss of subsistence use of natural resources.

        OPA 90 expanded the pre-existing financial responsibility requirements for tank vessels operating in U.S. waters and requires owners and operators of tank vessels to establish and maintain with the U.S. Coast Guard evidence of their financial responsibility sufficient to meet their potential liabilities imposed by OPA 90. Under the regulations, we may provide evidence of insurance, a surety bond, a guarantee, letter of credit, qualification as a self-insurer or other evidence of financial responsibility. We have qualified as a self-insurer under the regulations and have received certificates of financial responsibility from the U.S. Coast Guard for all of our tank vessels subject to this requirement.

        OPA 90 expressly provides that individual states are entitled to enforce their own pollution liability laws, even if inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have OPA 90-like schemes for limiting liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even where we are not at fault. Some states have also established their own requirements for financial responsibility. However, in March 2000, the U.S. Supreme Court decided United States v. Locke. In that case, INTERTANKO challenged tank vessel regulations brought by the State of Washington. The Court struck down several regulations and remanded the case for review of additional regulations. The Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity. As a result of this ruling, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels.

        Parties affected by oil pollution may pursue relief from the Oil Spill Liability Trust Fund, absent full recovery by them against a responsible party. Responsible parties may seek contribution from the fund for costs incurred that exceeded the liability limits of OPA 90. The responsible party would need to establish that it is entitled to both a statutory defense against liability and to a statutory limitation of liability to obtain contribution from the fund. If we are deemed a responsible party for an oil pollution incident and are ineligible for contribution from the fund, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through our protection and indemnity club, West of England Ship Owners Insurance Services Ltd., our current coverage for oil pollution is $1 billion per incident. It is possible, however, that our liability for an oil pollution incident may be in excess of the insurance coverage we maintain.

        We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of tankers for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

        We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay damages under OPA 90 and CERCLA in the amount of $1,500 per gross ton for vessels, consisting of the sum of the OPA 90 liability limit of $1,200 per gross ton or $10 million per discharge and the CERCLA liability limit of $300 per gross ton or $5 million per discharge. We have satisfied these requirements and obtained a U.S. Coast Guard Certificate of Financial Responsibility. OPA 90 and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

        Water.    The Federal Water Pollution Control Act or the Clean Water Act (CWA) imposes restrictions and strict controls on the discharge of pollutants into navigable waters, and such discharges generally require permits. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

        Solid Waste.    Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be "hazardous" under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify "used oil" as "hazardous waste," provided certain recycling standards are met. However, some states in which we operate have classified "used oil" as "hazardous" under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we could be liable for clean up costs under CERCLA or the equivalent state laws. We use only certified haulers for this work.

        EW Transportation Corp. (formerly K-Sea Transportation Corp., a predecessor company) has received a notice that it is a potentially responsible party, or PRP, in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997. This proceeding involves numerous waste generators and waste transportation and disposal companies and seeks to allocate or recover costs associated with site investigation and cleanup. We believe our share of liability, if any, will be immaterial to our financial position, results of operations and cash flows given our limited dealings with the site. Estimates of the degree of remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make. It is also possible that technological, regulatory or enforcement developments, the results of environmental studies and the inability of other PRPs to contribute to settlements of such liability could require us to incur some costs, the amount of which is not possible to estimate. These costs, if any, would be subject to insurance and certain indemnifications. For more information, please read "Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification" in Item 13 of this report.

        Air Emissions.    The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (CAA), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our tank barges are equipped with vapor control systems that satisfy these requirements. In addition, the EPA issued final rules regarding emissions standards for various classes of marine diesel engines. While these rules are currently limited to new engines beginning with the 2004 model year, the EPA has noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines if the industry does not take steps to introduce new pollution control technologies. Adoption of such standards could require modifications to some existing marine diesel engines and may require substantial expenditures.

        The CAA also requires states to draft State Implementation Plans (SIPs) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our tank barges are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

Coastwise Laws

        A substantial portion of our operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States. The U.S. coastwise laws reserve marine transportation between points in the United States, including harbor tug services, to vessels built in and documented under the laws of the United States (U.S.-flag) and owned and manned by U.S. citizens. Generally, an entity is deemed a U.S. citizen for these purposes so long as:

  •
  it is organized under the laws of the United States or a state;

  •
  each of its president or other chief executive officer and the chairman of its board of directors is a U.S. citizen;

  •
  no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-U.S. citizens;

  •
  at least 75.0% of the interest and voting power in the corporation is held by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens; and

  •
  in the case of a limited partnership, the general partner meets U.S. citizenship requirements for U.S. coastwise trade.

        Because we could lose the privilege of operating our vessels in the U.S. coastwise trade if non-U.S. citizens were to own or control in excess of 25.0% of our outstanding interests, our limited partnership agreement restricts foreign ownership and control of our common and subordinated units to not more than 15.0% of our outstanding interests.

        There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal such laws. Such changes could have a material adverse effect on our operations and financial condition.

Other

        Our vessels are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the U.S. Coast Guard is authorized to inspect vessels at will.

Occupational Health Regulations

        Our shoreside facilities are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration, or OSHA, and comparable state programs. These regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records, and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to mariners engaged in the handling of the various cargoes transported by our chemical and petroleum product carriers.

Vessel Condition

        Our vessels are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the U.S. Coast Guard and/or the American Bureau of Shipping. We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject. We are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

Seasonality

        Tank vessel services are significantly affected by demand for refined petroleum products. This demand is seasonal and often dependent on weather conditions. Movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of certain black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. The summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products, particularly in the East Coast and Gulf Coast regions, could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability.

Properties

        We lease pier facilities and approximately 7,000 square feet of office space for our principal executive office in Staten Island, New York. The lease expires in April 2009; however, we have the option to renew it for two additional ten-year periods. We also own and use a 2,100 square-foot modular facility for additional office space.

SEC Reporting

        We file annual, quarterly and current reports, along with any related amendments and supplements thereto, with the SEC. From time to time, we may also file registration statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        We also provide electronic access to our periodic and current reports on our website, www.k-sea.com, free of charge. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Information on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

ITEM 3.    LEGAL PROCEEDINGS.

        We are a party to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters. All of these personal injury, collision and casualty claims against us are fully covered by insurance, subject to deductibles ranging from $10,000 to $100,000 in amount. We provide on a current basis for amounts we expect to pay. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.

        EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as a co-defendant in 39 civil actions by various parties, including former employees, alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering. EW Transportation LLC and its predecessors were dismissed from 37 of these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000, have settled another case for $1,000 which is pending dismissal, and are in the process of settling the other case. We may be subject to litigation in the future from these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters. For a related discussion of insurance coverage, please read "Business and Properties—Insurance Program" in Items 1 and 2 of this report.

        On May 27, 2003, the United States of America filed suit against EW Transportation Corp. and EW Holding Corp. in the District Court of Rhode Island seeking for the National Pollution Funds Center (NPFC) to recover under subrogation rights amounts paid by the NPFC to certain claimants in connection with an oil spill by an EW Holding vessel in 1996, and to recover contractor costs and administrative costs incurred by the NPFC. The total claims made are approximately $5.9 million. However, in addition to defenses EW Transportation and EW Holding may have against the claims, EW Transportation and EW Holding believe that any amounts payable under this claim will be fully covered by insurance or indemnified against by the prior owners of EW Holding.

        One of our predecessors has also received notice that it is a potentially responsible party in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas. For more information, please read "Business and Properties—Regulation—Environmental—Solid Waste" in Items 1 and 2 of this report.

        Our predecessors have agreed to indemnify us for certain liabilities. For more information, please read "Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification" in Item 13 of this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER
                  MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Units, Distributions and Related Unitholder Matters

        Our common units were listed on the New York Stock Exchange under the symbol "KSP" beginning on January 9, 2004. Prior to January 9, 2004, our equity securities were not publicly traded. As of September 27, 2004, there were 4,165,000 outstanding common units, representing an aggregate 49% limited partner interest in us. As of September 27, 2004, there were 13 holders of record of our common units, representing approximately 5,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
			Cash Distribution(1)
	High	Low
2004 Fiscal Year
Fourth Quarter Ended June 30, 2004	$28.95	$24.11	$0.525
Third Quarter Ended March 31, 2004(2)	$29.64	$23.50	$0.430

(1)
Distributions are shown for the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

(2)
For the period from January 14, 2004, the date of our initial public offering, through March 31, 2004.

        The aggregate amount of distributions declared in respect of the 2004 fiscal year on common units, the general partner interests, and subordinated units totaled $8.1 million.

Initial Public Offering

        On January 14, 2004, we completed our initial public offering of 3,625,000 common units at a price of $23.50 per unit, pursuant to a Registration Statement on Form S-1 (Registration No. 333-107084) that we filed initially in July 2003 and which the SEC declared effective on January 8, 2004. The managing underwriter was Lehman Brothers Inc. On January 21, 2004, we sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option. Total gross proceeds from these sales were $97.9 million, before offering costs and underwriting fees of $11.8 million. In January 2004 and in connection with our initial public offering, we redeemed the 665,000 common units held by K-Sea LLC at a cost of $14.6 million. After the initial public offering and related redemption, 4,165,000 common units and 4,165,000 subordinated units were outstanding. The proceeds retained by us relating to the sale of the common units totaled $83.3 million, which were used to repay $73.9 million in K-Sea LLC's outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5.9 million in underwriting fees and $3.4 million in professional fees and other offering expenses. The proceeds we received from the offering and the use of those proceeds are summarized as follows (in thousands, except unit and per unit amounts):

Proceeds received:
Sale of 4,165,000 common units at $23.50 per unit	$97,877
Less amounts paid for redemption of 665,000 common units from K-Sea LLC	(14,592)

$83,285

Use of proceeds:
Repayment of term and revolving credit debt	73,941
Underwriting fees	5,939
Professional fees and other offering expenses	3,405

$83,285

Cash Distribution Policy

        Within 45 days after the end of each quarter, we will distribute all of our available cash from operating surplus to unitholders of record on the applicable record date. Our available cash from operating surplus consists generally of all cash on hand at the end of the fiscal quarter, plus all cash on hand resulting from working capital borrowings made after the end of the quarter up to the date of determination of available cash, less the amount of cash that our general partner determines is necessary or appropriate to, among others:

  •
  provide for the proper conduct of our business, including reserves for future capital and maintenance expenditures;

  •
  comply with applicable law, any of our debt instruments, or other agreements; or

  •
  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

        Our ability to distribute available cash is contractually restricted by the terms of our Title XI debt and our other credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our Title XI debt or a credit facility. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Title XI Borrowings" and "—Credit Agreement" in Item 7 of this report.

Subordination Period

        During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Upon expiration of the subordination period, each outstanding subordinated unit will convert into one common unit and will participate pro rata with the other common units in distributions of available cash.

        Definition of Subordination Period.    The subordination period will extend until the first day of any quarter, beginning after December 31, 2008, that each of the following tests are met:

  •
  distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted operating surplus", as defined in our partnership agreement, generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        Adjusted operating surplus is intended to reflect the cash generated from operations during a particular period and therefore excludes net increases in working capital borrowings and net drawdowns of reserves of cash generated in prior periods.

        Early Conversion of Subordinated Units.    Before the end of the subordination period, 50% of the subordinated units, or up to 2,082,500 subordinated units, may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after:

  •
  December 31, 2006 with respect to 25% of the subordinated units; and

  •
  December 31, 2007 with respect to 25% of the subordinated units.

        The early conversions will occur if at the end of the applicable quarter each of the following occurs:

  •
  distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        However, the second early conversion of the subordinated units may not occur until at least one year following the first early conversion of the subordinated units.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

        If for any quarter, we have distributed available cash from operating surplus a) to the common and subordinated unitholders an amount equal to the minimum quarterly distribution, and b) on the common units an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution, then we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner in the following manner:

  •
  first, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder receives a total of $0.55 per unit for that quarter;

  •
  second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.625 per unit for that quarter;

  •
  third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.75 per unit for that quarter; and

  •
  thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

        The percentage interests set forth above for our general partner include its 2% general partner interest and assume the general partner has not transferred the incentive distribution rights.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial and operating data of K-Sea Transportation Partners L.P. and its predecessors. On January 14, 2004, K-Sea LLC contributed assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, the historical financial and operating data presented below are for K-Sea LLC for all periods prior to January 14, 2004. The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, in Item 8 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	Years Ended June 30,
	2004	2003	2002	2001	2000
Income Statement Data:
Voyage revenue	$93,899	$83,942	$75,700	$77,418	$59,037
Bareboat charter and other revenue	1,900	3,753	3,387	4,866	3,259

Total revenues	95,799	87,695	79,087	82,284	62,296
Voyage expenses	16,339	14,151	11,395	12,098	8,552
Vessel operating expenses	38,809	36,326	32,684	34,176	28,895
General and administrative expenses	8,149	7,047	6,384	5,954	5,489
Depreciation and amortization	18,643	16,293	14,805	10,591	7,404
Net loss (gain) on sale of vessels	255	(275)	(422)	169	186

Total operating expenses	82,195	73,542	64,846	62,988	50,526

Operating income	13,604	14,153	14,241	19,296	11,770
Interest expense (income), net	6,370	8,808	7,519	9,202	8,653
Net loss (gain) on reduction of debt(1)	3,158	4	(377)	—	—
Other (income) expense, net	(253)	29	76	(10)	(124)

Income before provision (benefit) for income taxes	4,329	5,312	7,023	10,104	3,241
Provision (benefit) for income taxes(2)	(16,845)	340	549	(132)	143

Net income	$21,174	$4,972	$6,474	$10,236	$3,098

Net income per unit—basic	$2.26	$1.03	$1.34	$2.12	$0.64
—diluted	$2.25	$1.03	$1.34	$2.12	$0.64

Balance Sheet Data (at year end):
Vessels and equipment, net	$193,646	$145,520	$115,304	$121,542	$121,899
Total assets	228,144	178,328	184,730	136,462	134,621
Total debt	78,817	114,003	125,076	85,019	93,567
Members'equity/partners' capital	135,698	41,290	36,267	29,753	19,528
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$17,825	$13,235	$16,417	$13,870	$3,720
Investing activities	(59,167)	(240)	(52,291)	(3,752)	(1,081)
Financing activities	41,695	(12,984)	34,689	(8,956)	(2,905)
Other Financial Data:
Capital expenditures(3):
Maintenance	$7,957	$8,389	$7,405	$10,591	$2,540
Expansion	52,747	7,814	6,682	1,101	1,116

Total	$60,704	$16,203	$14,087	$11,692	$3,656

Construction of tank vessels	$16,512	$18,703	$12,994	$1,991	—

Distributions declared per common unit in respect of the period	$0.955
Operating Data:
Number of tank barges (at period end)	34	35	34	35	36
Number of tankers (at period end)	2	3	3	5	6
Number of tugboats (at period end)	19	18	17	16	16
Total barrel-carrying capacity (in thousands at period end)	2,410	2,309	2,079	2,164	2,192
Net utilization(4)	86%	87%	81%	84%	80%
Average daily rate(5)	$8,095	$7,468	$7,482	$7,208	$6,209

(1)
Fiscal 2004 includes a $3.2 million loss on prepayment of certain K-Sea LLC debt using proceeds of our initial public offering. Fiscal 2002 includes a $0.6 million gain on reduction of subordinated debt (and related accrued interest) owed to the seller of a vessel we purchased in 1999. This reduction resulted from a customer's exercise of an option to purchase the vessel, which was provided for in the 1999 purchase contract. Fiscal 2002 also includes $0.2 million in prepayment fees resulting from repayment of debt related to certain vessels that were sold during the year.

(2)
Fiscal 2004 includes a non cash tax benefit of $17.6 million solely attributable to a reduction in deferred taxes resulting from the change in income tax status of the assets and liabilities constituting the business of K-Sea LLC that were transferred to us at the date of the initial public offering. Fiscal 2001 includes a deferred tax benefit of $2.6 million resulting from a re-evaluation of our deferred tax liabilities resulting from a change in our approach to the allocation of income to the applicable tax jurisdictions.

(3)
We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet. Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet. Expenditures made in connection with our tank vessel newbuilding program were considered maintenance capital expenditures as they were made to replace capacity scheduled to phase out under OPA 90; however, because they were non-routine in nature they are included separately in the above table under "Construction of tank vessels". Generally, expenditures for construction of tank vessels in progress are not included as capital expenditures until such vessels are completed. Capital expenditures associated with retrofitting an existing vessel, or acquiring a new vessel, which increase the operating capacity of our fleet over the long term whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures. Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and amortized over three years. For more information regarding our accounting treatment of drydocking expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Amortization of Drydocking Expenditures" in Item 7 of this report.

(4)
"Net utilization" is a percentage equal to the total number of days actually worked by a tank vessel or group of tank vessels during a defined period, divided by the number of calendar days in the period multiplied by the total number of tank vessels operating or in drydock during that period.

(5)
"Average daily rate" equals the net voyage revenue earned by a tank vessel or group of tank vessels during a defined period, divided by the total number of days actually worked by that tank vessel or group of tank vessels during that period.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

        The following is a discussion of the historical consolidated financial condition and results of operations of K-Sea Transportation Partners L.P. and, prior to our January 14, 2004 initial public offering, of our predecessor company, K-Sea Transportation LLC, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

        We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States. Our fleet of 34 tank barges, 2 tankers and 19 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With over 2.4 million barrels of capacity, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.

        Demand for our services is driven primarily by demand for refined petroleum products in the East Coast and Gulf of Mexico regions of the United States. In fiscal 2002 demand for our services was negatively impacted by a reduction in local movements of refined petroleum products resulting from the warmest winter on record in the northeastern United States, the temporary shutdown of New York Harbor and reduced demand for jet fuel caused by the September 11, 2001 terrorist attacks, and reduced economic activity caused by the recession in the U.S. economy. We believe results of operations for fiscal 2003 and 2004 reflect more normal operating conditions.

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

        In addition, a variation of a voyage charter is known as a "consecutive voyage charter." Under this arrangement, consecutive voyages are performed for a specified period of time.

        The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Voyage Charter(1)	Bareboat Charter
Typical contract length	One year or more	One year or more	Single voyage	Two years or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses(2)	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses(2)	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

(1)
Under a consecutive voyage charter, the customer pays for idle time.

(2)
See "Definitions" below.

        For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. Although contracts of affreightment and certain contracts for voyage charters may be effective for a period in excess of one year, revenue is recognized over the transit time of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred.

        One of the principal distinctions among these types of contracts is whether the vessel operator or the customer pays for voyage expenses, which include fuel, port charges, pilot fees, tank cleaning costs and canal tolls. Some voyage expenses are fixed, and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract or re-billing such expenses to them. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenue, is comparable across the different types of contracts. Therefore, we principally use net voyage revenue, rather than voyage revenue, when comparing performance between different periods. Since net voyage revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under "Results of Operations" below.

SIGNIFICANT EVENTS DURING FISCAL YEAR 2004

Initial Public Offering

        On January 14, 2004, we completed our initial public offering of 3,625,000 common units at a price of $23.50 per unit. On January 21, 2004, we sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option. Total gross proceeds from these sales were $97.9 million, before offering costs and underwriting fees of $11.8 million. In January 2004 and in connection with our initial public offering, we redeemed the 665,000 common units held by K-Sea LLC at a cost of $14.6 million. After the initial public offering and related redemption, 4,165,000 common units and 4,165,000 subordinated units were outstanding. The proceeds retained by us relating to the sale of the common units totaled $83.3 million, which were used to repay $73.9 million in K-Sea LLC's outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5.9 million in underwriting fees and $3.4 million in professional fees and other offering expenses.

Vessel Acquisition and Construction

        On January 29, 2004, we acquired a 140,000-barrel capacity double-hull tank barge and an 8,000 horsepower tugboat, both built in 2000. The purchase price of $34.1 million was financed using available cash and $25.0 million in borrowings under a new term loan. We also signed a new multi-year contract with the sellers to transport petroleum products in the northeastern United States.

        During fiscal 2004, we also completed the rebuilding of the DBL 105 for petroleum transportation. This vessel, along with a tugboat, was purchased in fiscal 2003. The double-hulling project for the DBL 155 was also completed, and the vessel redelivered to us in early September 2004. Both of the above vessels began working immediately on long-term contracts with customers. Capital expenditures for these vessels, along with certain other tugboat re-powering and coupling projects, totaled $25.8 million during fiscal 2004.

DEFINITIONS

        In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

  •
  Voyage revenue.    Voyage revenue includes revenue from time charters, contracts of affreightment and voyage charters, where we, as vessel operator, pay the vessel operating expenses. Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

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

  •
  Net voyage revenue.    Net voyage revenue is equal to voyage revenue less voyage expenses. As explained above, the amount of voyage expenses we incur for a particular contract depends upon the form of the contract. Therefore, in comparing revenues between reporting periods, we use net voyage revenue to improve the comparability of reported revenues that are generated by the different forms of contracts. Since net voyage revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under "Results of Operations" below.

  •
  Bareboat charter and other revenue.    Bareboat charter and other revenue includes revenue from bareboat charters and from towing and other miscellaneous services.

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

  •
  General and administrative expenses.    General and administrative expenses consist of employment costs of shoreside staff and cost of facilities, as well as legal, audit, insurance and other administrative costs.

  •
  Total tank vessel days.    Total tank vessel days is equal to the number of calendar days in the period multiplied by the total number of tank vessels operating or in drydock during that period.

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

  •
  Average daily rate.    Average daily rate, another key measure of our operating performance, is equal to the net voyage revenue earned by a tank vessel or group of tank vessels during a defined period, divided by the total number of days actually worked by that tank vessel or group of tank vessels during that period. Fluctuations in average daily rates result not only from changes in charter rates charged to our customers, but also from changes in vessel utilization and efficiency, which could result from internal factors, such as newer and more efficient tank vessels, and from external factors such as weather or other delays.

  •
  Coastwise and local trades.    Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the middle Atlantic states to points as far north as Canada and as far south as Cape Hatteras and from points within the Gulf Coast region to other points within that region or to the Northeast. We also have one tank barge that transports agricultural products to international destinations. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

RESULTS OF OPERATIONS

        The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2004	2003	2002
Voyage revenue	$93,899	$83,942	$75,700
Voyage expenses	16,339	14,151	11,395

Net voyage revenue	77,560	69,791	64,305
Bareboat charter and other revenue	1,900	3,753	3,387
Vessel operating expenses	38,809	36,326	32,684
% of net voyage revenue	50.0%	52.0%	50.8%
General and administrative expenses	8,149	7,047	6,384
% of net voyage revenue	10.5%	10.1%	9.9%
Depreciation and amortization	18,643	16,293	14,805
Net loss (gain) on sale of vessels	255	(275)	(422)

Operating income	13,604	14,153	14,241
% of net voyage revenue	17.5%	20.3%	22.1%
Interest expense, net	6,370	8,808	7,519
Net loss (gain) on reduction of debt	3,158	4	(377)
Other (income) expense, net	(253)	29	76

Income before provision (benefit) for income taxes	4,329	5,312	7,023
Provision (benefit) for income taxes	(16,845)	340	549

Net income	$21,174	$4,972	$6,474

Net voyage revenue by trade
Coastwise
Total tank vessel days	6,055	5,390	5,083
Days worked	5,346	4,874	4,434
Scheduled drydocking days	338	158	286
Net utilization	88%	90%	87%
Average daily rate	$10,230	$9,844	$10,400
Total coastwise net voyage revenue	$54,689	$47,982	$46,115
Local
Total tank vessel days	5,032	5,391	5,528
Days worked	4,235	4,471	4,160
Scheduled drydocking days	267	156	296
Net utilization	84%	83%	75%
Average daily rate	$5,400	$4,878	$4,373
Total local net voyage revenue	$22,871	$21,809	$18,190
Tank vessel fleet
Total tank vessel days	11,087	10,781	10,611
Days worked	9,581	9,345	8,594
Scheduled drydocking days	605	314	582
Net utilization	86%	87%	81%
Average daily rate	$8,095	$7,468	$7,482
Total fleet net voyage revenue	$77,560	$69,791	$64,305

Fiscal Year Ended June 30, 2004 Compared to the Fiscal Year Ended June 30, 2003

Net Voyage Revenue

        Voyage revenue was $93.9 million for the fiscal year ended June 30, 2004, an increase of $10.0 million, or 12%, as compared to voyage revenue of $83.9 million for the fiscal year ended June 30, 2003. Voyage expenses were $16.3 million for the fiscal year ended June 30, 2004, an increase of $2.1 million, or 15%, as compared to voyage expenses of $14.2 million for the fiscal year ended June 30, 2003.

        Net voyage revenue was $77.6 million for the fiscal year ended June 30, 2004, an increase of $7.8 million, or 11%, as compared to net voyage revenue of $69.8 million for the fiscal year ended June 30, 2003. Our coastwise trade net voyage revenue increased by approximately $6.7 million. This increase is primarily due to the addition of two new vessels, the DBL 82 and DBL 102, which were delivered in June 2003 and January 2004, respectively, the acquisition of the DBL 140 in January 2004, and the delivery, after modification, of the DBL 105 in May 2004. These vessel additions were partially offset by the phase-out, as required under OPA 90, of the single-hull vessels KTC 115 and KTC 135. Coastwise vessel utilization decreased from 90% in fiscal 2003 to 88% in fiscal 2004 due to an increase in scheduled drydocking days. Coastwise average daily rates increased 4%, to $10,230 from $9,844 in fiscal 2003; these average daily rates benefited from the addition of larger vessels, including the DBL 140 and DBL 105 described above.

        Net voyage revenue in our local trade increased by $1.1 million, or 5%, in fiscal 2004 compared to fiscal 2003. Net utilization in our local trade improved to 84% in fiscal 2004 from 83% in fiscal 2003. Average daily rates in our local trade improved 11% to $5,400 per day for fiscal 2004 from $4,878 per day for the prior year, reflecting higher rates for short-term work with a customer in the northeastern United States, and by higher bunkering rates.

Bareboat Charter and Other Revenue

        Bareboat charter and other revenue was $1.9 million in fiscal 2004, a decrease of $1.9 million, or 50%, as compared to $3.8 million in fiscal 2003. Fiscal 2003 included $1.2 million in revenue recorded from chartering out a chartered-in barge. Also, two vessels were returned from bareboat charter in fiscal 2004 for operation by us, reducing bareboat charter revenue by $0.6 million compared to fiscal 2003.

Vessel Operating Expenses

        Vessel operating expenses were $38.8 million for the fiscal year ended June 30, 2004, an increase of $2.5 million, or 7%, as compared to vessel operating expenses of $36.3 million for fiscal 2003. Vessel operating expenses as a percentage of net voyage revenue decreased to 50.0% for fiscal 2004 from 52.0% for fiscal 2003. Vessel labor and related costs increased $2.2 million as a result of a scheduled contractual wage increase for our unionized employees and a higher average number of vessel employees due to the operation of two additional tugboats, which were purchased in May 2003 and January 2004. Operation of these additional tugboats also resulted in increased insurance, routine maintenance and other operating costs. Fiscal 2003 costs were increased by $0.9 million in charter costs in connection with the bareboat charter revenue discussed above.

Depreciation and Amortization

        Depreciation and amortization was $18.6 million for the fiscal year ended June 30, 2004, an increase of $2.3 million, or 14%, as compared to $16.3 million recorded in fiscal 2003. New vessel additions, net of retirements, added $2.0 million in depreciation, while amortization of drydocking expenditures increased $0.3 million. Drydocking expenditures are amortized over 36 months.

General and Administrative Expenses

        General and administrative expenses were $8.1 million for fiscal 2004, an increase of $1.1 million, or 16%, as compared to general and administrative expenses of $7.0 million for fiscal 2003. This increase resulted primarily from additional professional fees, insurance and other costs of $0.6 million incurred in connection with being a public company which were not incurred in the prior year. As a percentage of net voyage revenue, general and administrative expenses increased to 10.5% in fiscal 2004 from 10.1% in fiscal 2003.

Interest Expense, Net

        Interest expense, net was $6.4 million in fiscal 2004, a decrease of $2.4 million, or 28%, as compared to $8.8 million in fiscal 2003. This decrease resulted from the significant repayment of debt using the proceeds of our initial public offering in January 2004. Additionally, a portion of both the pre- and post-IPO debt expense resulted from debt bearing interest at a floating rate tied to 30-day LIBOR, which averaged 1.1% for fiscal 2004 compared to 1.5% for fiscal 2003.

Loss on Reduction of Debt

        In connection with the initial public offering, $73.9 million in predecessor company debt was repaid. Included in this amount was $6.1 million in prepayment and make-whole amounts, of which $3.3 million had previously been accrued by our predecessor as supplemental interest that would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2.8 million. In addition, $0.2 million in deferred financing costs related to the debt was also written off. In the fourth quarter of fiscal 2004, an additional $0.2 million was paid as a final adjustment to the make-whole payment.

Provision (Benefit) For Income Taxes

        For fiscal 2004, our effective tax rate was 16.5%, exclusive of the benefit discussed in the following paragraph, as compared to 6.4% in fiscal 2003. The periods prior to our initial public offering on January 14, 2004 relate to our predecessor. Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating partnership's corporate subsidiary.

        Certain net assets contributed to us were transferred by our predecessor's C Corporation subsidiaries. These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences. Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of our predecessor's C Corporation subsidiaries. The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17.6 million in fiscal 2004.

Net Income

        Net income was $21.2 million for fiscal 2004, an increase of $16.2 million compared to $5.0 million in fiscal 2003. This increase resulted from the $17.6 million deferred tax benefit discussed in the preceding paragraph, the increased net voyage revenue of $7.8 million, and the decrease in interest expense, net of $2.4 million, offset by the $3.2 million loss on reduction of debt, increased operating expenses of $2.5 million, increased depreciation and amortization of $2.3 million, increased general and administrative expenses of $1.1 million, and the decrease in bareboat charter and other revenue of $1.9 million.

Fiscal Year Ended June 30, 2003 Compared to the Fiscal Year Ended June 30, 2002

Net Voyage Revenue

        Voyage revenue was $83.9 million for the fiscal year ended June 30, 2003, an increase of $8.2 million, or 11%, as compared to voyage revenue of $75.7 million for the fiscal year ended June 30, 2002. Voyage expenses were $14.2 million for the fiscal year ended June 30, 2003, an increase of $2.8 million, or 25%, as compared to voyage expenses of $11.4 million for the fiscal year ended June 30, 2002.

        Net voyage revenue was $69.8 million for the fiscal year ended June 30, 2003, an increase of $5.5 million, or 9%, as compared to net voyage revenue of $64.3 million for the fiscal year ended June 30, 2002. In our coastwise trade, which contributed $1.9 million of this increase, net utilization improved to 90% for the fiscal year ended June 30, 2003, as compared to 87% for the fiscal year ended June 30, 2002. The improved utilization resulted primarily from a decrease in scheduled drydocking days compared to fiscal 2002. In addition, more normal winter conditions in fiscal 2003, compared to the record warm winter in fiscal 2002, increased demand for our services. Coastwise net voyage revenue increased by approximately $2.7 million from the operation of two new vessels, net of the loss of revenue from the phase-out of the KTC 115 in December 2002. An additional $0.5 million in coastwise net voyage revenue resulted from a full period of operations of a tank vessel that had been acquired in September 2001. Average daily rates in our coastwise trade decreased 6% in fiscal 2003, to $9,844, from $10,400 in fiscal 2002, due to the start-up period for a new tank barge as it entered our fleet and lower rates for one of our large tank vessels that came off of a long-term charter.

        Net voyage revenue in our local trade for fiscal 2003 increased by $3.6 million, or 20%. Net utilization in our local trade improved to 83% in fiscal 2003 from 75% in fiscal 2002. This improved utilization resulted in part from fewer scheduled drydocking days in the fiscal 2003 than in the prior year. Average daily rates in our local trade improved 12% to $4,878 per day for fiscal 2003 from $4,373 per day for the prior year. Stronger demand for home heating oil resulting from the more normal winter and an increase in jet fuel movements associated in part with hostilities in the Middle East also contributed to these improvements.

Bareboat Charter and Other Revenue

        Bareboat charter and other revenue was $3.8 million in fiscal 2003, an increase of $0.4 million, or 12%, as compared to $3.4 million in fiscal 2002. The revenue for the fiscal year ended June 30, 2003 increased by $1.0 million due to revenue generated from chartering out a chartered-in barge, as well as an increase of $0.5 million in tug and other revenue; this was offset by a reduction in bareboat charter revenue of $1.2 million due primarily to the sale of a tank vessel which had been chartered out during the fiscal year ended June 30, 2002.

Vessel Operating Expenses

        Vessel operating expenses were $36.3 million for the fiscal year ended June 30, 2003, an increase of $3.6 million, or 11%, as compared to vessel operating expenses of $32.7 million for fiscal 2002. Vessel operating expenses as a percentage of net voyage revenue increased from 50.8% for fiscal 2002 to 52.0% for fiscal 2003. Vessel labor and related costs increased $0.3 million as a result of a scheduled contractual wage increase for our unionized employees, and a higher average number of vessel employees due to the operation of a new tank vessel, the DBL 101, prior to the phase-out of the KTC 115. Additionally, outside towing expense increased by $2.1 million in fiscal 2003 due to a greater number of our tugboats in drydock and the need for an additional tug for the new barge. Vessel operating expenses increased by $0.9 million in fiscal 2003 as a result of increases in insurance premiums, deductibles paid and retained claims.

Depreciation and Amortization

        Depreciation and amortization was $16.3 million for the fiscal year ended June 30, 2003, an increase of $1.5 million, or 10%, as compared to depreciation and amortization of $14.8 million for the fiscal year ended June 30, 2002. Of this increase, $1.7 million resulted from amortization of drydocking expenditures incurred after June 30, 2002.

General and Administrative Expenses

        General and administrative expenses were $7.0 million for fiscal 2003, an increase of $0.6 million, or 9%, as compared to general and administrative expenses of $6.4 million for fiscal 2002. The overall increase was due primarily to increased compensation for our shoreside staff and for additional employees in our information technology department to implement a planned technology upgrade. As a percentage of net voyage revenue, general and administrative expenses increased to 10.1% for fiscal 2003 from 9.9% for fiscal 2002.

Interest Expense, Net

        Net interest expense was $8.8 million in fiscal 2003, an increase of $1.3 million, or 17%, as compared to net interest expense of $7.5 million in fiscal 2002. This increase resulted primarily from an increase of $2.4 million of interest on our Title XI bonds, which were issued in June 2002. This was offset by decreased interest expense on our term loans resulting from lower average balances due to principal repayments made during fiscal 2003. Additionally, a portion of this debt bears interest at a floating rate tied to 30-day LIBOR. This floating rate averaged 5.1% for fiscal 2003 compared to 5.9% for fiscal 2002.

Provision (Benefit) For Income Taxes

        Our effective tax rate in fiscal 2003 was 6.4%, as compared to 7.8% in fiscal 2002. This decrease resulted primarily resulted from a decrease in the estimated percentage of our consolidated pretax income attributable to our corporate subsidiaries. As a limited liability company, our predecessor, K-Sea LLC, was treated as a partnership for income tax purposes.

Net Income

        Net income was $5.0 million for fiscal 2003, a decrease of $1.5 million, or 23%, as compared to net income of $6.5 million for fiscal 2002. This reduction resulted primarily from a $1.5 million increase in depreciation and amortization, a $3.6 million increase in vessel operating expenses, a $0.6 million increase in general and administrative expenses and a $1.3 million increase in net interest expense, partially offset by a $5.5 million increase in net voyage revenue.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Cash Flows.    Net cash provided by operating activities was $17.8 million in fiscal 2004, $13.2 million in fiscal 2003 and $16.4 million in fiscal 2002. The increase of $4.6 million in fiscal 2004, compared to fiscal 2003, resulted primarily from increased net voyage revenue, partially offset by increases in vessel operating and general and administrative expenses. The improved revenue in fiscal 2004 also resulted in an increase in accounts receivable, which provided an offsetting reduction in cash provided by operating activities. The decrease of $3.2 million in fiscal 2003, compared to fiscal 2002, resulted primarily from fluctuations in working capital balances. Accounts receivable increased as of June 30, 2003, compared to June 30, 2002, due to revenue increases.

        Investing Cash Flows.    Net cash used in investing activities totaled $59.2 million in fiscal 2004, $0.2 million in fiscal 2003 and $52.3 million in fiscal 2002. The primary elements of these activities were vessel acquisitions, construction of new vessels and retrofitting of existing ones, and the investment and drawdown of Title XI escrow funds. We spent $34.1 million, $3.5 million and $6.0 million on vessel acquisitions in fiscal 2004, 2003 and 2002, respectively. Construction expenditures for our tank vessel newbuilding program and rebuilding projects totaled $26.5 million in fiscal 2004, $18.7 million in fiscal 2003 and $13.0 million in fiscal 2002. Other capital expenditures of $9.5 million in fiscal 2004, $5.2 million in fiscal 2003 and $0.9 million in fiscal 2002 related primarily to re-powering of, and installation of coupling systems on, certain tugboats. Capital expenditures made in the normal course of business are generally financed by cash from operations and, where necessary, borrowings under our revolving credit agreement.

        In fiscal 2002, we invested the net proceeds of $39.1 million from our Title XI borrowings in short-term U.S. government obligations. These proceeds were held in escrow and then drawn down by us upon delivery of the four tank barges being financed and used to repay construction period borrowings made under our revolving credit agreement. We made $10.7 million and $26.8 million of such drawdowns from our Title XI escrow account in fiscal 2004 and fiscal 2003, respectively. The fourth and final tank vessel in this newbuilding program was delivered in January 2004. The final $1.5 million of escrow funds were left on deposit and are available to the Maritime Administration of the U.S. Department of Administration ("MARAD") in connection with the restructuring of our financial agreement for the Title XI bonds at the time of our initial public offering. For more information, please read "—Title XI Borrowings" below.

        Additionally, in fiscal 2002, we sold four tank vessels for proceeds of $6.8 million.

        Financing Cash Flows.    Net cash provided by financing activities was $41.7 million in fiscal 2004, compared to $13.0 million of net cash used in financing activities in fiscal 2003 and $34.7 million of net cash provided by financing activities in fiscal 2002. During fiscal 2004, we completed our initial public offering and used the gross proceeds thereof to pay down term loans and credit line borrowings, including prepayment costs, that had been contributed to us by our predecessor, to pay underwriting fees, professional fees and other offering expenses, and to redeem the 665,000 common units received by our predecessor in connection with the transfer of net assets to us concurrent with the initial public offering. Also in fiscal 2004, we entered into $36.0 million of new term loans to finance the purchase of the DBL 140/Lincoln Sea and the DBL 105 rebuilding project. Finally, we paid $3.7 million in distributions to partners.

        In fiscal 2003, we repaid $9.8 million of term loans and $2.0 million of credit line borrowings and paid $1.5 million in financing costs, primarily attributable to our initial public offering. In fiscal 2002, we received proceeds from the issuance of Title XI bonds of $39.1 million, repaid term loans of $15.1 million, increased our credit line borrowings by $10.5 million and issued long-term debt of $4.0 million.

        Oil Pollution Act of 1990.    Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through 2014, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. We presently own and operate two single-hull vessels, the KTC 90 and KTC 96, which are scheduled for phase-out on December 31, 2004. We have retrofitted a third single-hull vessel, renamed the DBL 155, to a double-hull vessel which was redelivered to us in early September 2004. To replace the operating capacity of the two vessels phasing out on December 31, 2004, and two other vessels which phased out in December 2002 and April 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years. The aggregate cost of these four vessels, which have all been delivered, was approximately $46.2 million, including financing and other costs and certain special equipment. Delivery of the first tank barge occurred in July 2002, the second in February 2003, the third in June 2003, and the fourth in January 2004. These new tank barges were coupled with tugboats we own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability. We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described below under "—Title XI Borrowings". After phase-out of the two single-hull tank barges on December 31, 2004, approximately 74% of the barrel-carrying capacity of our tank vessel fleet will be double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until the end of 2014.

        Ongoing Capital Expenditures.    Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $8.8 million per year to drydock and maintain our tank vessels' operating capacity. We expect such expenditures to approximate $7.5 million in fiscal 2005. In addition, we anticipate that we will spend $0.5 million annually for other, general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 3 to the table in "Selected Financial Data" in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2004	2003	2002
Maintenance capital expenditures	$7,957	$8,389	$7,405
Expansion capital expenditures (including vessel acquisitions)	52,747	7,814	6,682

Total capital expenditures	$60,704	$16,203	$14,087

Construction of tank vessels	$16,512	$18,703	$12,994

        We incurred approximately $5.7 million during the first quarter of fiscal 2005 to complete the retrofitting of the DBL 155 to a double-hull tank vessel. The vessel was redelivered to us in early September 2004. The total cost was partially financed using the proceeds of a new $9.1 million term loan as discussed under "—Other Term Loans" below. We also signed an agreement with a shipyard in early September 2004 to construct a new 100,000 barrel tank barge which we expect to be delivered during the summer of 2005. The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13.0 to14.0 million. This newbuilding will be financed using our existing credit lines.

        Additionally, we intend to retire or retrofit 16 single-hull tank vessels, which will represent approximately 26% of our barrel-carrying capacity as of January 1, 2005 after the phase-out of two single-hull tank vessels. We estimate that the current cost to replace the 26% of our operating capacity represented by those tank vessels with newbuildings would range from $43.0 million to $50.0 million. This capacity can also be replaced over the next 10 years by acquiring existing double-hull tank vessels as opportunities arise or by retrofitting our existing vessels. We are currently evaluating the most cost-effective means to replace this capacity.

        Liquidity Needs.    Our primary short-term liquidity needs are to fund general working capital requirements and drydocking expenditures while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit agreement, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

        We believe that cash flows from operations and borrowings under our credit agreement, described under "—Credit Agreement" below, will be sufficient to meet our short-term liquidity needs for the foreseeable future.

        Title XI Borrowings.    To provide permanent financing for the four tank vessels built under our recently completed newbuilding program, we applied for and received from the Maritime Administration of the U.S. Department of Transportation, or MARAD, a guarantee of obligations for mortgage financing pursuant to Title XI of the Merchant Marine Act of 1936. Under this program, the long-term financing for these four new tank vessels is guaranteed by the full faith and credit of the United States of America, which is collateralized by the tank vessels being constructed and certain other agreements. The guarantee amount of $40.4 million is equal to 87.5% of the MARAD-approved cost of construction of the four tank vessels, which includes qualifying financing costs. We refer to our obligations relating to this financing as our "Title XI borrowings".

        On June 7, 2002, we privately placed $40.4 million of bonds ("Title XI bonds"), which were guaranteed by MARAD. The proceeds of $39.1 million, net of certain closing fees, were deposited in an escrow account with the U.S. Department of the Treasury and were invested in U.S. government obligations. The bonds were issued in four series and bear interest at a weighted average fixed rate of 6.2% per year. Each series is repayable over 25 years beginning six months after the delivery date of the related tank vessel.

        On July 26, 2002, February 5, 2003, June 27, 2003 and January 16, 2004, the delivery dates of the four vessels, we drew down the portion of the escrow account relating to the particular vessel. Principal repayment of these bonds, excluding interest, totaled $0.2 million in fiscal 2003, $1.2 million in fiscal 2004 and will increase to $1.6 million annually until the debt is repaid.

        In connection with our initial public offering, the agreements with MARAD governing the Title XI borrowing guarantees were restructured. The Title XI bonds continue to be secured by a first priority security interest, subject to permitted liens, on the four Title XI vessels. In addition, throughout the term of the Title XI bonds, we will cause additional funds in the aggregate sum of $8.0 million to be made available to the U.S. Secretary of Transportation (the "Secretary") in the form of one or more letters of credit and/or additional cash deposits ($1.5 million minimum cash deposit) to the escrow account that we will continue to maintain pursuant to the terms of the Title XI agreements. We are obligated under the financial agreement with MARAD to escrow on a monthly basis one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments. We have also granted MARAD first priority security interests in additional vessels having an orderly liquidation value of approximately $10.0 million.

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

        In addition, unless (a) we maintain a consolidated fixed charge coverage ratio (as defined in the financial agreements) of at least 3.0 to 1.0, (b) after giving effect to a transaction or transactions, our consolidated net worth exceeds our consolidated long-term debt, and (c) after giving effect to a transaction or transactions, our consolidated net worth is at least initially $90.0 million (or in any fiscal year after our 2004 fiscal year, is at least 90% of our consolidated net worth as of the last day of the immediately preceding fiscal year but shall not be lower than $90.0 million), we will not be allowed, without the Secretary's written consent, to:

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

        Credit Agreement.    In connection with the closing of our initial public offering, we entered into a three-year $47.0 million credit agreement with KeyBank N.A. ("KeyBank") and The CIT Group/Equipment Financing, Inc. The credit agreement comprises a $10.0 million senior secured revolving working capital facility, a $30.0 million senior secured revolving acquisition facility, and a $7.0 million senior secured standby letter of credit facility.

        The working capital facility is used for any purpose in the ordinary course of business, including ongoing working capital needs, documentary letters of credit, and distributions. Amounts borrowed and repaid under the working capital facility may be re-borrowed. We are required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year. As of June 30, 2004, no borrowings were outstanding under the working capital facility.

        The acquisition facility is used to finance acquisitions, including the acquisition of additional vessels. Interest under the acquisition facility is payable monthly for 18 months after each borrowing. After the expiration of the 18 months, or upon the earlier expiration of the new credit agreement, we must either repay the entire outstanding principal amount or exercise an option to refinance the then outstanding borrowings over 60 months based on a 10-year amortization schedule, with a balloon payment for any unpaid amount due at the end of such term. We cannot exercise this option if there is an event of default existing under any facility. As of June 30, 2004, there were $4.4 million in borrowings outstanding under the acquisition facility.

        We have utilized $6.5 million of the standby letter of credit facility in connection with the additional security granted to MARAD pursuant to the restructuring of the financial agreements governing our Title XI borrowings. For more information, please read "—Title XI Borrowings" above.

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

        Indebtedness under the facilities bears interest at a rate equal to the greater of KeyBank's prime rate or the federal funds effective rate plus 0.5%, or LIBOR plus 2.50%. We incur quarterly commitment fees based on the unused amount of the credit facilities.

        We are required to use 100% of the net proceeds of certain vessel sales outside the ordinary course of business exceeding specified levels and 100% of the net proceeds from certain insurance, litigation awards or other material recovery events to repay borrowings under the credit agreement, subject to permitted reinvestments and replacements.

        Under the terms of the credit agreement, we will be prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration. Events of default include, among others:

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

  •
  a change of control (as defined in the credit agreement); and

  •
  a material adverse effect (as defined in the credit agreement) occurs relating to us or our business.

        The credit agreement also requires us to adhere to certain financial covenants and limits the ability of our operating partnership and certain of its subsidiaries to, among other things:

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

        Other Term Loans.    To finance the acquisition of the 140,000-barrel capacity double-hull tank barge and the 8,000 horsepower tugboat described above in "Significant Events During Fiscal Year 2004—Vessel Acquisition and Construction", we entered into a seven-year, $25.0 million term loan. Our obligations under this agreement are secured by a first priority security interest in the two vessels. We have assigned to the lender all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. The loan is repayable in monthly installments of $139,155, plus interest at an annual rate of 30-day LIBOR plus 2.95%, with a balloon payment of the remaining principal balance at maturity in 2011.

        To finance the rebuilding of the DBL 105 and the retrofitting of the DBL 155, we entered into an agreement with a financial institution in May 2004 to provide $20.0 million of term loans to permanently finance these vessels upon completion of the respective projects. Upon delivery of the DBL 105 in May 2004, we borrowed $10.9 million under this agreement, which is collateralized by the tank barge and a tugboat. We have assigned to the lender all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. The loan is repayable in monthly installments of $64,876, plus interest at an annual rate of 30-day LIBOR plus 2.40%, with a balloon payment of the remaining principal balance at maturity in 2011. A similar term loan of $9.1 million was entered into upon redelivery of the DBL 155 in early September 2004.

        Under the terms of these term loan agreements, we are prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration. Events of default under these agreements are substantially identical to those under the credit agreement described above under "—Credit Agreement".

        The term loans also require us to adhere to certain financial covenants and limit the ability of our operating partnership and certain of its subsidiaries to, among other things:

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

        Contractual Obligations and Contingencies.    Our contractual obligations at June 30, 2004 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$78,817	$4,066	$12,532	$8,132	$54,087
Operating lease obligations	1,933	400	800	733	—
Purchase obligations(1)	5,060	5,060	—	—	—

	$85,810	$9,526	$13,332	$8,865	$54,087

(1)
Capital expenditures relating to shipyard payments for the DBL 155 double-hulling project. We also signed an agreement with a shipyard in early September 2004 to construct a new 100,000-barrel tank barge, which is not reflected in this table. Please read "—Ongoing Capital Expenditures" above for additional information.

        The executive officers of K-Sea General Partner GP LLC have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. Each of the employment agreements has an initial term of one year that will be automatically extended for successive one-year terms unless either party gives 30 days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for an aggregate base annual salary of $685,000. In addition, each employee will be eligible to receive an annual bonus award based upon our consolidated financial performance. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

        We are a party to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters. All of these personal injury, collision and casualty claims against us are fully covered by insurance, subject to deductibles ranging from $10,000 to $100,000 in amount. We accrue on a current basis for estimated deductibles we expect to pay.

        EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as a co-defendant in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that were contributed to us in connection with our initial public offering. EW Transportation LLC and its predecessors were dismissed from 37 of these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000, have settled another case for $1,000 which is pending dismissal, and are in the process of settling the other case. We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

Inflation

        During the last three years, inflation has had a relatively minor effect on our financial results. Our contracts generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed through to our customers.

Related Party Transactions

        We lease our office and pier facilities from, and charter certain vessels to, affiliates of an employee. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 7 to the consolidated financial statements included in Item 8 of this report.

        K-Sea Investors L.P. and its controlled affiliates have agreed to indemnify us for claims associated with certain retained liabilities. For more information regarding the indemnification obligations and other related party transactions, please read "Certain Relationships and Related Transactions" in Item 13 of this report.

Seasonality

        We operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. The summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products, particularly in the East Coast and Gulf Coast regions, could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability.

CRITICAL ACCOUNTING POLICIES

        The accounting treatment of a particular transaction is dictated by GAAP and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that, of our significant accounting policies discussed in note 3 to our consolidated financial statements, the following may involve a higher degree of judgment.

Revenue Recognition

        We earn revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. Although contracts of affreightment and certain contracts for voyage charters may be effective for a period in excess of one year, revenue is recognized over the transit time of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred. Estimated losses on contracts of affreightment and charters are accrued when such losses become evident.

Depreciation

        Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—five to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, these useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. Also included in vessels are drydocking expenditures that are capitalized and amortized over three years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel's carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value by appraisal. Our assumptions and estimates would include, but not be limited to, the estimated fair market value of the assets and their estimated future cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

Deferred Income Taxes

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect in the jurisdictions where we operate for the years in which the differences are expected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized.

RISK FACTORS

        In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating K-Sea Transportation Partners L.P:

We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

        We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the level of consumption of refined petroleum products in the markets in which we operate;

  •
  the prices we obtain for our services;

  •
  the level of our operating costs, including payments to our general partner; and

  •
  prevailing economic conditions.

        Additionally, the actual amount of cash we have available for distribution depends on other factors such as:

  •
  the level of capital expenditures we make, including for acquisitions, retrofitting of vessels and compliance with new regulations;

  •
  the restrictions contained in our debt instruments and our debt service requirements;

  •
  fluctuations in our working capital needs;

  •
  our ability to make working capital borrowings; and

  •
  the amount, if any, of reserves, including reserves for future capital expenditures and other matters, established by our general partner in its discretion.

        The amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from operations and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

        We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels built and registered in the United States and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our common units and other partnership interests. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. For information about the Jones Act and other maritime laws, please read "Regulation—Coastwise Laws" in Items 1 and 2 of this report.

        During the past several years, interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S.-flag vessels under the Jones Act and cargo preference laws. We believe that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S.-flag vessels. If these efforts are successful, it could result in increased competition, which could reduce our revenues and cash available for distribution.

We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution.

        We must make substantial capital expenditures, including drydocking expenses and the replacement or retrofitting of our single-hull vessels under OPA 90, to maintain the operating capacity of our fleet. We currently expect to spend approximately $9.3 million per year on drydocking and other expenditures to maintain the operating capacity of our fleet.

        Prior to January 1, 2015, we intend to retire or retrofit 16 single-hull vessels, which will represent approximately 26% of our barrel-carrying capacity after giving effect to the phase-out of two single-hull tank barges on December 31, 2004. We estimate that the current cost to replace the 26% of our operating capacity of those tank vessels with newbuildings and retrofits ranges from $43.0 million to $50.0 million. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors.

In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

        Our partnership agreement requires us to deduct estimated maintenance capital expenditures from operating surplus each quarter, as opposed to actual maintenance capital expenditures, in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as drydocking. Because of the substantial capital expenditures we intend to make by January 1, 2015, our annual estimated maintenance capital expenditures for purposes of calculating operating surplus also includes $1.0 million to reduce the fluctuation in operating surplus that would otherwise be caused by the required expenditures. The amount of estimated maintenance capital expenditures we deduct from operating surplus is subject to review and change by the board of directors of K-Sea General Partner GP LLC, with the concurrence of the conflicts committee of such board. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, as we expect will be the case in some years until we actually make expenditures for the OPA 90 replacements and retrofitting, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus.

Capital expenditures and other costs necessary to operate and maintain a vessel vary depending on the age of the vessel and changes in governmental regulations, safety or other equipment standards.

        Capital expenditures and other costs necessary to operate and maintain a vessel increase with the age of the vessel. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional expenditures. For example, we may be required to make significant expenditures for alterations or the addition of new equipment to satisfy requirements of the U.S. Coast Guard and the American Bureau of Shipping. In addition, we may be required to take our vessels out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment. In the future, market conditions may not justify these expenditures or enable us to operate our older vessels profitably during the remainder of their economic lives.

        In order to fund these capital expenditures, we will either incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business and on our ability to make distributions to unitholders.

A decline in demand for, and level of consumption of, refined petroleum products, particularly in the East Coast and Gulf Coast regions, could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability.

        The demand for tank vessel capacity is influenced by the demand for refined petroleum products and other factors including:

  •
  global and regional economic and political conditions;

  •
  developments in international trade;

  •
  changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

  •
  environmental concerns; and

  •
  competition from alternative sources of energy, such as natural gas, and alternate transportation methods.

Any of these factors could adversely affect the demand for tank vessel capacity and charter rates. Any decrease in demand for tank vessel capacity or decrease in charter rates could adversely affect our business, financial condition and results of operations.

        In addition, we operate our tank vessels in the East Coast and Gulf Coast regions, markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of black oil products and certain clean oil products, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably mild winters, such as the winter of 2001, result in significantly lower demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. In addition, unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling. Seasonality could materially affect our business, financial condition and results of operations in the future.

Marine transportation is an inherently risky business.

        Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

  •
  marine disasters;

  •
  bad weather;

  •
  mechanical failures;

  •
  grounding, fire, explosions and collisions;

  •
  human error; and

  •
  war and terrorism.

All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of our vessels were involved in an accident, with the potential risk of environmental contamination, the resulting media coverage could have a material adverse effect on our business, financial condition and results of operations. Please read "Legal Proceedings" in Item 3 of this report.

Our insurance may not be adequate to cover our losses.

        We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. For example, a catastrophic oil spill or other disaster could exceed our insurance coverage. In addition, EW Transportation LLC and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material.

        We may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past, stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. In addition, our insurance may be voidable by the insurers as a result of certain actions of ours.

We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

        Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer's needs and other factors, many of which are beyond our control. Two customers accounted for 28% and 14%, respectively, of our consolidated revenues for fiscal 2004. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.

Because we obtain some of our insurance through protection and indemnity associations, we also may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations.

        We may be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive insurance coverage for tort liability, including pollution-related liability. Our payment of these calls could result in significant expenses to us, which could reduce our profits or cause losses. Moreover, the protection and indemnity clubs and other insurance providers reserve the right to make changes in insurance coverage with little or no advance notice.

We may not be able to renew time charters, consecutive voyage charters, contracts of affreightment and bareboat charters when they expire.

        We received approximately 74% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2004. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, our profitability may be adversely affected.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

        During fiscal 2004, we derived approximately 26% of our revenue from single voyage charters. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

Our purchase of existing vessels carries risks associated with the quality of those vessels.

        Our fleet renewal and expansion strategy includes the acquisition of existing vessels as well as the ordering of newbuildings. Unlike newbuildings, existing vessels typically do not carry warranties with respect to their condition. While we generally inspect any existing vessel prior to purchase, such an inspection would normally not provide us with as much knowledge of its condition as we would possess if the vessel had been built for us and operated by us during its life. Repairs and maintenance costs for existing vessels are difficult to predict and may be more substantial than for vessels we have operated since they were built. These costs could decrease our profits and reduce our liquidity.

We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

        Increasingly stringent federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, and to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

        Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

Terrorist attacks have resulted in increased costs and have disrupted our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations.

        After the terrorist attacks of September 11, 2001, New York Harbor was shut down temporarily, resulting in the suspension of our local operations in the New York City area for four days and the loss of revenue related to these operations. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

        Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

We depend upon unionized labor for the provision of our services. Any work stoppages or labor disturbances could disrupt our business.

        All of our seagoing personnel other than tug and tanker captains, or approximately 76% of our workforce, are employed under a contract with a division of the International Longshoreman's Association that expires on June 30, 2008. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

Increased competition in the domestic tank vessel industry could result in reduced profitability and loss of market share for us.

        Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense. The most important factors determining whether a contract will be awarded include:

  •
  availability and capability of the vessels;

  •
  ability to meet the customer's schedule;

  •
  price;

  •
  safety record;

  •
  reputation; and

  •
  experience.

        Some of our competitors may have greater financial resources and larger operating staffs than we do. As a result, they may be able to make vessels available more quickly and efficiently, transition to double-hull barges from single-hull barges more rapidly, and withstand the effects of declines in charter rates for a longer period of time. They may also be better able to weather a downturn in the oil and gas industry. As a result, we could lose customers and market share to these competitors.

        We also face competition from refined petroleum product pipelines. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by tank vessel. The construction of new pipeline segments to carry petroleum products into our markets, including pipeline segments that connect with existing pipeline systems, and the conversion of existing non-refined petroleum product pipelines, could adversely affect our ability to compete in particular locations.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

        Some of our employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers' compensation statutes, we may have greater exposure for claims made by these employees.

We may not be able to grow or effectively manage our growth.

        A principal focus of our strategy is to continue to grow by expanding our business in the East Coast and Gulf Coast regions and, possibly, to expand into other geographic markets. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

  •
  identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

  •
  identify vessels for acquisition;

  •
  consummate acquisitions or joint ventures;

  •
  integrate any acquired businesses or vessels successfully with our existing operations;

  •
  hire, train and retain qualified personnel to manage and operate our growing business and fleet;

  •
  identify new markets outside of the East Coast and Gulf Coast regions;

  •
  improve our operating and financial systems and controls; and

  •
  obtain required financing for our existing and new operations.

        A deficiency in any of these factors would adversely affect our ability to achieve anticipated levels of cash flows or realize other anticipated benefits. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

We depend on key personnel for the success of our business.

        We depend on the services of our senior management team and other key personnel. In particular, our success depends on the continued efforts of Mr. Timothy J. Casey, the President and Chief Executive Officer of K-Sea General Partner GP LLC, and other key employees. The loss of the services of any key employee could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available.

Due to our lack of asset diversification, adverse developments in our marine transportation business would reduce our ability to make distributions to our unitholders.

        We rely exclusively on the revenues generated from our marine transportation business. Due to our lack of asset diversification, an adverse development in this business would have a significantly greater impact on our business, financial condition and results of operations than if we maintained more diverse assets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our Title XI bonds bear interest at fixed interest rates ranging from 6.17% to 6.26%. Our revolving credit agreement and our outstanding term loans bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate. Based on an aggregate $39.8 million of floating rate debt outstanding as of June 30, 2004, the impact of a 1% increase in interest rates would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $0.4 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth on pages F-1 to F-21 of this report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        K-Sea General Partner GP LLC, as the general partner of K-Sea General Partner L.P., our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of K-Sea General Partner GP LLC or directly or indirectly participate in our management or operation.

        Because we are a limited partnership, the listing standards of the New York Stock Exchange do not require K-Sea General Partner GP LLC to have a majority of independent directors or a nominating/corporate governance or compensation committee.

        Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September 27, 2004. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	58	Chairman of the Board
Timothy J. Casey	44	President, Chief Executive Officer and Director
Anthony S. Abbate	64	Director
Barry J. Alperin	64	Director
Brian P. Friedman	48	Director
Frank Salerno	45	Director
John J. Nicola	50	Chief Financial Officer
Thomas M. Sullivan	45	Vice President, Operations
Richard P. Falcinelli	44	Vice President, Administration and Secretary

        James J. Dowling has served as our Chairman of the Board since July 2003, has served as Chairman of the Board of EW Transportation LLC (formerly K-Sea Transportation LLC) since January 2002 and has served as a director of EW Transportation LLC since its formation in April 1999. Mr. Dowling has been a Senior Advisor of Jefferies Capital Partners, a private investment firm, since January 2002. Jefferies Capital Partners is the manager of Furman Selz Investors II L.P. and its affiliated entities.

        Timothy J. Casey has served as our President, Chief Executive Officer and Director since July 2003. Mr. Casey has served as President, Chief Executive Officer and Director of EW Transportation LLC since April 1999. Mr. Casey is also a board member for American Waterways Operators and The Seamen's Church Institute.

        Anthony S. Abbate has served as a Director since February 2004. Mr. Abbate is President and Chief Executive Officer of Interchange Financial Services Corporation, a bank holding company, and has held that position since 1981.

        Barry J. Alperin has served as a Director since February 2004. Mr. Alperin is a business consultant who retired from Hasbro Inc. in 1996 after 11 years in various senior executive positions, including Vice Chairman and Director. Mr. Alperin is currently on the board of Henry Schein, Inc., K'NEX Industries, Inc. and The Hain Celestial Group Inc.

        Brian P. Friedman has served as a director since July 2003. Mr. Friedman has been the managing member of Jefferies Capital Partners, a private investment firm, and affiliated entities since 1997. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc. Mr. Friedman serves as a director of Telex Communications, Inc., a manufacturer of audio and wireless communications equipment, and various private companies in which Jefferies Capital Partners or its affiliates have an interest.

        Frank Salerno has served as a Director since February 2004. From mid-1999 until his retirement in February 2004, Mr. Salerno was Managing Director and Chief Operating Officer of Merrill Lynch Investment Advisors—Americas Institutional Division, an investment advisory company.

        John J. Nicola has served as our Chief Financial Officer since July 2003, and has served as Chief Financial Officer of EW Transportation LLC since July 2000. Mr. Nicola was employed from November 1993 to July 2000 by Maersk Sealand, a container shipping company, in various senior financial management roles, including Chief Financial Officer of Maersk's East Coast and Gulf terminal operating subsidiary. Mr. Nicola is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

        Thomas M. Sullivan has served as our Vice President of Operations since July 2003. Mr. Sullivan served as Vice President of Operations for EW Transportation LLC since April 1999. Mr. Sullivan also served as Vessel Supervisor for EW Transportation LLC's predecessor from March 1995 until April 1999.

        Richard P. Falcinelli has served as our Vice President of Administration and Secretary since July 2003. Mr. Falcinelli has served as Vice President of Administration and Secretary of EW Transportation LLC since April 1999.

Meetings and Committees of the Board of Directors

        K-Sea General Partner GP LLC's board of directors held two meetings between January 14, 2004, the date of our initial public offering, and June 30, 2004. Each director attended both meetings.

Audit Committee

        K-Sea General Partner GP LLC has a standing audit committee comprising Messrs. Abbate, Alperin (Chairman) and Salerno. The board of directors of K-Sea General Partner GP LLC has determined that all members of the audit committee are independent within the meaning of the listing standards of the New York Stock Exchange. In addition, the board of directors has determined that Mr. Abbate is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

        The primary responsibilities of the audit committee are to assist the board of directors of K-Sea General Partner GP LLC in overseeing (1) the integrity of our financial statements, (2) our independent auditor's qualifications, independence, and performance, (3) the effectiveness of our internal controls and procedures and our internal audit function, and (4) our compliance with legal and regulatory requirements. The audit committee has the sole authority to appoint, retain and terminate our independent auditor, which reports directly to the audit committee.

        The audit committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

        K-Sea General Partner GP LLC has a standing compensation committee comprising Messrs Alperin, Dowling and Friedman. The compensation committee, among other tasks, determines and approves the chief executive officer's compensation, makes recommendations to the board with respect to other executive officer compensation, and reviews from time to time the compensation and benefits of non-employee directors.

Director Independence

        The board of directors of K-Sea General Partner GP LLC has determined that Messrs. Abbate, Alperin and Salerno are independent within the meaning of the listing standards for general independence of the New York Stock Exchange. Under the listing standards, the audit committee is required to be composed solely of directors who are independent. The standards for audit committee membership include additional requirements under rules of the SEC.

        The listing standards relating to general independence consist of both a requirement for a board determination that the director has no material relationship with the listed company and a listing of several specific relationships that preclude independence. To assist it in making determinations of independence, the board has adopted categorical standards as permitted under the listing standards. Although the board considers all relevant facts and circumstances in assessing whether a director is independent, relationships falling within the categorical standards are not required to be disclosed or separately discussed in this report in connection with the board's independence determinations. A relationship falls within the categorical standards adopted by the board if it:

  •
  is a type of relationship addressed in

  •
  the rules of the SEC requiring proxy statement disclosure of relationships and transactions or

  •
  the provisions of the New York Stock Exchange Listed Company Manual listing relationships that preclude a determination of independence,

      but under those rules neither requires disclosure nor precludes a determination of independence, or

  •
  consists of charitable contributions by us to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization's gross revenue in any of the last three years.

        None of the independent directors had relationships relevant to an independence determination that were outside the scope of the board's categorical standards.

Code of Business Conduct and Ethics

        The board of directors of K-Sea General Partner GP LLC has adopted a code of business conduct and ethics for all employees, including our principal executive officer and principal financial and accounting officer. If any amendments are made to the code or if K-Sea General Partner GP LLC grants any waiver, including any implicit waiver, from a provision of the code to any of our executive officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Corporate Governance Guidelines

        The board of directors of K-Sea General Partner GP LLC has also adopted corporate governance guidelines in accordance with the rules of the New York Stock Exchange.

Availability of Corporate Governance Documents

        Copies of the board committee charters, code of business conduct and ethics and corporate governance guidelines will be available, without charge, on our website at www.k-sea.com and in print upon written request to the Secretary, K-Sea General Partner GP LLC, 3245 Richmond Terrace, Staten Island, NY 10303.

Executive Sessions of the Board of Directors

        Messrs. Abbate, Alperin, Dowling, Friedman and Salerno, who are non-management directors of K-Sea General Partner GP LLC, meet at regularly scheduled executive sessions without management. These meetings are chaired on a rotating basis by the chairmen of the audit committee and compensation committee. Persons wishing to communicate with our non-management directors may do so by writing to them at K-Sea General Partner GP LLC, c/o Board of Directors, 3245 Richmond Terrace, Staten Island, New York 10303.

        Messrs. Abbate, Alperin, and Salerno, who are independent non-management directors of K-Sea General Partner GP LLC, meet at least annually in executive sessions without management and the other directors. Mr. Abbate serves as the presiding director at those executive sessions.    Persons wishing to communicate with our independent non-management directors may do so by writing to them at K-Sea General Partner GP LLC, c/o Board of Directors, 3245 Richmond Terrace, Staten Island, New York 10303.

Payments to our General Partner

        K-Sea General Partner GP LLC pays no additional remuneration to its employees for serving as directors. In addition, neither Mr. Dowling nor Mr. Friedman receive any remuneration for serving as directors. On February 23, 2004, the board of directors of K-Sea General Partner GP LLC granted each of its outside directors (Messrs. Abbate, Alperin and Salerno) 3,000 phantom units and associated distribution equivalent right ("DERs") under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan. The phantom units vest in four equal annual installments beginning on February 23, 2005.

        K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. These costs have totaled approximately $17,000 since our initial public offering in January 2004.

Compliance with Section 16(a) of the Securities Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% unitholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms.

        Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ending June 30, 2004, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except that our general partner failed to timely file a Form 3.

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table sets forth the annual salary, bonus and all other compensation awards and payouts made to our President and Chief Executive Officer, and our three other executive officers, during fiscal 2004:

Summary Compensation Table(1)

Name and Principal Position	Fiscal Year	Salary	Bonus(2)	All Other Compensation(3)
Timothy J. Casey President and Chief Executive Officer	2004	$233,077	$151,500	$16,495
John J. Nicola Chief Financial Officer	2004	$149,038	$61,500	$13,652
Thomas M. Sullivan Vice President, Operations	2004	$149,038	$60,000	$13,784
Richard P. Falcinelli Vice President, Administration and Secretary	2004	$149,038	$60,000	$14,015

(1)
K-Sea Transportation Partners L.P. and K-Sea General Partner GP LLC, the general partner of our general partner, were formed in July 2003; however, neither paid compensation to its directors or officers prior to January 14, 2004, the date of our initial public offering. The data in the table above reflects payments by us and by our predecessor companies during fiscal 2004.

(2)
Bonuses are earned based on the results of operations for each fiscal year and are reported above for the fiscal year in which they were earned.

(3)
Consists of contributions to our 401(k) and money purchase defined contribution plans.

Unit Option Awards

        No unit options were awarded during fiscal 2004.

Employment Agreements

        The executive officers of K-Sea General Partner GP LLC, including Timothy J. Casey, John J. Nicola, Thomas M. Sullivan and Richard P. Falcinelli, have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. The following is a summary of the material provisions of those employment agreements, copies of which have been previously filed as exhibits. All of these employment agreements are substantially similar, with certain exceptions as set forth below.

        The employment agreements contemplate that each employee will serve as an officer of K-Sea General Partner GP LLC and other affiliates. Each of the employment agreements has an initial term of one year, but will automatically be extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term to the other party that such party desires not to renew the employment agreement.

        The employment agreements provide for a base annual salary of $235,000 for Mr. Casey and $150,000 for each of Messrs. Nicola, Falcinelli and Sullivan. In addition, each employee is eligible to receive an annual bonus award based upon the financial performance of us and our subsidiaries. The board of directors of K-Sea General Partner GP LLC will determine the amount of any bonus award and may issue additional awards to each employee in the amounts and at the times it so determines. Further, each employee is entitled to an automobile and certain other benefits.

        If the employee's employment is terminated without cause (as defined in the employment agreements) or if the employee resigns for good reason (all as defined in the employment agreement), the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation. In addition, K-Sea Transportation Inc. will pay on behalf of each employee the premiums necessary to provide coverage continuation rights under certain insurance policies for a one-year period after termination or resignation.

        The employment agreements also provide for a non-competition period that will continue for two years after the termination of the employee's employment, except that the non-competition period may terminate earlier as determined by the board of directors of K-Sea General Partner GP LLC if (a) the employee is terminated other than for cause and (b) such termination does not occur within 30 days after a "change in control", as defined therein. During the non-competition period, the employee is generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us or accept employment with anyone else or interfere in a similar manner with our business.

Long-Term Incentive Plan

        K-Sea General Partner GP LLC has adopted the K-Sea Transportation Partners L.P. Long-Term Incentive Plan for directors and employees of K-Sea General Partner GP LLC and its affiliates, including K-Sea Operating Partnership L.P. and K-Sea Transportation Inc. The long-term incentive plan permits the grant of awards covering an aggregate of 440,000 common units in the form of unit options and restricted units. The plan is administered by the compensation committee of the board of directors of K-Sea General Partner GP LLC, and will continue in effect until the earlier of the date determined by the board of directors of K-Sea General Partner GP LLC or the date common units are no longer available for the payment of awards under the plan.

        K-Sea General Partner GP LLC's board of directors or its compensation committee at its discretion are able to terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. K-Sea General Partner GP LLC's board of directors or its compensation committee also have the right to alter or amend the long-term incentive plan or any part thereof from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

        Restricted Units.     A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units granted to employees and directors will vest. The compensation committee will be able to base its vesting determination upon the achievement of specified performance objectives. In addition, subject to additional or contrary provisions in a unit award agreement, the restricted units will vest upon a change in control of K-Sea Transportation Partners L.P. or our general partner.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and K-Sea General Partner GP LLC or its affiliates. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner of our general partner in the open market, common units already owned by the general partner of our general partner, common units acquired by the general partner of our general partner directly from us or any other person or any combination of the foregoing, as determined by the compensation committee at its discretion. K-Sea General Partner GP LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units will be borne by us. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem DERs with respect to restricted units, which entitle the recipient to receive an amount in cash equal to, and at the same time as, the cash distributions made by the Partnership with respect to a common unit during the period such restricted unit is outstanding.

        We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for superior performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

        Unit Options.    The long-term incentive plan will permit the grant of options covering common units. The compensation committee will be able to make grants under the plan to employees and directors containing such terms as the committee determines. Unit options will not have an exercise price that is less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of K-Sea Transportation Partners L.P. or K-Sea Operating Partnership L.P. or upon the achievement of specified performance objectives. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant's right will pass by will or the laws of descent and distribution.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and K-Sea General Partner GP LLC or its affiliates. Upon exercise of a unit option, K-Sea General Partner GP LLC will acquire common units in the open market or directly from us or any other person or use common units that it already owns, or any combination of the foregoing, as determined by the compensation committee in its discretion. K-Sea General Partner GP LLC will be entitled to reimbursement by us for the difference between the cost incurred in acquiring these common units and the proceeds received from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner of our general partner will pay us the proceeds it receives from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

Unit Purchase Plan

        We have a unit purchase plan for employees of our general partner and its affiliates. The number of common units initially available for purchase under this plan is 200,000. The unit purchase plan is intended to serve as a means of encouraging participants to invest in common units and to encourage participants to devote their best efforts to the business of the partnership. Our general partner pays the brokerage commissions, transfer taxes and other costs and expenses of the plan. All common units acquired under the plan will be subject to a one-year holding period from the date of purchase. If a participant sells or otherwise disposes of his common units during this one-year holding period, the participant will thereafter be precluded from participating in the unit purchase plan until the first unit purchase period following the first anniversary of the date of the pledge, transfer, sale or other distribution of common units. The plan is administered by the compensation committee of the board of directors of K-Sea General Partner GP LLC. The plan may be terminated at any time by the compensation committee and will automatically terminate when all of the available common units under the plan have been purchased. The plan may be amended from time to time by the compensation committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

        A diagram depicting our current organizational structure is presented below.

Individual investors and funds managed by Jefferies Capital Partners/ FS Private Investments LLC
100% Ownership Interest
K-Sea Investors L.P. and Management
Public Unitholders
4,165,000 Common Units
49.0% Limited Partner Interest
100% Ownership Interest
100% Ownership Interest
K-Sea General Partner GP LLC
99.99% General Partner Interest
EW Transportation LLC
2,983,182 Subordinated Units
0.01% General Partner Interest
100% Ownership Interest
35.1% Limited Partner Interest
K-Sea General Partner L.P.
(the General Partner)
Incentive Distribution Rights
Subsidiaries of EW Transportation LLC
1,181,818 Subordinated Units
2.0% General Partner Interest
13.9% Limited Partner Interest
K-Sea Transportation Partners, L.P.
(the Partnership)
100% Ownership Interest
K-Sea OLP GP, LLC
99.99% Limited Partner Interest
0.01% General Partner Interest
K-Sea Operating Partnership L.P.
100% Ownership Interest
K-Sea Transportation Inc.

        The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. by beneficial owners of 5% or more of such units by each director and executive officer of K-Sea General Partner GP LLC and by all directors and executive officers as a group.

Name of Beneficial Owners	Common Units	Percentage of Common Units	Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units
K-Sea Investors, LP (1)	—	—	4,165,000	100.0%	50.0%
EW Transportation LLC (2)	—	—	4,165,000	100.0%	50.0%
EW Holding Corp. (3)	—	—	1,181,818	28.4%	14.2%
EW Transportation Corp.	—	—	454,545	10.9%	5.5%
James J. Dowling (1)	3,000	—	—	—	—
Timothy J. Casey	1,000	*	—	—	*
Anthony S. Abbate	2,000	*	—	—	*
Barry J. Alperin	3,000	*	—	—	*
Frank Salerno	—	*	—	—	*
John J. Nicola	8,500	*	—	—	*
Thomas M. Sullivan	600	*	—	—	*
Richard P. Falcinelli	1,200	*	—	—	*
Brian P. Friedman (4)	10,800	*	4,165,000	100.0%	50.1%
All directors and executive officers as a group (9 persons)	30,100	*	4,165,000	100.0%	50.4%

*
Less than 1%.

(1)
K-Sea Investors L.P. is owned by individual investors and funds managed by Jefferies Capital Partners. Mr. Brian P. Friedman owns 51% of Park Avenue Transportation Inc., the general partner of K-Sea Investors L.P. Mr. James J. Dowling is a limited partner in K-Sea Investors L.P. and has an effective 1.38% economic interest in EW Transportation LLC and K-Sea General Partner GP LLC, the general partner of our general partner. The address of each of K-Sea Investors L.P. and Park Avenue Transportation Inc. is 520 Madison Avenue, 12th Floor, New York, New York 10022.

(2)
EW Transportation LLC was renamed from K-Sea Transportation LLC in April 2004. Amounts include units beneficially owned by EW Holding Corp. and EW Transportation Corp. (formerly K-Sea Transportation Corp.), its wholly owned subsidiaries. The address of EW K-Sea Transportation LLC is 3245 Richmond Terrace, Staten Island, New York 10303.

(3)
EW Holding Corp.'s beneficial ownership includes units beneficially owned by EW Transportation Corp., its wholly owned subsidiary. The address of each entity is 3245 Richmond Terrace, Staten Island, New York 10303.

(4)
Mr. Friedman owns 51% of the general partner of K-Sea Investors L.P. and, therefore, may be deemed to beneficially own the subordinated units held by EW Transportation LLC.

        The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, EW Transportation LLC:

Name of Beneficial Owner	Economic Interest	Equity Interest
K-Sea Investors L.P.	91.0%	98.3%
Park Avenue Transportation Inc. (1)	91.0%	98.3%
James J. Dowling (2)	—	—
Timothy J. Casey	5.0%	*
Anthony S. Abbate	—	*
Barry J. Alperin	—	*
Frank Salerno	—	*
John J. Nicola	1.0%	*
Thomas M. Sullivan	1.0%	*
Richard P. Falcinelli	1.0%	*
Brian P. Friedman (1)	91.0%	98.3%
All directors and executive officers of K-Sea General Partner GP LLC as a group (9 persons)	99.0%	98.3%

*
Less than 1%.

(1)
Park Avenue Transportation Inc. is the general partner of K-Sea Investors L.P. and, therefore, has sole voting and dispositive power with respect to the equity interests of EW Transportation LLC owned by K-Sea Investors L.P. Mr. Friedman owns 51% of the outstanding shares of capital stock of the general partner of K-Sea Investors L.P.

(2)
Mr. Dowling has an effective 1.38% economic interest in EW Transportation LLC.

        The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC:

Name of Beneficial Owner	Economic Interest/ Equity Interest
K-Sea Investors L.P.	90.0%
Park Avenue Transportation Inc. (1)	90.0%
James J. Dowling (2)	—
Timothy J. Casey	5.5%
Anthony S. Abbate	—
Barry J. Alperin	—
Frank Salerno	—
John J. Nicola	1.3%
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
Brian P. Friedman (1)	90.0%
All directors and executive officers of K-Sea General Partner GP LLC as a group (9 persons)	99.4%

(1)
Park Avenue Transportation Inc. is the general partner of K-Sea Investors L.P. and, therefore, has sole voting and dispositive power with respect to the equity interests of K-Sea General Partner GP LLC owned by K-Sea Investors L.P. Mr. Friedman owns 51% of the outstanding shares of capital stock of the general partner of K-Sea Investors L.P.

(2)
Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

        The following table sets forth in tabular format a summary of our equity plan information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities (c) reflected in column (a))
Equity compensation plans approved by security holders (2)	0	N/A	431,000(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	0	N/A	431,000

(1)
Excludes phantom units.

(2)
K-Sea General Partner GP LLC has adopted and maintains the K-Sea Transportation Partners L.P. Long-Term Incentive Plan. For a description of the material features of this plan, please read "Executive Compensation—Long-Term Incentive Plan" in Item 11 of this report.

(3)
On February 23, 2004, the Board of Directors of K-Sea General Partner GP LLC granted each of its outside directors (Messrs. Abbate, Alperin and Salerno) 3,000 phantom units and associated distribution equivalent rights under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan. The phantom units vest in four equal annual installments beginning on February 23, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Distributions and Payments to Our General Partner and Its Affiliates

        We generally distribute 98% of our available cash to our unitholders, including EW Transportation LLC, EW Holding Corp. and EW Transportation Corp. in their capacity as holders of an aggregate of 4,165,000 subordinated units, and the remaining 2% of our available cash to our general partner. If distributions exceed the $0.50 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights." Please read "Market For Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities—Incentive Distribution Rights" in Item 5 of this report. Assuming we pay the $0.50 per unit minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of $340,000 on its 2% general partner interest, and affiliates of our general partner receive an annual distribution of approximately $8,330,000 on their subordinated units.

        Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. From January 14, 2004, the date of our initial public offering, to June 30, 2004, these reimbursed expenses totaled approximately $17,000.

        If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

        Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements Governing the Initial Public Offering Transactions

        We, our general partner, K-Sea General Partner L.P., our operating partnership and other parties entered into various documents and agreements that effected transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of our initial public offering. These agreements were not the result of arm's length negotiations, and we cannot assure you that they, or any of the transactions that they provide for, were effected on terms as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with vesting assets into our subsidiaries, were paid from the proceeds of the initial public offering.

Omnibus Agreement

        At the closing of our initial public offering, we entered into an omnibus agreement with K-Sea Investors L.P., EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp., our general partner, K-Sea General Partner GP LLC, K-Sea OLP GP LLC and our operating partnership.

Noncompetition

        Under the omnibus agreement, K-Sea Investors L.P. agreed, and caused its controlled affiliates to agree, not to engage, either directly or indirectly, in the business of providing refined petroleum product marine transportation, distribution and logistics services in the United States to the extent such business generates qualifying income for federal income tax purposes. The restriction does not apply to the assets which were retained by K-Sea Investors L.P. and its controlled affiliates at the closing of our initial public offering. Except as provided above, K-Sea Investors L.P. and its controlled affiliates are not prohibited from engaging in activities in which they compete directly or indirectly with us. Jefferies Capital Partners, and the funds it manages, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us.

Indemnification

        Under the omnibus agreement, EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp. and K-Sea Investors L.P. have jointly and severally indemnified us after the closing for a period of five years against certain environmental and toxic tort liabilities and for a period of ten years against certain other toxic tort liabilities associated with the operation of the assets before the closing. Liabilities resulting from changes in law after the closing of our initial public offering are excluded from the environmental indemnity. We have agreed to indemnify EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp. and K-Sea Investors L.P. for events and conditions associated with the operation of our assets that occur on or after the closing of this offering to the extent EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp. and K-Sea Investors L.P. are not required to indemnify us. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp. and K-Sea Investors L.P. for the environmental and toxic tort liabilities.

        EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp. and K-Sea Investors L.P. have also agreed to indemnify us for liabilities related to:

  •
  certain defects in title to the assets contributed to us and failure to obtain certain consents and permits necessary to conduct our business that arise within four years after the closing;

  •
  events and conditions associated with any assets retained by EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp. and K-Sea Investors L.P. or any of their respective affiliates, whether occurring before or after the closing of our initial public offering;

  •
  certain liabilities retained by EW Holding Corp., EW Transportation LLC and EW Transportation Corp.; and

  •
  certain income tax liabilities attributable to the operation of the assets contributed to us prior to the time they were contributed.

Amendments

        The omnibus agreement may not be amended without the prior approval of the conflicts committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.

Properties

        We lease our office and pier facilities from, and charter certain vessels to, affiliates of an employee. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 7 to the consolidated financial statements included in Item 8 of this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2004. Because we were formed in July 2003, no amounts are shown for fiscal 2003.

Year Ended June 30, 2004
Audit fees (1)	$657,721
Audit-related fees (2)	23,770
Tax fees (3)	314,828
All other fees	—

Total	$996,319

(1)
Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)
Fees for professional services relating to reports to MARAD, and for consultations on financial accounting and reporting standards.

(3)
Fees related to professional services for tax compliance, tax advice and tax planning.

        The audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined that the provision of such services was compatible with maintaining such independence.

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

        Consistent with SEC policies regarding auditor independence, the audit committee is responsible for preapproving all audit and non-audit services performed by the independent auditor. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent auditor of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2004, no pre-approval requirements were waived.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)(1)    Financial Statements.

        See "Index to Financial Statements" set forth on page F-1.

        (a)(2)    Financial Statement Schedules.

        None.

        (a)(3)    Exhibits.

Exhibit Number		Description
3.1*	—
Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed on July 16, 2003).
3.2*	—
Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4*	—
Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6*	—
First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8*	—
First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
4.1*	—
Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among K-Sea Transportation LLC, EW Holding Corp. and JPMorgan Chase Bank dated as of June 7, 2002 (incorporated by reference to Exhibit 4.1.1 to the Registration Statement).

4.2*	—
Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP4, L.P., K-Sea Transportation LLC, K-Sea LP1, L.P., K-Sea LP2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.1.1*	—
Participation and Loan and Security Agreement, dated as of January 14, 2004, by and between K-Sea Operating Partnership L.P., KeyBank N.A. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.1.2	—	Amendment No. 1 to Participation and Loan and Security Agreement among The CIT Group/Equipment Financing, Inc., Keybank N.A. and K-Sea Operating Partnership L.P., dated as of January 29, 2004.
10.1.3	—
Amendment No. 2 to Participation and Loan and Security Agreement among The CIT Group/Equipment Financing, Inc., Keybank N.A. and K-Sea Operating Partnership L.P., dated as of August 11, 2004, effective as of January 14, 2004.
10.2*	—
Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.3*	—
Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.4.1*	—
Commitment to Guarantee Obligations by The United States of America Accepted by K-Sea Transportation LLC and EW Holding Corp., Shipowners, dated June 7, 2002 (incorporated by reference to Exhibit 10.4.1 to the Registration Statement).
10.4.2*	—
Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.5*	—
Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America (incorporated by reference to Exhibit 10.5 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.6*	—
Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and The United States of America (incorporated by reference to Exhibit 10.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.7*	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.8*	—
K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership's Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).
10.9*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.10*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.11*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.12*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.13*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and James J. Dowling (incorporated by reference to Exhibit 10.13 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.14*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Timothy J. Casey (incorporated by reference to Exhibit 10.14 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.15*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and John J. Nicola (incorporated by reference to Exhibit 10.15 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.16*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.16 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.17*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.17 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.18*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Brian P. Friedman (incorporated by reference to Exhibit 10.18 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.19*	—
Contract of Sale dated January 29, 2004 between Wells Fargo Bank Northwest, National Association, ICX Corporation and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
10.20.1*	—
Loan and Security Agreement dated as of January 29, 2004 by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.2 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
10.20.2	—
Amendment No. 1 to Loan and Security Agreement by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P., dated as of August 11, 2004, effective as of January 29, 2004.
10.21.1	—	Loan Agreement dated as of May 28, 2004 by and between K-Sea Operating Partnership L.P. and Citizens Leasing Corporation.
10.21.2	—	Amendment No. 1 to Loan Agreement by and between K-Sea Operating Partnership L.P. and Citizens Leasing Corporation, dated as of August 18, 2004, effective as of May 28, 2004.
21.1*	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement).
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
By: K-SEA GENERAL PARTNER L.P., its General Partner.
By: K-SEA GENERAL PARTNER GP LLC, its General Partner
By:	/s/ TIMOTHY J. CASEY Timothy J. Casey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY J. CASEY Timothy J. Casey	President and Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2004
/s/ JAMES J. DOWLING James J. Dowling	Chairman of the Board and Director	September 27, 2004
/s/ JOHN J. NICOLA John J. Nicola	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2004
/s/ ANTHONY S. ABBATE Anthony S. Abbate	Director	September 27, 2004
/s/ BARRY J. ALPERIN Barry J. Alperin	Director	September 27, 2004
/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	September 27, 2004
/s/ FRANK SALERNO Frank Salerno	Director	September 27, 2004

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital / members' equity, and of cash flows present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York

August 5, 2004

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$379	$26
Title XI escrow account	1,220	5,210
Accounts receivable, net	11,810	8,572
Deferred taxes	40	545
Prepaid expenses and other current assets	2,389	2,012

Total current assets	15,838	16,365
Vessels and equipment, net	193,646	145,520
Construction in progress	7,722	2,723
Title XI escrow account	1,570	7,254
Deferred financing costs, net	4,172	3,389
Other assets	5,196	3,077

Total assets	$228,144	$178,328

Liabilities and Partners' Capital/Members' Equity Current Liabilities
Credit line borrowings	$—	$8,525
Current portion of long-term debt	4,066	13,669
Accounts payable	6,811	5,623
Accrued expenses and other current liabilities	4,141	3,961

Total current liabilities	15,018	31,778
Title XI bonds	37,409	39,026
Term loans	32,942	35,333
Credit line borrowings	4,400	—
Subordinated notes payable	—	17,450
Deferred taxes	2,677	13,451

Total liabilities	92,446	137,038
Commitments and contingencies
Partners' Capital/Members' Equity	135,698	41,290

Total liabilities and partners' capital/members' equity	$228,144	$178,328

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2004	2003	2002
Voyage revenue	$93,899	$83,942	$75,700
Bareboat charter and other revenue	1,900	3,753	3,387

Total revenues	95,799	87,695	79,087

Voyage expenses	16,339	14,151	11,395
Vessel operating expenses	38,809	36,326	32,684
General and administrative expenses	8,149	7,047	6,384
Depreciation and amortization	18,643	16,293	14,805
Net loss (gain) on sale of vessels	255	(275)	(422)

Total operating expenses	82,195	73,542	64,846

Operating income	13,604	14,153	14,241
Interest expense, net	6,370	8,808	7,519
Net loss (gain) on reduction of debt	3,158	4	(377)
Other (income) expense, net	(253)	29	76

Income before provision (benefit) for income taxes	4,329	5,312	7,023
Provision (benefit) for income taxes	(16,845)	340	549

Net income	$21,174	$4,972	$6,474

General partner's interest in net income (note 3)	$6,629
Limited partners' interest:
Net income	$14,545	$4,972	$6,474
Net income per unit—basic	$2.26	$1.03	$1.34
—diluted	$2.25	$1.03	$1.34
Weighted average units outstanding—basic	6,446	4,830	4,830
—diluted	6,453	4,830	4,830

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/MEMBERS' EQUITY
(in thousands)

		PARTNERS' CAPITAL
		Limited Partners
		Common		Subordinated
	MEMBERS' EQUITY					General Partner
		Units	$	Units	$		TOTAL
	(Predecessor)
Balance of Members' Equity at July 1, 2001	$29,753						$29,753
Collection on notes receivable from members, net of interest accrued	40						40
Net income	6,474						6,474

Balance of Members' Equity at June 30, 2002	36,267						36,267
Members' contributions	123						123
Less notes receivable on members' contributions	(123)						(123)
Collection on notes receivable from members, net of interest accrued	51						51
Net income	4,972						4,972

Balance of Members' Equity at June 30, 2003	41,290						$41,290
Collection on notes receivable from members, net of interest accrued	46						46
Net income for the period July 1, 2003 to January 13, 2004	1,776						1,776

Balance at January 13, 2004	43,112						43,112
Adjustment to reflect net liabilities not contributed to the Partnership	5,334						5,334
Book value of net assets contributed to the Partnership	(48,446)	665	$6,537	4,165	$40,941	$968	—
Proceeds from initial public offering of common units, net of offering costs of $11,776		4,165	86,101				86,101
Redemption of common units, net of offering costs of $1,035		(665)	(14,592)				(14,592)
Distributions to partners			(1,791)		(1,791)	(73)	(3,655)
Net income for the period January 14, 2004 to June 30, 2004			9,505	9,505	388	19,398

Balance of Partners' Capital at June 30, 2004	$—	4,165	$85,760	4,165	$48,655	$1,283	$135,698

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30
	2004	2003	2002
Cash flows from operating activities:
Net income	$21,174	$4,972	$6,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,256	16,816	14,805
Payment of drydocking expenditures	(7,011)	(7,491)	(7,171)
Provision for doubtful accounts	100	81	109
Deferred income taxes	(16,845)	323	535
Net loss (gain) on disposal of vessels	255	(275)	(422)
Accrued supplemental interest	360	713	678
Net loss (gain) on reduction of debt	3,158	4	(377)
Other	92	(192)	32
Changes in operating working capital:
Accounts receivable	(3,338)	(1,477)	348
Prepaid expenses and other current assets	(376)	(125)	260
Accounts payable	36	(871)	1,532
Accrued expenses and other current liabilities	553	431	217
Other assets	411	326	(603)

Net cash provided by operating activities	17,825	13,235	16,417

Cash flows from investing activities:
Vessel acquisitions	(34,120)	(3,539)	(6,013)
Construction of tank vessels	(26,543)	(18,703)	(12,994)
Other capital expenditures	(9,542)	(5,173)	(903)
Investment of Title XI escrow funds	—	—	(39,115)
Drawdowns of Title XI escrow funds	10,737	26,811	—
Proceeds on sale of vessels	301	364	6,834
Other	—	—	(100)

Net cash used in investing activities	(59,167)	(240)	(52,291)

Cash flows from financing activities:
(Decrease) increase in credit line borrowings	(4,125)	(2,005)	10,530
Gross proceeds from issuance of common units	97,877	—	—
Redemption of common units held by predecessor	(14,592)	—	—
Proceeds from Title XI bonds	—	—	39,115
Proceeds from issuance of long-term debt	43,248	—	4,040
Payment of term loans	(59,660)	(9,781)	(15,132)
Financing costs paid—equity offerings	(10,516)	(1,202)	(624)
Financing costs paid—debt issuance	(1,637)	(346)	(1,909)
Book overdrafts	898	289	(1,187)
Prepayment costs on long-term debt	(6,192)	(4)	(195)
Collection on members' notes receivable	49	65	51
Distributions to partners	(3,655)	—	—

Net cash provided by (used in) financing activities	41,695	(12,984)	34,689

Cash and cash equivalents:
Net increase (decrease)	353	11	(1,185)
Balance at beginning of year	26	15	1,200

Balance at end of year	$379	$26	$15

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$5,263	$8,247	$6,738

Income taxes	$7	$2	$5

Supplemental disclosure of non-cash investing and financing activities:
Notes receivable from members for contributions		$123

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
Successor to K-Sea Transportation LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

Note 1:    Basis of Presentation

        On July 8, 2003, K-Sea Transportation Partners L.P. (the "Partnership") was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC ("K-Sea LLC") and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the "Predecessor"). K-Sea LLC and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and Gulf of Mexico.    On January 14, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the "common units"). In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in the Partnership. The Partnership's general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.

        The transfer to the Partnership of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost. The net assets transferred were $5,334 greater than the net assets of the Predecessor due to the retention by the Predecessor of certain net liabilities. The consolidated financial statements included herein are for the Predecessor for all periods prior to January 14, 2004.

Note 2:    Initial Public Offering

        On January 14, 2004, the Partnership completed its initial public offering of 3,625,000 common units at a price of $23.50 per unit. On January 21, 2004, the Partnership sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option. Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees of $11,776. Concurrent with these sales, the Partnership redeemed the 665,000 common units held by K-Sea LLC (see note 1) at a cost of $14,592. After the initial public offering and related redemption, there were 4,165,000 common units and 4,165,000 subordinated units outstanding. As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.    If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.

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

$83,285

        Presented below is supplemental information with respect to the interest of the limited partners in net income and net income per unit of the Partnership from January 14, 2004, the date of the initial public offering, through June 30, 2004:

Interest in net income	$12,769
Interest in net income per unit (basic and diluted)	$1.53
Weighted average units outstanding—basic	8,330
—diluted	8,337

Note 3:    Summary of Significant Accounting Policies

        Basis of Consolidation.    These consolidated financial statements are for the Partnership and its wholly owned subsidiaries K-Sea Operating Partnership L.P. and K-Sea Transportation Inc. For all periods prior to January 14, 2004, the business was operated by the Predecessor, and therefore the consolidated financial statements are for the Predecessor (see note 1) for those periods. All material inter-company transactions and balances have been eliminated in consolidation.

        Cash and Cash Equivalents.    Cash equivalents include time deposits with maturities of three months or less when purchased and cash on deposit at a financial institution pursuant to a line of credit agreement. Under the credit agreement in effect prior to the closing of the initial public offering, customer cash receipts were deposited in a lockbox bank account and transferred to the financial institution to reduce credit line borrowings and cash transfers in excess of borrowings were remitted to the Predecessor. Under the credit agreement in effect subsequent to the initial public offering, lockbox receipts are retained by the Partnership.

        Vessels and Equipment.    Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—five to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 ("OPA 90"). Two single-hull tank vessels must be retired or retrofitted by December 31, 2004, and 16 additional single-hull tank vessels must be retired or retrofitted by December 31, 2014; the useful lives of these assets have been limited to these respective periods.

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

        The Partnership assesses impairment on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. An impairment loss would be recognized to the extent the carrying value exceeds fair value by appraisal.

        When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

        Fuel Supplies.    Fuel used to operate the Partnership's vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $1,170 and $901 as of June 30, 2004 and 2003, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

        Deferred Financing Costs.    Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30, 2004 and 2003, amounted to $675 and $1,110, respectively.

        Revenue Recognition.    The Partnership earns revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. Although contracts of affreightment and certain contracts for voyage charters may be effective for a period in excess of one year, revenue is recognized over the transit time of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred. Estimated losses on contracts of affreightment and charters are accrued when such losses become evident.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. The most significant estimates relate to depreciation of the vessels, liabilities incurred from workers' compensation, commercial and other claims, the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates.

        Concentrations of Credit Risk.    Financial instruments which potentially subject the Partnership to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Partnership maintains its cash and cash equivalents on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

        With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $571 and $476 at June 30, 2004 and 2003, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the fiscal years ended June 30, 2004, 2003 and 2002, the Partnership's allowance for doubtful amounts was impacted by additional charges of $100, $81, and $109, and write-offs of $5, $8 and $570, respectively.

        Income Taxes.    The Partnership's effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating partnership's corporate subsidiary. Prior to the initial public offering, K-Sea LLC was a limited liability company and treated as a partnership for income tax purposes. Accordingly, it was not responsible for federal, state and local income taxes, as its profits and losses were passed directly to its members for inclusion in their income tax returns. K-Sea LLC was subject to the New York City Unincorporated Business Tax, and its subsidiaries were C Corporations that were subject to federal, state and local income taxes.

        Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Partnership's and Predecessor's assets and liabilities, as applicable, at enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is evaluated and a valuation allowance established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Unit-Based Compensation.    During 2004 the general partner of the general partner of the Partnership adopted a long-term incentive plan that permits the granting of awards to directors and employees that cover 440,000 common units in the form of unit options and phantom units. The phantom units entitle the grantee to receive, upon vesting, common units or, at the option of the Partnership, cash in lieu of common units based on the market value of the common units on the date the phantom units vest. In 2004, 9,000 phantom units were granted and were outstanding at June 30, 2004. The Partnership recognizes compensation cost for the phantom units under the intrinsic value method based on the market value of the common units over the vesting period. This amount is adjusted for changes in the market value of the common units from the grant date to the vesting date. Such compensation expense was not material for fiscal 2004.

        Net Income per Unit.    Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of January 14, 2004, as described below, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units. For periods prior to January 14, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 4,830,000 units.

        The supplemental information presented in note 2 above is determined using net income and net income per unit, calculated on the basis described above, for the period from January 14, 2004, the date of the exchange of net assets for units and the completion of the initial public offering, to June 30, 2004.

        As required by Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"), which is effective for periods beginning after March 31, 2004, the general partner's interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed. The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of cash reserves. Unlike available cash, net income is affected by non-cash items, such as deferred tax benefits.

        As described in note 1 above, the general partner's incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.55 per unit. For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable. Therefore, since net income exceeded $0.55 per unit in the third quarter of fiscal 2004 due to recognition in that quarter of a deferred tax benefit of $17,561, the assumed distribution of all net income, pursuant to EITF 03-6, results in use of the increasing percentages to calculate the general partner's interest in net income for the quarter ended March 31, 2004. Notwithstanding the foregoing, the deferred tax benefit is not included in the calculation of available cash under the partnership agreement and, therefore, the general partner did not and will not receive any incentive distributions of available cash as a result of such deferred tax benefit.

Note 4:    Vessels and Equipment and Construction in Progress

        At June 30, 2004 and 2003, vessels and equipment and construction in progress comprised the following:

	2004	2003
Vessels	$251,295	$189,606
Pier and office equipment	2,189	1,082

	253,484	190,688
Less accumulated depreciation and amortization	(59,838)	(45,168)

Vessels and equipment, net	$193,646	$145,520

Construction in progress	$7,722	$2,723

        Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2004, 2003 and 2002 was $18,256, $16,006 and $14,246, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the fiscal years ended June 30, 2004, 2003 and 2002 of $7,421, $7,158 and $5,770, respectively.

        On January 29, 2004, the Partnership acquired a 140,000 barrel capacity double-hull tank barge and an 8,000 horsepower tugboat, both built in 2000. The purchase price of $34,120 was financed using available cash and $25,048 in borrowings under a new term loan. The Partnership also signed a new multi-year contract with the sellers to transport petroleum products in the northeastern United States. The portion of the purchase price in excess of the fair value of the vessels, as determined by appraisal, was allocated to the related contract and is included in other assets. Such amount is being amortized over the contract period.

        During fiscal 2004, the Partnership also completed the rebuilding of the DBL 105 for petroleum transportation. This vessel, along with a tugboat, was purchased in fiscal 2003 for $3,539, funded by credit line borrowings. The double-hulling project for the DBL 155 was also continued during fiscal 2004; construction in progress at June 30, 2004 includes $7,722 relating to this project. Capital expenditures for these two vessels, along with certain other tugboat re-powering and coupling projects, totaled $25,772 million during fiscal 2004.

        In March 2001, K-Sea Transportation Corp. and Bollinger Gretna, L.L.C. signed a contract for the construction of four double-hull tank vessels to be built over three years. The aggregate cost of these four vessels was $46,193, including financing and other fees and certain special equipment. Delivery of the first vessel occurred in July 2002, the second in February 2003, the third in June 2003, and the fourth vessel in January 2004.

        During fiscal 2002, two other vessels were also purchased for $6,013, which was funded from the proceeds of a $4,040 term loan and credit line borrowings.

Note 5:    Financing

        In connection with the Partnership's initial public offering of common units, as described in note 2, all of the Predecessor's debt, exclusive of $12,950 in subordinated notes, was contributed to the

Partnership. The contributed short-term and long-term debt (excluding the Title XI bonds, as described below) aggregated $73,941, and was repaid using proceeds of the offering. Such repayments included $6,041 in prepayment and make-whole amounts, of which $3,274 had previously been accrued by the Predecessor as supplemental interest which would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2,767. In addition, $240 in deferred financing costs related to the contributed debt was also written off. In the fourth quarter of fiscal 2004, an additional $151 was paid as a final adjustment to the make-whole payment. Immediately after the closing of the offering, the Partnership's outstanding long-term debt included only the Title XI bonds.

        Concurrent with the closing of the offering, the Partnership also entered into a new, three-year $47,000 credit agreement, which comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility. Borrowings under the working capital and acquisition facilities bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.50%, or (b) 30-day LIBOR plus 2.50%. The Partnership also incurs commitment fees, payable quarterly, of 0.25% of the aggregate unused amount of the working capital and acquisition facilities. The credit agreement is collateralized by vessels having an orderly liquidation value of at least $71,000. As of June 30, 2004, the Partnership had drawn down $4,400 of the acquisition facility to finance construction in progress. Borrowings under this facility are due in 18 months, or upon the earlier expiration of the credit agreement, at which time they must either be repaid or converted to a five-year term loan. As of June 30, 2004, $10,000 of the working capital facility and $25,600 of the acquisition facility were available for additional borrowings. As of June 30, 2003, $8,525 was outstanding under the Predecessor's previous revolving credit facility, bearing interest at 30-day LIBOR plus 2.95%.

        On June 7, 2002, the Predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of the four new double-hull tank vessels described in note 4. The bonds are guaranteed by the Maritime Administration of the U.S. Department of Transportation ("MARAD") pursuant to Title XI of the Merchant Marine Act of 1936 (the "Title XI bonds"). The guarantee agreements required the net bond proceeds of $39,115, net of $1,326 of guarantee fees paid directly to MARAD, to be held in a restricted account (the "Title XI escrow account") maintained at the U.S. Department of Treasury for subsequent drawdown, by series, as each vessel was delivered and accepted. The Title XI escrow account was substantially drawn down upon delivery of the final vessel in January 2004. Each series is payable over 25 years from the delivery date of the related vessel. The guarantee is collateralized by, among other things, the newbuild vessels. While on deposit, funds in the Title XI escrow account were invested in short-term government obligations. The portion of the escrow account due to be drawn down as a result of capital expenditures paid, which was related to vessels to be delivered within one year, was classified as a current asset.

        In connection with the initial public offering, the agreements with MARAD governing the Title XI borrowings were restructured. The Partnership is required to make available to MARAD additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (with a minimum of $1,519) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000. As of June 30, 2004, the Partnership had escrowed with MARAD $1,519 in cash and $6,485 in standby letters of credit, and has pledged the additional vessels. In addition, the Partnership is obligated each month to place in escrow with MARAD one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments.

        At June 30, 2004 and 2003, Title XI bonds outstanding comprised the following:

	2004	2003
Bond payable in semi-annual principal installments of $218 through July 2027, with interest at 6.17%	$10,251	$10,687
Bond payable in semi-annual principal installments of $193 through February 2028, with interest at 6.20%	9,247	9,632
Bond payable in semi-annual principal installments of $188 through June 2028, with interest at 6.23%	9,001	9,376
Bond payable in semi-annual principal installments of $211 through January 2029, with interest at 6.26%	10,528	10,528

	39,027	40,223
Less current portion	1,618	1,197

	$37,409	$39,026

        In connection with the acquisition of the 140,000 barrel integrated tug-barge unit described in note 4, the Partnership entered into a seven-year, $25,048 term loan. The loan is collateralized by the integrated tug-barge unit.

        In May 2004, the Partnership also entered into an agreement with a financial institution for $20,000 of loans to provide term financing for the DBL 105 and DBL 155 upon completion of their respective rebuilding and retrofitting projects. Upon delivery of the DBL 105 in May 2004, the Partnership borrowed $10,899 under this agreement, which is collateralized by the tank vessel and a tugboat.

        Term loans outstanding at June 30, 2004 and 2003 were as follows:

	2004	2003
Term loan payable in monthly principal installments of $139, with a balloon payment of $13,498 due at maturity in 2011. Interest on the unpaid principal at 30-day LIBOR plus 2.95% is payable monthly	$24,491	$—
Term loan payable in monthly principal installments of $65, with a balloon payment of $5,514 due in 2011. Interest on the unpaid principal is payable monthly at 30-day LIBOR plus 2.40%	10,899	—
Predecessor's term loans, bearing interest at a weighted average rate of 8.3%, and maturing over the period from 2004 to 2014. Balance included $3,805 of accrued supplemental interest payable upon maturity of certain of these loans. These loans were repaid concurrently with the initial public offering.	—	47,805

Subtotal	35,390	47,805
Less current portion	2,448	12,472

Total	$32,942	$35,333

        At June 30, 2003, the Predecessor also owed $17,450 in subordinated notes payable, as follows: a) $12,950 to the former owners of EW Holding Corp., bearing interest at 10% per annum payable quarterly and due December 31, 2004, which notes were retained by the Predecessor and not contributed to the Partnership; and b) $4,500 in subordinated notes issued in connection with a December 1999 purchase of vessels, bearing interest at 8.5% per annum payable semi-annually, and due December 21, 2005, which note was repaid concurrently with the initial public offering.

        The weighted average interest rate on the Title XI bonds and term loans, including Predecessor debt subsequently repaid, was 5.2% and 7.5% at June 30, 2004 and 2003, respectively, which debt is subject to prepayment fees. The agreements governing the $47,000 credit facility, the Title XI bonds and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners' capital.

        Interest expense, net of amounts capitalized, and interest income, were as follows:

	For the Years Ended June 30,
	2004	2003	2002
Interest costs incurred	$7,205	$9,953	$8,146
Less interest capitalized	672	656	488

Interest expense	6,533	9,297	7,658
Interest income	(163)	(489)	(139)

Interest expense, net	$6,370	$8,808	$7,519

        Interest payable totaled $972 and $1,048 as of June 30, 2004 and 2003, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2004 and 2003, accounts payable included book overdrafts of $0 and $898, respectively, representing outstanding checks.

        As of June 30, 2004, maturities of long-term debt for each of the next five years were as follows:

2005	$4,066
2006	8,466
2007	4,066
2008	4,066
2009	4,066

Note 6: Income Taxes

        The components of the provision (benefit) for income taxes for the fiscal years ended June 30, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State and local	—	17	14

	—	17	14

Deferred:
Federal	(16,582)	162	334
State and local	(263)	161	201

	(16,845)	323	535

Provision (benefit) for income taxes	$(16,845)	$340	$549

        Certain net assets contributed to the Partnership were transferred by the K-Sea LLC's C Corporation subsidiaries. These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences. Upon transfer to the Partnership, the future reversal of these differences will be subject to the Partnership's effective tax rate, which is significantly lower than the effective tax rate of the K-Sea LLC's C Corporation subsidiaries. The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17,561 for the year ended June 30, 2004.

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership and Predecessor provisions (benefits) for income taxes for the fiscal years ended June 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Tax at federal statutory rate of 34%	$1,472	$1,806	$2,388
Entities not subject to federal income taxes	(1,081)	(1,736)	(2,012)
State and local income taxes, net of federal benefit	296	102	142
Reduction in deferred taxes resulting from change in tax rates upon transfer of net assets to the Partnership	(17,561)	—	—
Other	29	168	31

Total	$(16,845)	$340	$549

        Significant components of deferred income tax liabilities and assets as of June 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$2,737	$20,516
Pension costs	24	340

Total deferred tax liabilities	$2,761	$20,856

Deferred tax assets:
Allowance for doubtful accounts	$15	$178
Accrued supplemental interest		53
Accrued expenses	25	367
Alternative minimum tax carry-forward		1,466
Net operating loss carry-forwards	84	5,784
Other, net		102

Total deferred tax assets	$124	$7,950

        The Partnership had temporary differences at June 30, 2004 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $86,886. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

Note 7: Commitments and Contingencies

        The Partnership leases its office and pier facilities from an affiliate of an employee under an agreement which extends through April 2009. Terms of the agreement provide for annual rental payments of $352 through April 2004, which increased as of May 1, 2004 to $400 annually through April 2009. Rent expense was $360 for the fiscal year ended June 30, 2004, and was $352 for each of the fiscal years ended June 30, 2003 and 2002. In addition, the Partnership is responsible for real estate taxes, insurance and all other costs associated with occupying the property.

        Included in total revenues are time charter and bareboat charter revenues of $9,751, $8,996 and $14,859 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Such revenues include $778, $1,455, and $1,470 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, related to vessels chartered to an affiliate of an employee. The Partnership also utilizes such affiliate for tank cleaning services which amounted to $2,916, $1,664 and $1,589 for the years ended June 30, 2004, 2003 and 2002, respectively. The Partnership's time charters and bareboat charters extend over various periods which expire between 2005 and 2009.

        At June 30, 2004, minimum contractually agreed future revenue under time and bareboat charters was as follows:

2005	$13,136
2006	7,997
2007	365
2008	366
2009	304

Total	$22,168

        The Partnership has entered into employment agreements with its executive officers. Each of the employment agreements has an initial term of one year that is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements provide for annual base salaries aggregating approximately $685,000. In addition, each employee is eligible to receive an annual bonus award based upon the consolidated financial performance of the Partnership. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

        The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership's assets, and would not have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

        The Partnership is also subject to deductibles with respect to its insurance coverage that range from $25 to $100 per incident and provides on a current basis for estimated payments thereunder.

        EW Transportation Corp., a predecessor to the Partnership, has recently come under audit with respect to the New York State Petroleum Business Tax ("PBT"), which is a tax on vessel fuel consumed while operating in New York State territorial waters. Because the boundaries of these waters have not been defined, EW Transportation Corp. has not been able to reasonably estimate the tax. This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by the Partnership. In accordance with the agreements entered into in connection with the initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the date of the initial public offering) is a retained liability of the Predecessor.

Note 8: Retirement Plans

        The Partnership has a money purchase pension plan, and also a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. These plans cover all eligible employees. Under the terms of the money purchase pension plan, the Partnership contributes five percent of each eligible employee's annual compensation, as defined in the plan document. The 401(k) plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. For the money purchase plan, expenses totaled $836, $862 and $802 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. For the 401(k) plan, expenses totaled $402, $286 and $271 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Accrued expenses for the money purchase plan totaled $871 and $908 as of June 30, 2004 and 2003, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Note 9: Major Customers

        Two customers accounted for 28% and 14% of consolidated revenues for the fiscal year ended June 30, 2004, three customers accounted for 15%, 13% and 11% of consolidated revenues for the fiscal year ended June 30, 2003, and two customers accounted for 17% and 14% of consolidated revenues for the fiscal year ended June 30, 2002.

Note 10: Fair Value of Financial Instruments

        As of June 30, 2004, the fair value of long-term debt was approximately $79,909 based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. The fair value of the Partnership's other financial instruments approximated their cost bases as such instruments are short-term in nature or were recently negotiated.

Note 11: Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	June 30	March 31	December 31	September 30
	(in thousands, except per unit amounts)
Fiscal 2004
Total revenues	$25,269	$26,028	$21,071	$23,431
Operating income	$2,903	$4,809	$2,219	$3,673
Net income	$1,309	$18,355	$205	$1,305
General partners' interest in net income	$26	$6,603	—	—
Limited partners' interest in net income	$1,283	$11,752	$205	$1,305
Net income per limited partner unit:
Basic	$0.15	$1.43	$0.04	$0.27
Diluted	$0.15	$1.43	$0.04	$0.27

	Three Months Ended
	June 30	March 31	December 31	September 30
	(in thousands, except per unit amounts)
Fiscal 2003
Total revenues	$20,284	$26,049	$21,007	$20,355
Operating income	$2,998	$6,302	$2,591	$2,262
Net income (loss)	$794	$3,890	$352	$(64)
Limited partners' interest in net income (loss)	$794	$3,890	$352	$(64)
Net income (loss) per limited partner unit:
Basic	$0.16	$0.81	$0.07	$(0.01)
Diluted	$0.16	$0.81	$0.07	$(0.01)

EXHIBIT INDEX

Exhibit Number		Description
3.1*	—
Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed on July 16, 2003).
3.2*	—
Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4*	—
Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6*	—
First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8*	—
First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
4.1*	—
Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among K-Sea Transportation LLC, EW Holding Corp. and JPMorgan Chase Bank dated as of June 7, 2002 (incorporated by reference to Exhibit 4.1.1 to the Registration Statement).
4.2*	—
Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP4, L.P., K-Sea Transportation LLC, K-Sea LP1, L.P., K-Sea LP2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.1.1*	—
Participation and Loan and Security Agreement, dated as of January 14, 2004, by and between K-Sea Operating Partnership L.P., KeyBank N.A. and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.1.2	—	Amendment No. 1 to Participation and Loan and Security Agreement among The CIT Group/Equipment Financing, Inc., Keybank N.A. and K-Sea Operating Partnership L.P., dated as of January 29, 2004.

10.1.3	—
Amendment No. 2 to Participation and Loan and Security Agreement among The CIT Group/Equipment Financing, Inc., Keybank N.A. and K-Sea Operating Partnership L.P., dated as of August 11, 2004, effective as of January 14, 2004.
10.2*	—
Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.3*	—
Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.4.1*	—
Commitment to Guarantee Obligations by The United States of America Accepted by K-Sea Transportation LLC and EW Holding Corp., Shipowners, dated June 7, 2002 (incorporated by reference to Exhibit 10.4.1 to the Registration Statement).
10.4.2*	—
Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.5*	—
Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America (incorporated by reference to Exhibit 10.5 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.6*	—
Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and The United States of America (incorporated by reference to Exhibit 10.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.7*	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.8*	—
K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership's Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).
10.9*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.10*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.11*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.12*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.13*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and James J. Dowling (incorporated by reference to Exhibit 10.13 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.14*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Timothy J. Casey (incorporated by reference to Exhibit 10.14 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.15*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and John J. Nicola (incorporated by reference to Exhibit 10.15 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.16*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.16 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.17*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.17 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.18*†	—
Indemnification Agreement, dated as of January 8, 2004, by and among K-Sea General Partner GP LLC, K-Sea General Partner GP L.P., K-Sea Transportation Partners L.P. and Brian P. Friedman (incorporated by reference to Exhibit 10.18 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.19*	—
Contract of Sale dated January 29, 2004 between Wells Fargo Bank Northwest, National Association, ICX Corporation and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
10.20.1*	—
Loan and Security Agreement dated as of January 29, 2004 by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.2 to the Partnership's Current Report on Form 8-K dated January 29, 2004 and filed on February 3, 2004).
10.20.2	—
Amendment No. 1 to Loan and Security Agreement by and between The CIT Group/Equipment Financing, Inc. and K-Sea Operating Partnership L.P., dated as of August 11, 2004, effective as of January 29, 2004.
10.21.1	—	Loan Agreement dated as of May 28, 2004 by and between K-Sea Operating Partnership L.P. and Citizens Leasing Corporation.

10.21.2	—	Amendment No. 1 to Loan Agreement by and between K-Sea Operating Partnership L.P. and Citizens Leasing Corporation, dated as of August 18, 2004, effective as of May 28, 2004.
21.1*	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement).
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
K-Sea Transportation Partners L.P. Major Customers
K-Sea Transportation Partners L.P. Tank Vessel Fleet
K-Sea Transportation Partners L.P. Tugboat Fleet
PART II
GENERAL
SIGNIFICANT EVENTS DURING FISCAL YEAR 2004
DEFINITIONS
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Payments Due by Period
CRITICAL ACCOUNTING POLICIES
RISK FACTORS
PART III
Summary Compensation Table(1)
PART IV.
SIGNATURES
INDEX TO CONSOLIDATED STATEMENTS
Report of Independent Registered Public Accounting Firm
K-SEA TRANSPORTATION PARTNERS L.P. (Note 1) Successor to K-Sea Transportation LLC (Predecessor) CONSOLIDATED BALANCE SHEETS (in thousands)
K-SEA TRANSPORTATION PARTNERS L.P. (Note 1) Successor to K-Sea Transportation LLC (Predecessor) CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts )
K-SEA TRANSPORTATION PARTNERS L.P. (Note 1) Successor to K-Sea Transportation LLC (Predecessor) CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL/MEMBERS' EQUITY (in thousands)
K-SEA TRANSPORTATION PARTNERS L.P. (Note 1) Successor to K-Sea Transportation LLC (Predecessor) CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
K-SEA TRANSPORTATION PARTNERS L.P. (Note 1) Successor to K-Sea Transportation LLC (Predecessor) CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
K-SEA TRANSPORTATION PARTNERS L.P. Successor to K-Sea Transportation LLC (Predecessor) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except unit and per unit amounts)
EXHIBIT INDEX