Form 10-Q
period 2004-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2004-11-05
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

At November 4, 2004, the number of the issuer’s outstanding common units was 4,165,000.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements..............................................................................................................................................................	1
	Unaudited Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004 ......................................................	1
	Unaudited Consolidated Statements of Operations for the three-month periods ended September 30, 2004 and 2003 .....	2
	Unaudited Consolidated Statement of Partners’ Capital for the three-month period ended September 30, 2004 ..............	3
	Unaudited Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2004 and 2003	4
	Notes to Unaudited Consolidated Financial Statements .....................................................................................................	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. ............................................	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk .............................................................................................	24
Item 4.	Controls and Procedures ......................................................................................................................................................	24

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.................................................................................................................................................................	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................................	25
Item 3.	Defaults Upon Senior Securities...........................................................................................................................................	25
Item 4.	Submission of Matters to a Vote of Security Holders..........................................................................................................	25
Item 5.	Other Information. ..............................................................................................................................................................	25
Item 6.	Exhibits ...............................................................................................................................................................................	25
	SIGNATURES ....................................................................................................................................................................	26

References in this Form 10-Q to “K-Sea Transportation Partners L.P.,” the “Partnership,” “we,” “our,” “us” or like terms when used for periods prior to January 14, 2004 refer to the net assets of K-Sea Transportation LLC and its subsidiaries that were contributed to K-Sea Transportation Partners L.P. and its subsidiaries in connection with the initial public offering of common units representing limited partner interests in K-Sea Transportation Partners L.P.  When used for periods subsequent to that date, those terms refer to K-Sea Transportation Partners L.P.

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	June 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48	$379
Title XI escrow account	672	1,220
Accounts receivable, net	14,752	11,810
Deferred taxes	40	40
Prepaid expenses and other current assets	2,976	2,389
Total current assets	18,488	15,838

Vessels and equipment, net	204,674	193,646
Construction in progress	1,103	7,722
Title XI escrow account	1,570	1,570
Deferred financing costs, net	4,184	4,172
Other assets	5,010	5,196
Total assets	$235,029	$228,144

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Current portion of long-term debt	$4,716	$4,066
Accounts payable	7,372	6,811
Accrued expenses and other current liabilities	4,318	4,141
Total current liabilities	16,406	15,018

Title XI bonds	36,787	37,409
Term loans	40,781	32,942
Credit line borrowings	3,850	4,400
Deferred taxes	2,833	2,677
Total liabilities	100,657	92,446
Commitments and contingencies

Partners’ capital	134,372	135,698

Total liabilities and partners’ capital	$235,029	$228,144

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

		For the Three Months Ended September 30,
		2004	2003

	Voyage revenue	$28,648	$22,889
	Bareboat charter and other revenue	405	542

	Total revenues	29,053	23,431

	Voyage expenses	5,214	4,310
	Vessel operating expenses	11,545	9,405
	General and administrative expenses	2,429	1,989
	Depreciation and amortization	5,369	4,054
	Total operating expenses	24,557	19,758

	Operating income	4,496	3,673

	Interest expense, net	1,161	2,171
	Other expense (income), net	(2)	(33)

	Income before provision for income taxes	3,337	1,535

	Provision for income taxes	200	230

	Net income	$3,137	$1,305

	General partner’s interest in net income	$63	—

	Limited partners’ interest:
	Net income	$3,074	$1,305
	Net income per unit (basic and diluted)	$0.37	$0.27
Weighted average units outstanding	• basic	8,330	4,830
	• diluted	8,339	4,830

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners
	Common		Subordinated		General Partner	TOTAL
	Units	$	Units	$
Balance at June 30, 2004	4,165	$85,760	4,165	$48,655	$1,283	$135,698

Net income		1,537		1,537	63	3,137

Cash distributions		(2,187)		(2,187)	(89)	(4,463)

Balance at September 30, 2004	4,165	$85,110	4,165	$48,005	$1,257	$134,372

The accompanying notes are an integral part of these consolidated financial statements

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,137	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,533	4,174
Payment of drydocking expenditures	(1,044)	(1,890)
Provision for doubtful accounts	124	50
Deferred income taxes	156	230
Accrued supplemental interest	—	183
Other	25	41
Changes in operating working capital:
Accounts receivable	(3,066)	(221)
Prepaid expenses and other current assets	(585)	(18)
Accounts payable	1,242	1,974
Accrued expenses and other current liabilities	177	756
Other assets	(46)	(154)
Net cash provided by operating activities	5,653	6,430

Cash flows from investing activities:
Capital expenditures	(1,331)	(2,000)
Construction of tank vessels	(7,628)	(6,832)
Net cash used in investing activities	(8,959)	(8,832)

Cash flows from financing activities:
Net (decrease) increase in credit line borrowings	(550)	5,753
Proceeds from issuance of long-term debt	9,101	—
Payments on term loans	(685)	(2,735)
Financing costs paid – equity offerings	—	(341)
Financing costs paid – debt issuance	(176)	(29)
Decrease in book overdrafts	(252)	(245)
Distributions to partners	(4,463)	—
Net cash provided by financing activities	2,975	2,403

Cash and cash equivalents:
Net (decrease) increase	(331)	1
Balance at beginning of the period	379	26

Balance at end of the period	$48	$27

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,360	$1,837
Income taxes	$—	$7

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

On July 8, 2003, K-Sea Transportation Partners L.P. (the “Partnership”) was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (“K-Sea LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the “Predecessor”).  K-Sea LLC and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and, more recently, the Gulf of Mexico.  On January 14, 2004, the Predecessor contributed assets and liabilities constituting its business to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.

The transfer to the Partnership of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.

The unaudited interim consolidated financial statements included in this report as of September 30, 2004, and for the three month periods ended September 30, 2004 and 2003, are for the Predecessor for all periods prior to January 14, 2004.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the year ended June 30, 2004 (the “Form 10-K”).  The June 30, 2004 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

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

Vessels and Equipment.  Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels - five to twenty-five years; tugboats – twenty years; and pier and office equipment – five years.  For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”).  Two of the Partnership’s single-hull tank vessels must be retired or retrofitted by December 31, 2004, and an additional 16 single-hull tank vessels must be retired or retrofitted by December 31, 2014; the useful lives of these assets have been limited to these respective periods.

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

Fuel Supplies.  Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $1,836 and $1,170 as of September 30 and June 30, 2004, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.  Direct costs associated with obtaining long-term debt financing are deferred and amortized over the terms of the related financings.  Deferred financing costs are stated net of accumulated amortization which, at September 30 and June 30, 2004, amounted to $840 and $675, respectively.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  The most significant estimates relate to depreciation of the vessels, liabilities incurred from workers’ compensation, commercial and other claims, the allowance for doubtful accounts and deferred income taxes.  Actual results could differ from these estimates.

Concentrations of Credit Risk.  Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable.  The Partnership maintains its cash and cash equivalents on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses totaling $695 and $571 at September 30 and June 30, 2004, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Income Taxes.  The provisions for income taxes for the three month periods ended September 30, 2004 and 2003 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership and Predecessor, respectively, for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating partnership’s corporate subsidiary.  The Partnership’s effective tax rate for the quarter ended September 30, 2004 was lower than the Predecessor’s for the comparable prior year period because a smaller portion of the Partnership’s pretax income related to the operating partnership’s corporate subsidiary.

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

Unit Based Compensation.  Awards of unit options, phantom units and distribution equivalent rights under the Partnership’s Long-Term Incentive Plan are accounted for as compensation cost.  Compensation cost for unit options and phantom units is recognized using the intrinsic value method based on the market value of the common units over the vesting period; such cost is adjusted for changes in the market value of common units from the grant date to the vesting date.  As of September 30, 2004, 9,000 phantom units were outstanding, and compensation expense for the quarter ended thereon was not material.

Net Income per Unit.  Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date on January 14, 2004, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  For periods prior to January 14, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 4,830,000 units.

4.                                      Vessels and Equipment and Construction in Progress

 Vessels and equipment and construction in progress comprised the following:

	September 30, 2004	June 30, 2004

Vessels	$267,452	$251,295
Pier and office equipment	2,226	2,189
	269,678	253,484
Less accumulated depreciation and amortization	(65,004)	(59,838)
Vessels and equipment, net	$204,674	$193,646

Construction in progress	$1,103	$7,722

Depreciation and amortization of vessels and equipment for the three months ended September 30, 2004 and 2003 was $5,166 and $4,007, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2004 and 2003 of $2,083 and $1,685, respectively.  Also, $439 in additional depreciation was provided for the three months ended September 30, 2004 resulting from a reduction in the estimated salvage value of the two single hull tank vessels scheduled for mandatory retirement on December 31, 2004.

In September 2004, the Partnership completed the double-hulling of the KTC 155, now renamed the DBL 155, and accepted delivery of the vessel.  The Partnership also signed an agreement with a shipyard in September 2004 to construct a new 100,000-barrel tank barge which is expected to be delivered during the summer of 2005. The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13,000 to $14,000.  This newbuilding will be financed using the Partnership’s existing credit lines and cash from operations.

Construction in progress at September 30, 2004 includes expenditures on the new 100,000-barrel tank barge and certain other projects.

5.                                      Financing

The Partnership’s outstanding debt balances were as follows:

	September 30, 2004	June 30, 2004

Title XI bonds, issued in four series and due in 2027-2029, and bearing interest at fixed rates averaging 6.21%	$38,405	$39,027
Term loans	43,879	35,390
Credit line borrowings	3,850	4,400

	86,134	78,817
Less current portion	(4,716)	(4,066)
	$81,418	$74,751

In January 2004, the Partnership entered into a new, three-year $47,000 credit agreement, which comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.  Borrowings under the credit facilities bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.5%, or (b) 30-day LIBOR plus 2.5%.  The Partnership also incurs commitment fees, payable quarterly, of 0.25% of the unused amount of the working capital and acquisition facilities.  The credit agreement is collateralized by vessels having an orderly liquidation value of at least $71,000.  As of September 30, 2004, the Partnership had drawn down $3,850 of the acquisition facility to finance the construction of the new 100,000 barrel tank barge described in note 4, and certain other projects.  Borrowings under the acquisition facility are due in 18 months, or upon the earlier expiration of the credit agreement, at which time they must either be repaid or converted to a five-year term loan at the option of the Partnership.

In June 2002, the Partnership issued four series of bonds to provide long-term financing for the construction of four new double-hull tank barges.  The bonds are guaranteed by the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”), which guarantee is collateralized by, among other things, the newbuild vessels.  The related agreements require the Partnership to make available to MARAD additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (a minimum of $1,519) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000.  As of September 30, 2004, the Partnership had escrowed with MARAD $1,519 in cash and $6,485 in standby letters of credit, and has pledged the additional vessels.  In addition, the Partnership is obligated each month to place in escrow with MARAD one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments.

In connection with the acquisition of an integrated tug-barge unit in January 2004, the Partnership entered into a seven-year, $25,048 term loan, at an interest rate of LIBOR plus 2.95%. The loan is collateralized by the integrated tug-barge unit.  In May 2004, the Partnership entered into an agreement with a financial institution for $20,000 of loans to provide term financing for the DBL 105 and DBL 155 upon completion of their respective rebuilding and retrofitting projects.  These loans bear interest at LIBOR plus 2.40% and are also due in 2011.  Upon delivery of the DBL 105 in May 2004, the Partnership borrowed $10,899 under this agreement, which is collateralized by the tank vessel and a tugboat.  In September 2004, the Partnership borrowed the remaining $9,101 upon redelivery of the DBL 155, which loan is collateralized by the vessel.

The agreements governing the $47,000 credit facility, the Title XI borrowings and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners’ capital.

6.                                      Contingencies

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is subject to deductibles with respect to its insurance coverage that range from $25 to $100 per incident and provides on a current basis for estimated payments there under.

EW Transportation Corp., a predecessor to the Partnership, has come under audit with respect to the New York State Petroleum Business Tax (“PBT”) which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Because the boundaries of these waters have not been defined, EW Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by the Partnership.  In accordance with the agreements entered into in connection with the initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the date of the initial public offering) is a retained liability of the Predecessor.  Any liability for periods subsequent to January 14, 2004 will be recorded by the Partnership when such amounts can be reasonably estimated.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States and Gulf of Mexico. Our fleet of 34 tank barges, 2 tankers and 19 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With 2.4 million barrels of capacity, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.

Demand for our services is driven primarily by demand for refined petroleum products in the East Coast and Gulf of Mexico regions of the United States.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats. These services are generally provided under the following four basic types of contractual relationships:

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

The table below illustrates the primary distinctions among these types of contracts.

	Time Charter	Contract of Affreightment	Voyage Charter(1)	Bareboat Charter

Typical contract length	One year or more	One year or more	Single voyage	Two years or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses (2)	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses (2)	We pay	We pay	We pay	Customer pays
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

(1)                                  Under a consecutive voyage charter, the customer pays for idle time.

(2)                                  See “Definitions” below.

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

One of the principal distinctions among these types of contracts is whether the vessel operator or the customer pays for voyage expenses, which include fuel, port charges, pilot fees, tank cleaning costs and canal tolls. Some voyage expenses are fixed, and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract or re-billing such expenses to them. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenue, is comparable across the different types of contracts. Therefore, we principally use net voyage revenue, rather than voyage revenue, when comparing performance between different periods. Since net voyage revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under “Results of Operations” below.

On January 14, 2004, we completed our initial public offering of 3,625,000 common units at a price of $23.50 per unit. On January 21, 2004, we sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option. Total gross proceeds from these sales were $97.9 million, before offering costs and underwriting fees of $11.8 million. In January 2004 and in connection with our initial public offering, we redeemed the 665,000 common units held by K-Sea LLC at a cost of $14.6 million. After the initial public offering and related redemption, 4,165,000 common units and 4,165,000 subordinated units were outstanding. The proceeds retained by us relating to the sale of the common units totaled $83.3 million, which were used to repay $73.9 million in K-Sea LLC’s outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5.9 million in underwriting fees and $3.4 million in professional fees and other offering expenses.

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

•                  Net voyage revenue. Net voyage revenue is equal to voyage revenue less voyage expenses. As explained above, the amount of voyage expenses we incur for a particular contract depends upon the form of the contract. Therefore, in comparing revenues between reporting periods, we use net voyage revenue to improve the comparability of reported revenues that are generated by the different forms of contracts.  Because net voyage revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under “Results of Operations” below.

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

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended September 30,
	2004	2003

Voyage revenue	28,648	$22,889
Voyage expenses	5,214	4,310
Net voyage revenue	23,434	18,579
Bareboat charter and other revenue	405	542
Vessel operating expenses	11,545	9,405
% of net voyage revenue	49.3%	50.6%
General and administrative expenses	2,429	1,989
% of net voyage revenue	10.4%	10.7%
Depreciation and amortization	5,369	4,054
Operating income	4,496	3,673
% of net voyage revenue	19.2%	19.8%
Interest expense, net	1,161	2,171
Other expense (income), net	(2)	(33)
Income before provision for income taxes	3,337	1,535
Provision for income taxes	200	230
Net income	$3,137	$1,305

Net voyage revenue by trade
Coastwise
Total tank vessel days	1,696	1,456
Days worked	1,563	1,324
Scheduled drydocking days	—	89
Net utilization	92%	91%
Average daily rate	$11,603	$10,200
Total coastwise net voyage revenue	$18,136	$13,506
Local
Total tank vessel days	1,288	1,196
Days worked	949	1,016
Scheduled drydocking days	57	51
Net utilization	74%	85%
Average daily rate	$5,583	$4,993
Total local net voyage revenue	$5,298	$5,073
Tank vessel fleet
Total tank vessel days	2,984	2,652
Days worked	2,512	2,340
Scheduled drydocking days	57	140
Net utilization	84%	88%
Average daily rate	$9,329	$7,940
Total fleet net voyage revenue	$23,434	$18,579

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Voyage Revenue

Voyage revenue was $28.6 million for the three months ended September 30, 2004, an increase of $5.7 million, or 25%, as compared to voyage revenue of $22.9 million for the three months ended September 30, 2003. Voyage expenses were $5.2 million for the three months ended September 30, 2004, an increase of $0.9 million (21%) compared to voyage expenses of $4.3 million incurred for the three months ended September 30, 2003.

Net voyage revenue was $23.4 million for the three months ended September 30, 2004, which exceeded net voyage revenue of $18.6 million for the three months ended September 30, 2003 by $4.8 million, or 26%.  In our coastwise trade, net voyage revenue was $18.1 million, an increase of $4.6 million (34%) as compared to $13.5 million in the three months ended September 30, 2003.   Increases in coastwise net voyage revenue resulted from an increase in days worked, as follows: (1) a full quarter’s operation of the DBL 102 and the DBL 82, two newly constructed tank vessels which were placed in service in January 2004 and late August 2003, respectively, (2) a full quarter’s operation of the DBL 140, which was purchased in January 2004, (3) a full quarter’s operation of the DBL 105, which completed its modification for petroleum transportation and was placed in service in May 2004, and (4) the return of the KTC 80 from bareboat charter in November 2003.  Our coastwise net utilization also benefited from a decrease in scheduled drydocking days.  These increases were partially offset by the sale of the KTC 135 in April 2004, in anticipation of its OPA 90 phase-out, and the continuation of the double-hulling process for the DBL 155, which was completed and the vessel redelivered in September 2004.  Coastwise net voyage revenue also benefited from a 14% increase in average daily rates, to $11,603 for the three months ended September 30, 2004 from $10,200 for the three months ended September 30, 2003.  Average daily rates were positively impacted by continued strong demand for petroleum products in the northeast, by the addition of the several larger vessels described above, which generate higher average daily rates, and also by increased fuel surcharges resulting from higher fuel costs incurred.

Net voyage revenue in our local trade for the three months ended September 30, 2004 increased by $0.2 million, or 4%.  Net utilization in our local trade was 74% for the three months ended September 30, 2004 compared to 85% for the three months ended September 30, 2003, impacted by higher unscheduled repair days for one of our small tankers.  Average daily rates in our local trade, however, improved 12% to $5,583 for the three months ended September 30, 2004 from $4,993 for the three months ended September 30, 2003, having been positively impacted by additional short-term work for a customer in the Northeast and strong customer demand.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $0.4 million for the three months ended September 30, 2004, compared to $0.5 million for the three months ended September 30, 2003.  The fiscal 2003 period included $0.2 million of revenue generated from chartering out of the KTC 80, which was redelivered to us in November 2003.

Vessel Operating Expenses

Vessel operating expenses were $11.5 million for the three months ended September 30, 2004, an increase of $2.1 million, or 22%, as compared to $9.4 million for the three months ended September 30, 2003.  Vessel operating expenses as a percentage of net voyage revenue decreased to 49.3% for the three months ended September 30, 2004 from 50.6% for the first quarter of fiscal 2004.  Vessel labor and related costs increased as a result of a higher average number of employees due to the operation of the additional barges described under “Net voyage revenue” above, and an additional tugboat purchased in January 2004.  Outside towing expense increased by $1.0 million due to the need for additional tugboats to satisfy increased demand for our tank vessels.

Depreciation and Amortization

Depreciation and amortization was $5.4 million for the three months ended September 30, 2004, an increase of $1.3 million compared to $4.1 million for the three months ended September 30, 2003.  The increase resulted from additional depreciation on our newbuild and purchased vessels as described above.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2004, an increase of $0.4 million, or 20%, as compared to general and administrative expenses of $2.0 million for the three months ended September 30, 2003.  As a percentage of net voyage revenue, general and administrative expenses decreased to 10.4% for the three months ended September 30, 2004 from 10.7% for the three months ended September 30, 2003.   The fiscal 2005 quarter included $0.3 million in additional expenses relating to our new reporting and other requirements as a publicly traded partnership.

Interest Expense, Net

Net interest expense was $1.2 million for the first quarter of fiscal 2005, or $1.0 million lower than the three months ended September 30, 2003.  The decrease resulted from the significant repayment of higher cost debt in connection with the restructuring of the Predecessor as part of our initial public offering.

Provision For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended September 30, 2004, this rate was 6.0% as compared to a rate of 15.0% for the three months ended September 30, 2003, which related to the Predecessor.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income tax on the taxable income of our operating partnership’s corporate subsidiary.  Our effective tax rate for the quarter ended September 30, 2004 was lower than the Predecessor’s for the comparable prior year period because a smaller portion of our pretax income related to our operating partnership’s corporate subsidiary.

Net Income

Net income was $3.1 million for the three months ended September 30, 2004, an increase of $1.8 million compared to net income of $1.3 million for the three months ended September 30, 2003.   The increase resulted primarily from a $0.8 million increase in operating income and a $1.0 million decrease in interest expense.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $5.7 million for the three months ended September 30, 2004, a decrease of $0.7 million compared to $6.4 million for the three months ended September 30, 2003.  The decrease resulted primarily from an increase of $3.1 million in trade accounts receivable during the quarter resulting from the significant increase in gross revenue, partially offset by lower drydocking and interest payments.

Investing Cash Flows.  Net cash used in investing activities totaled $9.0 million for the three months ended September 30, 2004, compared to $8.8 million for the three months ended September 30, 2003.  The fiscal 2005 first quarter included final construction payments for the double hulling of the DBL 155, and other payments relating primarily to re-powering and coupling of certain tugboats.  The construction expenditures in the fiscal 2004 quarter included payments of $6.8 million relating primarily to building the DBL 102 and retrofitting the DBL 105.

Financing Cash Flows.  Net cash provided by financing activities was $3.0 million for the three months ended September 30, 2004, compared to $2.4 million provided by financing activities for the three months ended September 30, 2003.  The primary financing activities in the fiscal 2005 first quarter were $9.1 million of borrowings under a new $20 million facility to partially finance the double hulling of the DBL 155, and $4.5 million in distributions to partners as described in “—Payment of Distributions” below.  In the three months ended September 30, 2003, we increased our credit line borrowings by $5.8 million and repaid term loans of $2.8 million.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.525 per unit in respect of the quarter ended June 30, 2004, which was paid on August 16, 2004 to unitholders of record on August 12, 2004.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90.  OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through 2014, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  We presently own and operate two vessels, the KTC 90 and the KTC 96, which are scheduled for phase-out on December 31, 2004.  To replace these two vessels, and two other vessels which phased out in December 2002 and April 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years.  All such vessels have now been delivered.  These new tank barges have been coupled with tugboats we already own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability.  We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described below under “—Title XI Borrowings”.  Upon the phase-out of the two single-hull tank barges in December 2004, approximately 74% of the barrel-carrying capacity of our tank vessel fleet will be double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until the end of 2014.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital-intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that we will spend an average of approximately $8.8 million per year to drydock and maintain our tank vessels’ operating capacity.  We expect such expenditures to approximate $7.5 million in fiscal 2005.  In addition, we anticipate that we will spend $0.5 million annually in general capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and /or to upgrade our overall fleet efficiency.

We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet.  Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet.  Generally, expenditures for construction in progress are not included as capital expenditures until such vessels are completed.  Capital expenditures associated with retrofitting an existing vessel, or acquiring a new vessel, which increase the operating capacity of our fleet over the long term whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures.  Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and amortized over three years. For more information regarding our accounting treatment of drydocking expenditures, please read “—Critical Accounting Policies—Amortization of Drydocking Expenditures” below.

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures, including vessel acquisitions, for the periods presented (in thousands):

	Three months ended September 30,
	2004	2003
Maintenance capital expenditures	$1,248	$2,094
Expansion capital expenditures (including vessel acquisitions)	1,127	1,796
Total capital expenditures	$2,375	$3,890
Construction of tank vessels	$7,628	$6,832

In September 2004, we signed an agreement with a shipyard to construct a new 100,000 barrel tank barge which is expected to be delivered during the fall of 2005.  The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13.0 to 14.0 million, substantially all of which remains to be spent.  This newbuilding will be financed using our acquisition facility, plus cash from operations.

Additionally, we intend to retire or retrofit 16 single-hull tank vessels, which at December 31, 2004 will represent approximately 26% of our barrel-carrying capacity after giving effect to the phase-out of two single hull tank barges.  We estimate that the current cost to replace the 26% of our operating capacity represented by those tank vessels with newbuildings would range from $43.0 million to $50.0 million.  This capacity can also be replaced over the next 10 years by acquiring existing double-hull tank vessels as opportunities arise or by retrofitting our existing vessels.  We are currently evaluating the most cost-effective means to replace this capacity.

Liquidity Needs.  Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders, and drydocking expenditures while our long term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short term liquidity needs are cash flows from operations and borrowings under our working capital facility, while our long term sources of funds are cash from operations, long term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit agreement, described under “—Credit Agreement” below, will be sufficient to meet our liquidity needs for the next 12 months.

Credit Agreement.  We have a three-year $47.0 million credit agreement with two lending institutions which expires in January 2007.  The credit agreement comprises a $10.0 million senior secured revolving working capital facility, a $30.0 million senior secured revolving acquisition facility, and a $7.0 million senior secured standby letter of credit facility.

The working capital facility can be used for any purpose in the ordinary course of business, including ongoing working capital needs, documentary letters of credit, and distributions.    Amounts borrowed and repaid under the working capital facility may be re-borrowed.  We are required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.  There were no amounts outstanding under the working capital facility as of September 30, 2004.

The acquisition facility is used to finance acquisitions, including the acquisition of additional vessels.  Interest under the acquisition facility is payable monthly for 18 months after each borrowing.  After the expiration of 18 months, or upon the earlier expiration of the credit agreement, we must either repay the entire outstanding principal amount or exercise an option to refinance the then outstanding borrowings over 60 months based on a 10-year amortization schedule, with a balloon payment for any unpaid amount due at the end of such term.  We cannot exercise this option if an event of default exists under any facility.  As of September 30, 2004, $3.9 million was outstanding under the acquisition facility.

We have utilized $6.5 million of the standby letter of credit facility as collateral in connection with security granted to the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to the financial agreements governing our Title XI borrowings.  For more information, please read “—Title XI Borrowings” below.

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

Indebtedness under the facilities bears interest at a rate equal to the greater of KeyBank N.A.’s prime rate or the federal funds effective rate plus 0.5%, or LIBOR plus 2.50%.  We incur quarterly commitment fees based on the unused amount of the credit facilities.

We are required to use 100% of the net proceeds of certain vessel sales outside the ordinary course of business, exceeding specified levels, and 100% of the net proceeds from certain insurance, litigation awards or other material recovery events to repay borrowings under the credit agreement, subject to permitted reinvestments and replacements.

Under the terms of the credit facility, we are prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration.  Events of default include, among others:

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

Other Term Loans.  To finance the January 2004 acquisition of a 140,000-barrel capacity double-hull tank barge and related tugboat, we entered into a seven-year, $25.0 million term loan. Our obligations under this agreement are secured by a first priority security interest in the two vessels.  We have assigned to the lender all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels.  The loan is repayable in monthly installments of $139,155, plus interest at an annual rate of 30-day LIBOR plus 2.95%, with a balloon payment of the remaining principal balance at maturity in 2011.

To finance the rebuilding of the DBL 105 and the retrofitting of the DBL 155, we entered into an agreement with a financial institution in May 2004 to provide $20.0 million of term loans to permanently finance these vessels upon completion of the respective projects.  These loans are due seven years from the date of drawdown, at which time a balloon payment of the remaining principal balance is due.  The loans are payable in monthly installments of principal plus accrued interest at an annual rate of 30-day LIBOR plus 2.40%.  Upon delivery of the DBL 105 in May 2004, we borrowed $10.9 million under this agreement, which is collateralized by the tank barge and a tugboat. We have assigned to the lender all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. The loan is repayable in monthly installments of $64,876 plus interest.  A similar term loan of $9.1 million, repayable in monthly installments of $54,171 plus interest, was entered into upon redelivery of the DBL 155 in early September 2004.

Under the terms of these term loan agreements, we are prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration.  Events of default under these agreements are substantially identical to those under the credit agreement described above under “—Credit Agreement”.

The term loans also require us to adhere to the same financial covenants and restrictions as our credit agreement.  See “—Credit Agreement” above.

Title XI Borrowings.  To permanently finance construction of four new tank barges, we applied for and received from MARAD a guarantee of obligations for mortgage financing pursuant to Title XI of the Merchant Marine Act of 1936.  Under this program, this long-term financing is guaranteed by the full faith and credit of the United States of America, and is collateralized by the tank barges constructed and certain other agreements.  The guarantee amount of $40.4 million is equal to 87.5% of the MARAD-approved cost of construction of the four tank barges, which includes qualifying financing costs.  We refer to our obligations relating to this financing as our “Title XI borrowings”.

On June 7, 2002, we privately placed $40.4 million of bonds (the “Title XI bonds”), which were guaranteed by MARAD.  The proceeds of $39.1 million, net of certain closing fees, were deposited in an escrow account with the U.S. Department of the Treasury.  The Title XI bonds were issued in four series and bear interest at a weighted average fixed rate of 6.2% per year. Each series is repayable over 25 years beginning six months after the delivery date of the related tank vessel.

On July 26, 2002, February 5, 2003, June 27, 2003, and January 16, 2004, respectively, the delivery dates of the four tank barges, we drew down the portion of the escrow account relating to the particular vessel.  Principal repayment of these bonds, excluding interest, will total $1.6 million for fiscal 2005 and for each fiscal year thereafter until the debt is repaid.

The agreements with MARAD governing the Title XI borrowing guarantees are collateralized by a first priority security interest, subject to permitted liens, on the four Title XI vessels.  In addition, throughout the term of the Title XI bonds, we will cause additional funds in the aggregate sum of $8.0 million to be made available to the U.S. Secretary of Transportation, (the “Secretary”) in the form of one or more letters of credit and/or additional cash deposits ($1.5 million minimum for cash deposits) to the escrow account that we maintain pursuant to the terms of the Title XI agreements.  We are obligated under the financial agreement with MARAD to escrow on a monthly basis one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments. We have also granted MARAD first priority security interests in additional vessels having an orderly liquidation value of $10.0 million.

The financial agreements relating to the Title XI bonds enable us to make distributions of our available cash in accordance with the terms of our partnership agreement, except under any of the following circumstances, in which case distributions would require the written consent of the Secretary:

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

•                  bankruptcy or insolvency events involving us, the operating partnership or any of our subsidiaries; or

•                  exceeding $5.0 million of indebtedness incurred for the purpose of making distributions or indemnity payments to the Predecessor and certain of its affiliates.

The Title XI financial agreements also contain various covenants that generally prohibit us, without the Secretary’s written consent, from:

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

In addition, unless (a) we maintain a consolidated fixed charge coverage ratio (as defined in the financial agreement) of at least 3.0 to 1.0, (b) after giving effect to a transaction or transactions, our consolidated net worth exceeds our consolidated long-term debt, and (c) after giving effect to a transaction or transactions, our consolidated net worth is at least initially $90.0 million (or in any fiscal year after our 2004 fiscal year, is at least 90% of our consolidated net worth as of the last day of the immediately preceding fiscal year but shall not be lower than $90.0 million), we will not be allowed, without the Secretary’s written consent, to:

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

Contingencies.

We are a party to various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters.  All of these personal injury, collision and casualty claims are fully covered by insurance, subject to deductibles ranging from $25,000 to $100,000.  We accrue on a current basis for estimated deductibles we expect to pay.

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering.  EW Transportation LLC and its predecessors were dismissed from 37 of these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000, have settled another case for $1,000 which is pending dismissal, and are in the process of settling the other case.  We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

EW Transportation Corp., a predecessor to the Partnership, has come under audit with respect to the New York State Petroleum Business Tax (“PBT”) which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Since the boundaries of these waters have not been defined, EW Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by the Partnership.  In accordance with the agreements entered into in connection with our initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Predecessor.  We will record any liability for periods subsequent to January 14, 2004 when such amounts can be reasonably estimated.

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

Critical Accounting Policies

The accounting treatment of a particular transaction is dictated by generally accepted accounting principles and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available.  We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.  We believe that, of our significant accounting policies discussed in note 3 to our consolidated financial statements included herein, the following may involve a higher degree of judgment.

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

Depreciation

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—five to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hulled tank vessels, these useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90.  Also included in vessels are drydocking expenditures that are capitalized and amortized over three years.  Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets.  Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.  To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recovery of the carrying amount of a vessel might not be possible.  Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels.  If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value by appraisal.  Our assumptions and estimates would include, but not be limited to, the estimated fair market value of the assets and their estimated future cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values.  Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

Deferred Income Taxes

We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect in the jurisdictions where we operate for the years in which the differences are projected to reverse.  A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized.

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

•                  estimated future expenditures for drydocking and maintenance of our tank vessels’ operating capacity;

•                  our plans for the retirement or retrofitting of tank vessels and the expected delivery, and cost, of newbuild vessels;

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

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not limited to:

•                  insufficient cash from operations;

•                  a decline in demand for refined petroleum products;

•                  a decline in demand for tank vessel capacity;

•                  intense competition in the domestic tank vessel industry;

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Our Title XI bonds bear interest at fixed interest rates ranging from 6.17% to 6.26%.  Borrowings under our credit agreement and our outstanding term loans bear interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate.  Based on the aggregate $47.7 million of floating rate debt outstanding as of September 30, 2004, the impact of a 1% increase in LIBOR would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $0.5 million on an annual basis.

Item 4.           Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

The Partnership is subject to various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are subject to deductibles with respect to our insurance coverage that range from $25,000  to $100,000 per incident, and we provide on a current basis for estimated payments thereunder.

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering.  EW Transportation LLC and its predecessors were dismissed from 37 of these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000, have settled another case for $1,000, and are in the process of settling the other case.  We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

On May 27, 2003, the United States of America filed suit against EW Transportation Corp. and EW Holding Corp., two of our predecessor entities, in the District Court of Rhode Island seeking for the National Pollution Funds Center (“NPFC”) to recover under subrogation rights amounts paid by the NPFC to certain claimants in connection with an oil spill by an EW Holding Corp. vessel in 1996, and to recover contractor costs and administrative costs incurred by the NPFC.  The total claims made were approximately $5.9 million.   However, in addition to defenses which EW Transportation Corp. and EW Holding Corp. may have against the claims, EW Transportation Corp. and EW Holding Corp. believe that any amounts payable under this claim will be fully covered by insurance or indemnified against by the prior owners of EW Holding Corp.

EW Transportation Corp. has also received notice that it is a potentially responsible party (“PRP”) in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997.  This proceeding involves numerous waste generators and waste transportation and disposal companies and seeks to allocate or recover costs associated with site investigation and cleanup.  We believe our share of liability, if any, will be immaterial to our financial position, results of operations, and cash flows given our limited dealings with the site.  Estimates of the degree of remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make.  It is also possible that technological, regulatory or enforcement developments, the results of environmental studies and the inability of other PRPs to contribute to settlements of such liability could require us to incur some costs, the amount of which is not possible to estimate. These costs, if any, would be subject to insurance and certain indemnifications.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

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

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 5, 2004	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: November 5, 2004	By:	/s/ John J. Nicola
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