Form 10-Q
period 2004-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2005-02-10
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

At February 8, 2005, the number of the issuer’s outstanding common units was 4,165,000.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004

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

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$57	$379
Title XI escrow account	1,201	1,220
Accounts receivable, net	13,695	11,810
Deferred taxes	40	40
Prepaid expenses and other current assets	4,010	2,389
Total current assets	19,003	15,838

Vessels and equipment, net	235,421	193,646
Construction in progress	1,121	7,722
Title XI escrow account	1,570	1,570
Deferred financing costs, net	4,035	4,172
Other assets	4,626	5,196
Total assets	$265,776	$228,144

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt and capital lease obligations	$11,466	$4,066
Accounts payable	8,439	6,811
Accrued expenses and other current liabilities	5,677	4,141
Total current liabilities	25,582	15,018

Title XI bonds	36,600	37,409
Term loans	40,006	32,942
Credit line borrowings	26,250	4,400
Capital lease obligations	3,250	—
Deferred taxes	2,936	2,677
Total liabilities	134,624	92,446
Commitments and contingencies

Partners’ capital	131,152	135,698

Total liabilities and partners’ capital	$265,776	$228,144

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

		For the Three Months Ended December 31,		For the Six Months Ended December 31,
		2004	2003	2004	2003

	Voyage revenue	$27,341	$20,541	$55,989	$43,430
	Bareboat charter and other revenue	477	530	882	1,072

	Total revenues	27,818	21,071	56,871	44,502

	Voyage expenses	5,899	3,225	11,113	7,535
	Vessel operating expenses	11,919	9,603	23,464	19,008
	General and administrative expenses	2,117	1,798	4,546	3,787
	Depreciation and amortization	4,951	4,226	10,320	8,280
	Total operating expenses	24,886	18,852	49,443	38,610

	Operating income	2,932	2,219	7,428	5,892

	Interest expense, net	1,500	2,051	2,661	4,222
	Other expense (income), net	(24)	(73)	(26)	(106)

	Income before provision for income taxes	1,456	241	4,793	1,776

	Provision for income taxes	87	36	287	266

	Net income	$1,369	$205	$4,506	$1,510

	General partner’s interest in net income	$27	—	$90	—

	Limited partners’ interest:
	Net income	$1,342	$205	$4,416	$1,510
	Net income per unit (basic and diluted)	$0.16	$0.04	$0.53	$0.31
Weighted average units outstanding	- basic	8,330	4,830	8,330	4,830
	- diluted	8,391	4,830	8,365	4,830

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	TOTAL
	Common		Subordinated
	Units	$	Units	$

Balance at June 30, 2004	4,165	$85,760	4,165	$48,655	$1,283	$135,698

Net income		2,208		2,208	90	4,506

Cash distributions		(4,436)		(4,435)	(181)	(9,052)

Balance at December 31, 2004	4,165	$83,532	4,165	$46,428	$1,192	$131,152

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,506	$1,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,644	8,556
Payment of drydocking expenditures	(2,645)	(3,448)
Provision for doubtful accounts	94	56
Deferred income taxes	259	259
Accrued supplemental interest	—	360
Other	56	24
Changes in operating working capital:
Accounts receivable	(1,979)	(561)
Prepaid expenses and other current assets	(1,617)	(249)
Accounts payable	2,628	(802)
Accrued expenses and other current liabilities	1,536	989
Other assets	106	(149)
Net cash provided by operating activities	13,588	6,545

Cash flows from investing activities:
Vessel acquisitions	(20,755)	—
Capital expenditures	(3,544)	(3,227)
Construction of tank vessels	(7,706)	(10,847)
Net cash used in investing activities	(32,005)	(14,074)

Cash flows from financing activities:
Net increase in credit line borrowings	21,850	9,618
Proceeds from issuance of long-term debt	9,101	7,300
Payments on term loans	(2,181)	(8,259)
Financing costs paid – equity offerings	—	(583)
Financing costs paid – debt issuance	(186)	(552)
Decrease in book overdrafts	(1,437)	(54)
Collection of members’ notes receivable	—	49
Distributions to partners	(9,052)	—
Net cash provided by financing activities	18,095	7,519

Cash and cash equivalents:
Net decrease	(322)	(10)
Balance at beginning of the period	379	26
Balance at end of the period	$57	$16

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,331	$3,685
Income taxes	$—	$7

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

On July 8, 2003, K-Sea Transportation Partners L.P. (the “Partnership”) was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (“K-Sea LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (collectively, the “Predecessor”).  K-Sea LLC and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and, more recently, the Gulf of Mexico.  On January 14, 2004, the Predecessor contributed assets and liabilities constituting its business to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 665,000 common units (all of which were subsequently redeemed) and 4,165,000 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.

The transfer to the Partnership of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.

The unaudited interim consolidated financial statements included in this report as of December 31, 2004, and for the three- and six-month periods ended December 31, 2004 and 2003, are for the Predecessor for all periods prior to January 14, 2004.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the year ended June 30, 2004 (the “Form 10-K”).  The June 30, 2004 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

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

3.                                      Acquisition of Mid-Atlantic Fleet

On December 8, 2004, the Partnership acquired ten tank barges and seven tugboats from Bay Gulf Trading Company, Ltd. of Norfolk, Virginia and its affiliates.  The addition of this capacity represented a 10.6% increase in the aggregate barrel-carrying capacity of the Partnership’s fleet.  The purchase price of $21,000 (excluding acquisition related costs) included a water treatment facility in Norfolk.  The transaction was financed using the Partnership’s available credit lines and the purchase price allocated to the individual assets acquired based on independent appraisals, which are included in vessels and equipment, net, in the consolidated balance sheet.  The Partnership expects the vessels to be fully integrated into its operations during the quarter ending March 31, 2005, after completion of certain required modifications.  This acquisition did not have a material impact on the Partnership’s results of operations for the three months ended December 31, 2004.

4.                                      Significant Accounting Policies

Cash and Cash Equivalents.  Cash equivalents include time deposits with maturities of three months or less when purchased and cash on deposit at a financial institution.

Vessels and Equipment.  Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels - five to twenty-five years; tugboats – twenty years; and pier and office equipment – five years.  For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”).  OPA 90 requires that 21 of the Partnership’s single-hull tank vessels, representing 29% of total barrel-carrying capacity, be retired or retrofitted by December 31, 2014.  This percentage reflects five single-hull tank barges acquired in December 2004, and also the phase-out of two single-hull tank barges on December 31, 2004.

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

Fuel Supplies.  Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $1,684 and $1,170 as of December 31 and June 30, 2004, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.  Direct costs associated with obtaining long-term debt financing are deferred and amortized over the terms of the related financings.  Deferred financing costs are stated net of accumulated amortization which, at December 31 and June 30, 2004, amounted to $998 and $675, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses totaling $659 and $571 at December 31 and June 30, 2004, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Income Taxes.  The provisions for income taxes for the three- and six-month periods ended December 31, 2004 and 2003 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership and Predecessor, respectively, for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating partnership’s corporate subsidiary.  The Partnership’s effective tax rate for the six-month period ended December 31, 2004 was lower than the Predecessor’s for the comparable prior year period because a smaller portion of the Partnership’s pretax income related to the operating partnership’s corporate subsidiary.

Prior to the Partnership’s initial public offering, K-Sea LLC was a limited liability company and treated as a partnership for income tax purposes.  Accordingly, it was not responsible for federal, state and local income taxes, as its profits and losses were passed directly to its members for inclusion in their income tax returns.  K-Sea LLC was subject to the New York City Unincorporated Business Tax, and its subsidiaries were C Corporations that were subject to federal, state and local income taxes.

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

Unit Based Compensation.  Awards of unit options, phantom units and distribution equivalent rights under the Partnership’s Long-Term Incentive Plan are accounted for as compensation cost.  Compensation cost for unit options and phantom units is recognized using the intrinsic value method based on the market value of the common units over the vesting period, on a straight-line basis.  On October 1, 2004, 52,000 phantom units were awarded to employees and one non-employee director.  As of December 31, 2004, 61,000 phantom units were outstanding, and the related non-cash compensation expense for the six months ended December 31, 2004 totaled $153.

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

5.                                      Vessels and Equipment and Construction in Progress

 Vessels and equipment and construction in progress comprised the following:

	December 31, 2004	June 30, 2004

Vessels	$302,234	$251,295
Pier and office equipment	2,938	2,189
	305,172	253,484
Less accumulated depreciation and amortization	(69,751)	(59,838)
Vessels and equipment, net	$235,421	$193,646

Construction in progress	$1,121	$7,722

Depreciation and amortization of vessels and equipment was $4,747 and $9,913, respectively, for the three- and six-months ended December 31, 2004 and $4,226 and $8,232, respectively, for the three- and six-months ended December 31, 2003.  Such depreciation and amortization includes amortization of drydocking expenditures of $1,541 and $3,624 for the three- and six-months ended December 31, 2004 and $1,819 and $3,504, respectively, for the three- and six-months ended December 31, 2003.  Two single-hull tank vessels phased-out, as required by OPA 90, on December 31, 2004.

As described in note 3, the Partnership acquired ten tank barges and seven tugboats in December 2004.  The Partnership also signed an agreement with a shipyard in September 2004 to construct a new 100,000-barrel tank barge which is expected to be delivered during the fall of 2005. The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13,000 to $14,000.  This newbuilding will be financed using the Partnership’s credit lines and cash from operations.

Construction in progress at December 31, 2004 includes expenditures on the new 100,000-barrel tank barge and certain other projects.  Additionally, assets under capital lease totaling $10,000 are included in vessels.

6.                                      Financing

The Partnership’s outstanding debt balances were as follows:

	December 31, 2004	June 30, 2004

Title XI bonds, issued in four series and due in 2027-2029, and bearing interest at fixed rates averaging 6.21%	$38,218	$39,027
Term loans	43,104	35,390
Capital lease obligations	10,000	—
Credit line borrowings	26,250	4,400
	117,572	78,817
Less current portion	(11,466)	(4,066)
	$106,106	$74,751

In January 2004, the Partnership entered into a new, three-year $47,000 credit agreement, which comprises a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.  Borrowings under the credit facilities bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.5%, or (b) 30-day LIBOR plus 2.5%.  The Partnership also incurs commitment fees, payable quarterly, of 0.25% of the unused amount of the working capital and acquisition facilities.  The credit agreement is collateralized by vessels having an orderly liquidation value of at least $71,000.  As of December 31, 2004, the Partnership had drawn down $26,250 of the acquisition facility to finance the acquisition of the vessels and water treatment facility described in note 3, the construction of the new 100,000-barrel tank barge described in note 4, and certain other projects.  Borrowings under the acquisition facility are due in 18 months, or upon the earlier expiration of the credit agreement, at which time they must either be repaid or converted to a five-year term loan at the option of the Partnership.

In June 2002, the Partnership issued four series of bonds to provide long-term financing for the construction of four new double-hull tank barges.  The bonds are guaranteed by the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”), which guarantee is collateralized by, among other things, the newbuild vessels.  The related agreements require the Partnership to make available to MARAD additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (a minimum of $1,519) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000.  As of December 31, 2004, the Partnership had escrowed with MARAD $1,519 in cash and $6,485 in standby letters of credit, and has pledged the additional vessels.  In addition, the Partnership is obligated each month to place in escrow with MARAD one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments.

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

7.                                      Contingencies

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

8.                                      New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R),  Share-Based Payment (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The Partnership is required to adopt this new standard on July 1, 2005 and is in the process of determining which method of adoption it will elect as well as the potential impact the adoption will have on its consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States and Gulf of Mexico.    Our fleet of 42 tank barges, 2 tankers and 26 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With 2.5 million barrels of capacity at December 31, 2004, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.  We expect that the ten tank barges and seven tugboats acquired in December 2004 will be fully integrated into our operations during the quarter ending March 31, 2005, after completion of certain required modifications.

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

Recent Events

On December 8, 2004, we acquired ten tank barges and seven tugboats from Bay Gulf Trading Company, Ltd. of Norfolk, Virginia and its affiliates.  The addition of this capacity represented a 10.6% increase in our aggregate barrel-carrying capacity.  The purchase price of $21 million (excluding acquisition related costs), included a water treatment facility.The transaction was financed using our available credit lines and the purchase price allocated to the individual assets acquired based on independent appraisals,which are included in vessels and equipment, net, in our consolidated balance sheets.  We expect that these vessels will be fully integrated into our operations during the quarter ending March 31, 2005, after completion of certain required modifications.  This acquisition did not have a material impact on our results of operations for the three months ended December 31, 2004.

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

•                  Coastwise and local trades. Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid Atlantic states to points as far north as Canada and as far south as Cape Hatteras and from points within the Gulf Coast region to other points within that region or to the Northeast. We also have one tank barge that has transported agricultural products to international destinations. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Voyage revenue	$27,341	$20,541	$55,989	$43,430
Voyage expenses	5,899	3,225	11,113	7,535
Net voyage revenue	21,442	17,316	44,876	35,895
Bareboat charter and other revenue	477	530	882	1,072
Vessel operating expenses	11,919	9,603	23,464	19,008
% of net voyage revenue	55.6%	55.5%	52.3%	53.0%
General and administrative expenses	2,117	1,798	4,546	3,787
% of net voyage revenue	9.9%	10.4%	10.1%	10.6%
Depreciation and amortization	4,951	4,226	10,320	8,280
Operating income	2,932	2,219	7,428	5,892
% of net voyage revenue	13.7%	12.8%	16.6%	16.4%
Interest expense, net	1,500	2,051	2,661	4,222
Other expense (income), net	(24)	(73)	(26)	(106)
Income before provision for income taxes	1,456	241	4,793	1,776
Provision for income taxes	87	36	287	266
Net income	$1,369	$205	$4,506	$1,510

Net voyage revenue by trade
Coastwise
Total tank vessel days	1,726	1,444	3,422	2,900
Days worked	1,470	1,233	3,033	2,557
Scheduled drydocking days	103	90	103	179
Net utilization	85%	85%	89%	88%
Average daily rate	$10,612	$9,438	$11,123	$9,833
Total coastwise net voyage revenue	$15,599	$11,637	$33,735	$25,143
Local
Total tank vessel days	1,318	1,288	2,606	2,484
Days worked	1,064	1,090	2,013	2,106
Scheduled drydocking days	97	74	154	125
Net utilization	81%	85%	77%	85%
Average daily rate	$5,491	$5,210	$5,535	$5,105
Total local net voyage revenue	$5,843	$5,679	$11,141	$10,752
Tank vessel fleet
Total tank vessel days	3,044	2,732	6,028	5,384
Days worked	2,534	2,323	5,046	4,663
Scheduled drydocking days	200	164	257	304
Net utilization	83%	85%	84%	87%
Average daily rate	$8,462	$7,454	$8,893	$7,698
Total fleet net voyage revenue	$21,442	$17,316	$44,876	$35,895

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net Voyage Revenue

Voyage revenue was $27.3 million for the three months ended December 31, 2004, an increase of $6.8 million, or 33%, as compared to voyage revenue of $20.5 million for the three months ended December 31, 2003.  Voyage expenses were $5.9 million for the three months ended December 31, 2004, an increase of $2.7 million (83%) compared to voyage expenses of $3.2 million incurred for the three months ended December 31, 2003.

Net voyage revenue was $21.4 million for the three months ended December 31, 2004, which exceeded net voyage revenue of $17.3 million for the three months ended December 31, 2003 by $4.1 million, or 24%.  In our coastwise trade, net voyage revenue was $15.6 million, an increase of $4.0 million, or 34%, as compared to $11.6 million in the three months ended December 31, 2003.  Net utilization in our coastwise trade was 85% for the three-month periods ended December 31, 2004 and December 31, 2003.  Increases in coastwise net voyage revenue were positively impacted by an increase in days worked by our vessels, as follows: (1) a full quarter’s operation of the DBL 102, construction of which was completed and the vessel placed in service in January 2004, (2) a full quarter’s operation of the DBL 140, which was purchased in January 2004,  (3) a full quarter’s operation of the DBL 105, which completed its modification for petroleum transportation and was placed in service in May 2004, and (4) the return of the KTC 80 from bareboat charter in November 2003.  These increases were partially offset by the sale of the KTC 135 in April 2004, in anticipation of its OPA 90 phase-out, almost two months of drydocking of one tug/barge unit in anticipation of its entering into a new three-year time charter which commenced in January 2005, a longer than anticipated break-in period for a recently delivered barge, and certain seasonal market factors normally encountered in our second quarter, such as changes in inventory levels for clean oil products (e.g., gasoline and home heating oil) relating to the onset of winter.  Coastwise net voyage revenue also benefited from a 12% increase in average daily rates, to $10,612 for the three months ended December 31, 2004 from $9,438 for the three months ended December 31, 2003.  Average daily rates were positively impacted by the continuing strong demand for petroleum products, increasing oil prices, and the addition of the several larger vessels described above, which generate higher average daily rates.

Net voyage revenue in our local trade for the three months ended December 31, 2004 increased by $0.2 million, or 3%, to $5.8 million from $5.6 million.  Net utilization in our local trade, which was 81% for the three months ended December 31, 2004 compared to 85% for the three months ended December 31, 2003, was adversely impacted by higher unscheduled repair days for one of our small tankers.  Average daily rates in our local trade, however, improved 5% to $5,491 for the three months ended December 31, 2004 from $5,210 for the three months ended December 31, 2003, reflecting positive impacts of strong customer demand.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was substantially unchanged at $0.5 million for the three month periods ended December 31, 2004 and 2003.  The fiscal 2004 period included $0.1 million of revenue generated from chartering out the KTC 80, which was redelivered to us in November 2003.

Vessel Operating Expenses

Vessel operating expenses were $11.9 million for the three months ended December 31, 2004, an increase of $2.3 million, or 24%, as compared to $9.6 million for the three months ended December 31, 2003.  Vessel operating expenses as a percentage of net voyage revenue increased to 55.6% for the three months ended December 31, 2004 from 55.5% for the second quarter of fiscal 2004.  Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “Net voyage revenue” above, and an additional tugboat purchased in January 2004.  Outside towing expense increased by $1.1 million for the three months ended December 31, 2004 due to the need for additional tugboats to satisfy increased demand for our tank vessels.

Depreciation and Amortization

Depreciation and amortization was $5.0 million for the three months ended December 31, 2004, an increase of $0.8 million compared to $4.2 million for the three months ended December 31, 2003.  The increase resulted from additional depreciation on our newbuild and purchased vessels as described above.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended December 31, 2004, an increase of $0.3 million, or 18%, as compared to general and administrative expenses of $1.8 million for the three months ended December 31, 2003.  As a percentage of net voyage revenue, general and administrative expenses decreased to 9.9% for the three months ended December 31, 2004 from 10.4% for the three months ended December 31, 2003.   The fiscal 2005 second quarter included $0.3 million in additional expenses relating to our new reporting and other requirements as a publicly traded partnership that we did not incur in the comparative prior year period.

Interest Expense, Net

Net interest expense was $1.5 million for the second quarter of fiscal 2005, or $0.6 million lower than the three months ended December 31, 2003.  The decrease resulted from the significant reduction of higher cost debt in connection with our initial public offering in January 2004.

Provision For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended December 31, 2004, this rate was 6.0% as compared to a rate of 15.0% for the three months ended December 31, 2003, which related to the Predecessor.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income taxes on the taxable income of our operating partnership’s corporate subsidiary.  Our effective tax rate for the quarter ended December 31, 2004 was lower than the Predecessor’s for the comparable prior year period because a smaller portion of our pretax income was contributed by our operating partnership’s corporate subsidiaries.

Net Income

Net income was $1.4 million for the three months ended December 31, 2004, an increase of $1.2 million compared to net income of $0.2 million for the three months December 31, 2003.   The increase resulted primarily from the $0.7 million increase in operating income and the $0.6 million decrease in interest expense described above.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Net Voyage Revenue

Voyage revenue was $56.0 million for the six months ended December 31, 2004, an increase of $12.6 million, or 29%, as compared to voyage revenue of $43.4 million for the six months ended December 31, 2003.  Voyage expenses were $11.1 million for the six-months ended December 31, 2004, an increase of $3.6 million (47%) compared to voyage expenses of $7.5 million incurred for the six-months ended December 31, 2003.

Net voyage revenue was $44.9 million for the six months ended December 31, 2004, which exceeded net voyage revenue of $35.9 million for the six months ended December 31, 2003 by $9.0 million, or 25%.  In our coastwise trade, net voyage revenue was $33.7 million for the six months ended December 31, 2004, an increase of $8.6 million, or 34%, as compared to $25.1 million for the six months ended December 31, 2003.   Net utilization in our coastwise trade was 89% for the six-months ended December 31, 2004 compared to 88% for the six-months ended December 31, 2003.   Increases in coastwise net voyage revenue were positively impacted by an increase in days worked by our vessels, as follows: (1) a full quarter’s operation of the DBL 102, construction of which was completed and the vessel placed in service in January 2004, (2) a full quarter’s operation of the DBL 140, which was purchased in January 2004,  (3) a full quarter’s operation of the DBL 105, which completed its modification for petroleum transportation and was placed in service in May 2004, and (4) the return of the KTC 80 from bareboat charter in November 2003.  These increases were partially offset by the sale of the KTC 135 in April 2004 in anticipation of its OPA 90 phase-out, almost two months of drydocking of one integrated tug/barge unit in anticipation of its entering into a new three-year time charter that commenced in January 2005, and a longer than anticipated break-in period for a recently delivered barge.  Coastwise net voyage revenue also benefited from a 13% increase in average daily rates to $11,123 for the six months ended December 31, 2004 from $9,833 for the six months ended December 31, 2003.  Average daily rates were positively impacted by the continuing strong demand for petroleum products, increasing oil prices, and the addition of the several larger vessels described above, which generate higher average daily rates.

Net voyage revenue in our local trade for the six months ended December 31, 2004 increased by $0.4 million, or 4%.  Net utilization in our local trade was 77% for the six-months ended December 31, 2004 compared to 85% for the six-months ended December 31, 2003, adversely impacted by higher unscheduled repair days for one of our small tankers.  Average daily rates in our local trade, however, improved 8% to $5,535 for the six months ended December 31, 2004 from $5,105 for the six-months ended December 31, 2003, positively impacted by additional short-term work for a customer in the Northeast and strong overall customer demand.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $0.9 million for the six months ended December 31, 2004, compared to $1.1 million for the six months ended December 31, 2003.  The fiscal 2004 period included $0.3 million of revenue generated from chartering out the KTC 80, which was redelivered to us in November 2003.

Vessel Operating Expenses

Vessel operating expenses were $23.5 million for the six months ended December 31, 2004, an increase of $4.5 million, or 23%, as compared to $19.0 million for the six months ended December 31, 2003.  Vessel operating expenses as a percentage of net voyage revenue decreased to 52.3% for the six months ended December 31, 2004 from 53.0% for the six months ended December 31, 2003.  Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above, and an additional tugboat purchased in January 2004.  Outside towing expense increased by $2.1 million due to the need for additional tugboats to satisfy increased demand for our tank vessels, and to replace certain tugboats during re-powering projects.

Depreciation and Amortization

Depreciation and amortization was $10.3 million for the six months ended December 31, 2004, an increase of $2.0 million compared to $8.3 million for the six months ended December 31, 2003.  The increase resulted from additional depreciation on our newbuild and purchased vessels as described above, plus additional depreciation to reduce the salvage value for the two single-hull vessels which phased out on December 31, 2004.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the six months ended December 31, 2004, an increase of $0.7 million, or 20%, as compared to general and administrative expenses of $3.8 million for the six months ended December 31, 2003.  As a percentage of net voyage revenue, general and administrative expenses decreased to 10.1% for the six months ended December 31, 2004 from 10.6% for the first half of fiscal 2004.   The fiscal 2005 second quarter included $0.7 million in additional expenses relating to our new reporting and other requirements as a publicly traded partnership that we did not incur in the comparative prior year period.

Interest Expense, Net

Net interest expense was $2.7 million for the six months ended December 31, 2004, or first quarter of fiscal 2005, or $1.6 million lower than the six months ended December 31, 2003.  The decrease resulted from the significant reduction of higher cost debt in connection with our initial public offering in January 2004.

Provision For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the six months ended December 31, 2004, this rate was 6.0% as compared to a rate of 15.0% for the six months ended December 31, 2003, which related to the Predecessor.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income taxes on the taxable income of our operating partnership’s corporate subsidiary.  Our effective tax rate for the quarter ended December 31, 2004 was lower than the Predecessor’s for the comparable prior year period because a smaller portion of our pretax income was provided by our operating partnership’s corporate subsidiaries.

Net Income

Net income was $4.5 million for the six months ended December 31, 2004, an increase of $3.0 million compared to net income of $1.5 million for the six months December 31, 2003.   The increase resulted primarily from the $1.5 million increase in operating income and the $1.6 million decrease in interest expense described above.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $13.6 million for the six months ended December 31, 2004, an increase of $7.0 million compared to $6.6 million for the six months ended December 31, 2003.  The increase resulted from the improved results of operations, after adjusting for non-cash expenses such as depreciation and amortization, and a decrease of $0.8 million in drydocking expenditures in the six months ended December 31, 2004 compared to the six months ended December 31, 2003.

Investing Cash Flows.  Net cash used in investing activities totaled $32.0 million for the six months ended December 31, 2004, compared to $14.1 million for the six months ended December 31, 2003.  The six months ended December 31, 2004 included $20.8 million, including certain acquisition related costs, to acquire the vessels and the water treatment facility described under “Recent Events” above.  Other capital expenditures, relating primarily to various tugboat coupling and re-powering projects,  totaled $3.5 million in the six months ended December 31, 2004 compared to $3.2 million in the comparative prior year period.  Tank vessel construction in the six months ended December 31, 2004 included final payments for the double hulling of the DBL 155, and progress payments on construction of a new 100,000-barrel tank barge.  Tank vessel construction in the comparative prior year period included payments for building the DBL 102 and retrofitting the DBL 105.

Financing Cash Flows.  Net cash provided by financing activities was $18.1 million for the six months ended December 31, 2004, compared to $7.5 million provided by financing activities for the six months ended December 31, 2003.  The primary financing activities in the first six months of fiscal 2005 were an increase of $21.9 million under our credit facility made primarily to finance the acquisition of the vessels and the water treatment facility discussed under “Recent Events” above, $9.1 million of borrowings under a new $20 million facility to partially finance the double hulling of the DBL 155, and $9.1 million in distributions to partners as described in “—Payment of Distributions” below.  In the six months ended December 31, 2003, we increased our credit line and short-term debt borrowings by an aggregate of $16.9 million, primarily to finance tank vessel construction, and repaid term loans totaling $8.3 million.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared quarterly distributions to unitholders of $0.525 per unit in respect of the quarter ended June 30, 2004, which was paid on August 16, 2004 to unitholders of record on August 12, 2004, and $0.54 per unit in respect of the quarter ended September 30, 2004, which was paid on November 15, 2004 to unitholders of record on November 10, 2004.  Such distribution payments totaled $9.1 million.  On January 28, 2005, the board declared a quarterly distribution of $0.54 per unit in respect of the quarter ended December 31, 2004, payable on February 14, 2005 to unitholders of record on February 8, 2005.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90.  OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through 2014, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  Two vessels, the KTC 90 and the KTC 96, phased out on December 31, 2004.  To replace these two vessels, and two other vessels which phased out in December 2002 and April 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years.  All of these vessels have now been delivered.  These new tank barges have been coupled with tugboats we already own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability.  We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described below under “—Title XI Borrowings”.  As of December 31, 2004, after the phase-out of the two single-hull tank barges and the acquisition of the tank barges described under “Recent Events” above, approximately 71% of the barrel-carrying capacity of our tank vessel fleet is double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until the end of 2014.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital-intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that we will spend an average of approximately $8.8 million per year to drydock and maintain operating capacity.  We expect to adjust this amount during the quarter ending March 31, 2005 to reflect the vessel acquisitions made in December 2004 as described under “Recent Events” above.  We expect actual  drydocking expenditures to approximate $7.5 million in fiscal 2005.  In addition, we anticipate that we will spend $0.5 million annually in general capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and /or to upgrade our overall fleet efficiency.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures, including vessel acquisitions, for the periods presented (in thousands):

	Six months ended December 31,
	2004	2003
Maintenance capital expenditures	$2,801	$3,837
Expansion capital expenditures (including vessel acquisitions)	24,143	2,838
Total capital expenditures	$26,944	$6,675
Construction of tank vessels	$7,706	$10,847

In September 2004, we signed an agreement with a shipyard to construct a new 100,000-barrel tank barge which is expected to be delivered during the fall of 2005.  The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13.0 to 14.0 million, substantially all of which remains to be spent.  This newbuilding will be financed using our credit facilities plus cash from operations.

Additionally, we intend to retire or retrofit 21 single-hull tank vessels, which at December 31, 2004 represented approximately 29% of our barrel-carrying capacity after giving effect to the phase-out of two single-hull tank barges and the acquisition of five single-hull tank barges in connection with the December 2004 acquisition described above.  We estimate that the current cost to replace the 29% of our barrel-carrying capacity represented by those tank vessels with newbuildings would range from $53.0 million to $60.0 million.  This capacity can also be replaced by December 2014 by acquiring existing double-hull tank vessels as opportunities arise, or by retrofitting our existing vessels.  We are currently evaluating the most cost-effective means to replace this capacity.

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

The working capital facility can be used for any purpose in the ordinary course of business, including ongoing working capital needs, documentary letters of credit, and distributions.  Amounts borrowed and repaid under the working capital facility may be re-borrowed.  We are required to reduce all working capital borrowings to zero for a period of at least 15 consecutive days once each year.  There were no amounts outstanding under the working capital facility as of December 31, 2004.

The acquisition facility is used to finance acquisitions, including the acquisition of additional vessels.  Interest under the acquisition facility is payable monthly for 18 months after each borrowing.  After the expiration of 18 months, or upon the earlier expiration of the credit agreement, we must either repay the entire outstanding principal amount or exercise an option to refinance the then outstanding borrowings over 60 months based on a 10-year amortization schedule, with a balloon payment for any unpaid amount due at the end of such term.  We cannot exercise this option if an event of default exists under any facility.  As of December 31, 2004, $26.3 million was outstanding under the acquisition facility, including $20.5 million borrowed in connection with the December 2004 asset acquisitions.

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

To finance the rebuilding of the DBL 105 and the retrofitting of the DBL 155, we entered into an agreement with a financial institution in May 2004 to provide $20.0 million of term loans to permanently finance these vessels upon completion of the respective projects.  These loans are due seven years from the date of drawdown, at which time a balloon payment of the remaining principal balance is due.  The loans are payable in monthly installments of principal plus accrued interest at an annual rate of 30-day LIBOR plus 2.40%.  Upon delivery of the DBL 105 in May 2004, we borrowed $10.9 million under this agreement, which is collateralized by the tank barge and a tugboat. We have assigned to the lender all proceeds from charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. The loan is repayable in monthly installments of $64,876 plus interest.  Upon delivery of the DBL 155 in September 2004, we borrowed an additional $9.1 million under this agreement, repayable in monthly installments of $54,171 plus interest.

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

Restrictive Covenants.  The agreements governing the $47,000 credit facility, the Title XI borrowings and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners’ capital.

Under the terms of the credit facility and the term loans, we are prevented from declaring distributions if any event of default, as defined, occurs or would result from such declaration.  The financial agreements relating to the Title XI bonds enable us to make distributions of our available cash in accordance with the terms of our partnership agreement, except under certain defined circumstances in which case distributions would require the written consent of the Secretary.

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

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering.  EW Transportation LLC and its predecessors were dismissed from 37 of these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000, have settled another case for $1,000 which is pending dismissal, and are pursuing settlement of the other case.  We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

EW Transportation Corp., a predecessor to our Partnership, has come under audit with respect to the New York State Petroleum Business Tax (“PBT”) which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Since the boundaries of these waters have not been defined, EW Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by us.  In accordance with the agreements entered into in connection with our initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our Predecessor.  We will record any liability for periods subsequent to January 14, 2004 when such amounts can be reasonably estimated.

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

Accounts Receivable

We extend credit to our customers in the normal course of business.  We regularly review our accounts, estimate the amount of uncollectible receivables each period, and establish an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid receivables, information about the current financial strength of customers, and other relevant information.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known.  Historically, credit risk with respect to our trade receivables has generally been considered minimal because of the financial strength of our customers.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R),  Share-Based Payment (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  We are required to adopt this new standard on July 1, 2005 and are in the process of determining which method of adoption we will elect as well as the potential impact the adoption will have on our consolidated financial statements.

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

•                  the integration of recent acquisitions of tank barges and tugboats, including the timing and effects thereof;

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

•                  difficulties in integrating recently acquired vessels into our operations;

•                  failure to comply with the Jones Act;

•                  modification or elimination of the Jones Act; and

•                  adverse developments in our marine transportation business.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Our Title XI bonds bear interest at fixed interest rates ranging from 6.17% to 6.26%.  Borrowings under our credit agreement and our outstanding term loans bear interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate.  Based on the aggregate $69.4 million of floating rate debt outstanding as of December 31, 2004, the impact of a 1% increase in LIBOR would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $0.7 million on an annual basis.

Item 4.           Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

We are subject to various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are subject to deductibles with respect to our insurance coverage that range from $25,000 to $100,000 per incident, and we provide on a current basis for estimated payments thereunder.

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering.  EW Transportation LLC and its predecessors were dismissed from 37 of these lawsuits in the first half of 2003 for an aggregate sum of approximately $46,000, have settled another case for $1,000, and are pursuing settlement of the other case.  We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

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

3.3*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.4*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.5*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.6*	—

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: February 10, 2005			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: February 10, 2005			By:	/s/ John J. Nicola
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

3.3*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.4*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.5*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.6*	—

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