Form 10-Q
period 2005-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2005-05-11
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-0194477
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

3245 Richmond Terrace
Staten Island, New York 10303
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (718) 720-9306

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

At May 10, 2005, the number of the issuer’s outstanding common units was 4,167,250.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

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

i

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	June 30, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$67	$379
Title XI escrow account	658	1,220
Accounts receivable, net	15,383	11,810
Deferred taxes	40	40
Prepaid expenses and other current assets	4,339	2,389
Total current assets	20,487	15,838

Vessels and equipment, net	226,361	193,646
Construction in progress	15,527	7,722
Title XI escrow account	1,570	1,570
Deferred financing costs, net	3,454	4,172
Other assets	4,518	5,196
Total assets	$271,917	$228,144

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$2,453	$4,066
Accounts payable	13,399	6,811
Accrued expenses and other current liabilities	4,525	4,141
Total current liabilities	20,377	15,018

Title XI bonds	35,979	37,409
Term loans	14,880	32,942
Credit line borrowings	60,487	4,400
Capital lease obligation	10,000	—
Deferred taxes	2,984	2,677
Total liabilities	144,707	92,446
Commitments and contingencies

Partners’ capital	127,210	135,698

Total liabilities and partners’ capital	$271,917	$228,144

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005	2004	2005	2004

Voyage revenue	$29,706	$25,545	$85,695	$68,975
Bareboat charter and other revenue	1,131	483	2,013	1,555

Total revenues	30,837	26,028	87,708	70,530

Voyage expenses	6,261	4,108	17,374	11,643
Vessel operating expenses	12,935	10,134	36,399	29,142
General and administrative expenses	2,866	1,959	7,412	5,746
Depreciation and amortization	5,190	4,879	15,510	13,159
(Gain) loss on sale of vessel	(9)	139	(9)	139

Total operating expenses	27,243	21,219	76,686	59,829

Operating income	3,594	4,809	11,022	10,701

Interest expense, net	1,613	1,087	4,274	5,309
Loss on extinguishment of debt	1,359	3,007	1,359	3,007
Other expense (income), net	—	(25)	(26)	(131)

Income before provision (benefit) for income taxes	622	740	5,415	2,516

Provision (benefit) for income taxes	38	(17,615)	325	(17,349)

Net income	$584	$18,355	$5,090	$19,865

General partner’s interest in net income	$12	$6,603	$102	$6,603

Limited partners’ interest:
Net income	$572	$11,752	$4,988	$13,262
Net income per unit (basic and diluted)	$0.07	$1.50	$0.60	$2.28
Weighted average units outstanding - basic	8,331	7,830	8,330	5,823
- diluted	8,339	7.834	8,374	5,824

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners
	Common		Subordinated
	Units	$	Units	$	General Partner	TOTAL

Balance at June 30, 2004	4,165	$85,760	4,165	$48,655	$1,283	$135,698

Net income		2,494		2,494	102	5,090

Issuance of units under long-term incentive plan	2	65				65

Cash distributions		(6,685)		(6,685)	(273)	(13,643)

Balance at March 31, 2005	4,167	$81,634	4,165	$44,464	$1,112	$127,210

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Notes 1 and 2)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,090	$19,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,960	13,583
Payment of drydocking expenditures	(4,290)	(5,284)
Provision for doubtful accounts	162	50
Deferred income taxes	307	(17,373)
(Gain) loss on sale of vessels	(9)	139
Accrued supplemental interest	—	360
Loss on extinguishment of debt	1,359	3,007
Unit compensation costs	213	5
Other	142	64
Changes in operating working capital:
Accounts receivable	(3,735)	(5,640)
Prepaid expenses and other current assets	(1,944)	(521)
Accounts payable	6,909	(437)
Accrued expenses and other current liabilities	171	590
Other assets	(10)	338
Net cash provided by operating activities	20,325	8,746

Cash flows from investing activities:
Vessel acquisitions	(20,790)	(34,100)
Capital expenditures	(6,013)	(6,886)
Construction of tank vessels	(12,112)	(21,604)
Deposits to Title XI reserve fund	(3,001)	(675)
Proceeds from Title XI escrow funds	—	10,737
Net proceeds on sale of vessels	67	233
Net cash used in investing activities	(41,849)	(52,295)

Cash flows from financing activities:
Net increase in credit line borrowings	56,087	4,425
Proceeds from issuance of common units	—	97,877
Redemption of common units held by predecessor	—	(14,592)
Proceeds from issuance of long-term debt	24,817	32,348
Payments on term loans	(42,365)	(53,339)
Payment of subordinated debt	—	(4,500)
Financing costs paid – equity offerings	—	(10,464)
Financing costs paid – debt issuance	(798)	(1,524)
Prepayment costs on long-term debt	(293)	(6,041)
Increase (decrease) in book overdrafts	(2,593)	898
Collection of members’ notes receivable	—	49
Distributions to partners	(13,643)	—
Net cash provided by financing activities	21,212	45,137

Cash and cash equivalents:
Net (decrease) increase	(312)	1,588
Balance at beginning of the period	379	26

Balance at end of the period	$67	$1,614

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,289	$4,418
Income taxes	$8	$7
Supplemental disclosure of non-cash investing and financing activities:
Construction of tank vessel under capital lease obligation	$10,000	—

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

On July 8, 2003, K-Sea Transportation Partners L.P. (the “Partnership”) was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (since renamed EW Transportation LLC - “EW LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (since renamed EW Transportation Corp.) (collectively, the “Predecessor”).  The Partnership and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and, more recently, the Gulf of Mexico.  On January 14, 2004, the Predecessor contributed assets and liabilities constituting its business to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 665,000 common units (all of which were subsequently redeemed) and 4,165,000 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.

The transfer to the Partnership of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.

The unaudited interim consolidated financial statements included in this report as of March 31, 2005, and for the three and nine month periods ended March 31, 2005 and 2004, are for the Predecessor for all periods prior to January 14, 2004.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the year ended June 30, 2004 (the “Form 10-K”).  The June 30, 2004 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

All dollar amounts appearing in these consolidated financial statements, except for unit and per unit amounts, are in thousands.

2.                                      Initial Public Offering

On January 14, 2004, the Partnership completed its initial public offering of 3,625,000 common units at a price of $23.50 per unit.  On January 21, 2004, the Partnership sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option.  Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees of $11,776.  Concurrent with these sales, the Partnership redeemed the 665,000 common units held by EW LLC (see Note 1) at a cost of $14,592.  After the initial public offering and related redemption, there were 4,165,000 common units and 4,165,000 subordinated units outstanding.  As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.

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

Fuel Supplies.  Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,335 and $1,170 as of March 31, 2005 and June 30, 2004, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.  Direct costs associated with obtaining long-term debt financing are deferred and amortized over the terms of the related financings.  Deferred financing costs are stated net of accumulated amortization which, at March 31, 2005 and June 30, 2004, amounted to $720 and $675, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses totaling $589 and $571 at March 31, 2005 and June 30, 2004, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Income Taxes.  The provisions for income taxes for the three- and nine-month periods ended March 31, 2005 and 2004 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership and Predecessor, respectively, for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state and local corporate income taxes on the taxable income of the operating partnership’s corporate subsidiary.  The Partnership’s effective tax rate for the nine month period ended March 31, 2005 was lower than the comparable prior year period because a smaller portion of the Partnership’s pretax income related to the operating partnership’s corporate subsidiary.

Prior to the Partnership’s initial public offering, EW LLC was a limited liability company and treated as a partnership for income tax purposes.  Accordingly, it was not responsible for federal, state and local income taxes, as its profits and losses were passed directly to its members for inclusion in their income tax returns.  EW LLC was subject to the New York City Unincorporated Business Tax, and its subsidiaries were C Corporations that were subject to federal, state and local income taxes.

Certain net assets contributed to the Partnership in connection with the Partnership’s January 2004 initial public offering were transferred by the Predecessor’s C Corporation subsidiaries.  These net assets had tax bases that were lower than their carrying value for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences.  Upon transfer to the Partnership, the future reversal of these differences will be subject to the Partnership’s effective tax rate, which is significantly lower than the effective tax rate of the Predecessor’s C Corporation subsidiaries.  The effect of the change in tax rates applicable to these differences is reflected as a one-time deferred tax benefit of $17,561 for the three and nine months ended March 31, 2004.

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

Unit Based Compensation.  Awards of unit options, phantom units and distribution equivalent rights under the Partnership’s Long-Term Incentive Plan are accounted for as compensation cost.  Compensation cost for unit options and phantom units is recognized using the intrinsic value method based on the market value of the common units at the grant date and amortized over their respective vesting periods, which range from four to five years, on a straight-line basis.  As of March 31, 2005, 61,000 phantom units were outstanding, and the related compensation expense for the nine months ended March 31, 2005 and 2004 totaled $284 and $5, respectively.

Net Income per Unit.  Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest (see note 1) from its issuance date, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  For periods prior to January 14, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 4,830,000 units.

As required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), which is effective for periods beginning after March 31, 2004, the general partner’s interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of cash reserves.  Unlike available cash, net income is affected by non-cash items, such as deferred tax benefits.

As described in note 1 above, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.55 per unit.  For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable.  Therefore, since net income exceeded $0.55 per unit in the third quarter of fiscal 2004 due to recognition in that quarter of a deferred tax benefit of $17,561, the assumed distribution of all net income, pursuant to EITF 03-6, results in use of the increasing percentages to calculate the general partner’s interest in net income for the quarter ended March 31, 2004.  Notwithstanding the foregoing, the deferred tax benefit is not included in the calculation of available cash under the partnership agreement and, therefore, the general partner did not and will not receive any incentive distributions of available cash as a result of such deferred tax benefit.

4.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following:

	March 31, 2005	June 30, 2004

Vessels	$297,610	$251,295
Pier and office equipment	3,488	2,189
	301,098	253,484

Less accumulated depreciation and amortization	(74,737)	(59,838)
Vessels and equipment, net	$226,361	$193,646

Construction in progress	$15,527	$7,722

Depreciation and amortization of vessels and equipment was $4,986 and $14,899, respectively, for the three and nine months ended March 31, 2005 and $4,743 and $12,975, respectively, for the three and nine months ended March 31, 2004.  Such depreciation and amortization includes amortization of drydocking expenditures of $1,417 and $5,041, respectively for the three and nine months ended March 31, 2005 and $1,907 and $5,411, respectively, for the three and nine months ended March 31, 2004.

The Partnership acquired ten tank barges and seven tugboats in December 2004.  The purchase price of $21,300 (including acquisition related costs) included water treatment facility equipment in Norfolk, Virginia and was allocated to the individual assets acquired based on independent appraisals.

The Partnership signed an agreement with a shipyard in September 2004 to construct a new 100,000-barrel tank barge which is expected to be delivered during the fall of 2005. The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13,000 to $14,000.  The Partnership also signed an agreement with a shipyard in February 2005 to construct two new 28,000-barrel tank barges which are expected to be delivered during the first calendar quarter of 2006 and which are expected to cost, in the aggregate and after the addition of certain special equipment, in the range of $9,000 to $10,000.

Construction in progress at March 31, 2005 includes expenditures on the new 100,000-barrel tank barge, a vessel under a capital lease totaling $10,000 and certain other projects.

5.                                      Financing

The Partnership’s outstanding debt balances were as follows:

	March 31, 2005	June 30, 2004

Credit line borrowings	$60,487	$4,400
Title XI bonds, issued in four series and due in 2027-2029, and bearing interest at fixed rates averaging 6.21%	37,597	39,027
Term loans	15,715	35,390
Capital lease obligation	10,000	—
	123,799	78,817
Less current portion	(2,453)	(4,066)
	$121,346	$74,751

In January 2004, the Partnership entered into a three-year $47,000 credit agreement which comprised a $10,000 senior secured revolving working capital facility, a $30,000 senior secured revolving acquisition facility, and a $7,000 senior secured standby letter of credit facility.  On March 24, 2005, the Partnership signed a new, five-year $80,000 credit agreement with a syndicate of banks.  The new agreement replaced the Partnership’s existing $47,000 credit agreement, which was repaid and terminated.  The new agreement contains a $20,000 sublimit for letters of credit and provides that the Partnership may request an increase in the total availability of up to an additional $20,000, to a maximum of $100,000, so long as no default or event of default has occurred and is continuing.  Obligations under the new agreement are collateralized by vessels having an orderly liquidation value equal to at least the greater of (a) $50,000 and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding under the new agreement.  Borrowings under the credit facility bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.5% (a “base rate loan”), or (b) 30-day London Interbank Offered Rate (“LIBOR”) plus a margin of 1.00% to 2.00% based upon the ratio of Total Funded Debt to EBITDA, as defined.  The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.175% to 0.375% based upon the ratio of Total Funded Debt to EBITDA, as defined.  Interest on a base rate loan is payable monthly over the five-year term of agreement.  Interest on a LIBOR-based loan is due, at the Partnership’s election, one, two, three or six months after such loan is made.  Outstanding principal amounts are due upon termination.  As of March 31, 2005, outstanding borrowings under this facility totaled $60,487.  In a separate transaction on March 24, 2005, the Partnership entered into a new, three-year term loan in the amount of $11,700 bearing interest at a fixed rate of 6.25% annually.  The loan is payable in monthly principal installments of $70, with the remaining principal amount payable at maturity.  The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan.

In June 2002, the Partnership issued four series of bonds to provide long-term financing for the construction of four new double-hull tank barges.  The bonds are guaranteed by the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”), which guarantee is collateralized by, among other things, the newbuild vessels.  The related agreements require the Partnership to make available to MARAD additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (a minimum of $1,519) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000.  As of March 31, 2005, the Partnership had escrowed with MARAD $1,519 in cash and $6,485 in standby letters of credit, and has pledged the additional vessels.  In addition, the Partnership is obligated each month to place in escrow with MARAD one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments.

In connection with the acquisition of an integrated tug-barge unit in January 2004, the Partnership entered into a seven-year, $25,048 term loan, at an interest rate of LIBOR plus 2.95%.  The loan is collateralized by the integrated tug-barge unit.  In May 2004, the Partnership entered into an agreement with a financial institution for $20,000 of loans to provide term financing for the DBL 105 and DBL 155 upon completion of their respective rebuilding and retrofitting projects.  Upon delivery of the DBL 105 in May 2004, the Partnership borrowed $10,899 under this agreement, which is collateralized by the tank vessel and a tugboat.  In September 2004, the Partnership borrowed the remaining $9,101 upon redelivery of the DBL 155, which loan is collateralized by the vessel.  These three term loans were repaid upon closing of the refinanced credit facility and new term loan as described above.

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of the new 100,000-barrel tank barge described in note 4.  The loan bears interest at 30-day LIBOR plus 1.05%; interest only is payable monthly through the earlier of October 31, 2005 or delivery of the tank barge.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan total $4,015 at March 31, 2005.

The agreements governing the $80,000 credit facility, the Title XI borrowings and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners’ capital.

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

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Because the boundaries of these waters have not been defined, EW Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by the Partnership.  In accordance with the agreements entered into in connection with the initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the date of the initial public offering) is a retained liability of the Predecessor.  Any liability for periods subsequent to January 14, 2004 will be recorded by the Partnership when such amounts can be reasonably estimated.

7.              New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”.  The Partnership is required to apply this new standard as of the June 30, 2006 annual reporting period and is in the process of determining which method of adoption it will elect, as well as the potential impact the adoption will have on its consolidated financial statements.

On April 4, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”.  This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Partnership is required to adopt this Interpretation as of June 30, 2006, and does not expect such adoption to have a significant impact on its financial position, results of operations or cash flows.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the northeastern United States and Gulf of Mexico.  Our fleet of 42 tank barges, 2 tankers and 25 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With 2.5 million barrels of capacity at March 31, 2005, we believe we own and operate the third-largest ocean-going tank barge fleet in the United States as measured by barrel-carrying capacity.

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

Recent Events

On March 24, 2005, we signed a new, five-year $80 million credit agreement with a syndicate of banks.  The new agreement replaced our existing $47 million credit agreement, which was repaid and terminated.  This new agreement is described in further detail under “Liquidity and Capital Resources—New Credit Agreement” below.

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

•                  Coastwise and local trades. Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid Atlantic states to points as far north as Canada and as far south as Cape Hatteras and from points within the Gulf Coast region to other points within that region or to the Northeast. We also have one non-Jones Act tank barge that transports petroleum products internationally. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Voyage revenue	$29,706	$25,545	$85,695	$68,975
Voyage expenses	6,261	4,108	17,374	11,643
Net voyage revenue	23,445	21,437	68,321	57,332
Bareboat charter and other revenue	1,131	483	2,013	1,555
Vessel operating expenses	12,935	10,134	36,399	29,142
% of net voyage revenue	55.2%	47.3%	53.3%	50.8%
General and administrative expenses	2,866	1,959	7,412	5,746
% of net voyage revenue	12.2%	9.1%	10.8%	10.0%
Depreciation and amortization	5,190	4,879	15,510	13,159
(Gain) loss on sale of vessel	(9)	139	(9)	139
Operating income	3,594	4,809	11,022	10,701
% of net voyage revenue	15.3%	22.4%	16.1%	18.7%
Interest expense, net	1,613	1,087	4,274	5,309
Loss on extinguishment of debt	1,359	3,007	1,359	3,007
Other expense (income), net	—	(25)	(26)	(131)
Income before provision (benefit) for income taxes	622	740	5,415	2,516
Provision (benefit) for income taxes	38	(17,615)	325	(17,349)
Net income	$584	$18,355	$5,090	$19,865

Net voyage revenue by trade
Coastwise
Total tank vessel days	1,601	1,559	5,023	4,459
Days worked	1,468	1,417	4,501	3,974
Scheduled drydocking days	39	81	142	260
Net utilization	92%	91%	90%	89%
Average daily rate	$11,091	$10,480	$11,112	$10,064
Total coastwise net voyage revenue	$16,282	$14,850	$50,017	$39,993
Local
Total tank vessel days	1,658	1,274	4,264	3,758
Days worked	1,369	1,130	3,382	3,236
Scheduled drydocking days	59	79	213	204
Net utilization	83%	89%	79%	86%
Average daily rate	$5,232	$5,829	$5,412	$5,358
Total local net voyage revenue	$7,163	$6,587	$18,304	$17,339
Tank vessel fleet
Total tank vessel days	3,259	2,833	9,287	8,217
Days worked	2,837	2,547	7,883	7,210
Scheduled drydocking days	98	160	355	464
Net utilization	87%	90%	85%	88%
Average daily rate	$8,264	$8,417	$8,667	$7,952
Total fleet net voyage revenue	$23,445	$21,437	$68,321	$57,332

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Voyage Revenue

Voyage revenue was $29.7 million for the three months ended March 31, 2005, an increase of $4.2 million, or 16%, as compared to voyage revenue of $25.5 million for the three months ended March 31, 2004.  Voyage expenses were $6.3 million for the three months ended March 31, 2005, an increase of $2.2 million, or 54%, as compared to voyage expenses of $4.1 million incurred for the three months ended March 31, 2004.

Net voyage revenue was $23.4 million for the three months ended March 31, 2005, which exceeded net voyage revenue of $21.4 million for the three months ended March 31, 2004 by $2.0 million, or 9%.  In our coastwise trade, net voyage revenue was $16.3 million, an increase of $1.4 million, or 9%, as compared to $14.9 million in the three months ended March 31, 2004.  Net utilization in our coastwise trade was 92% for the three-month period ended March 31, 2005 compared to 91% for the three-month period ended March 31, 2004.  Increases totaling $2.3 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1)  the DBL 102, which was placed in service in January 2004, (2) the DBL 140, which was purchased in January 2004, (3)  the DBL 105, which completed its modification for petroleum transportation and was placed in service in May 2004, and (4)  the DBL 155, which returned from the shipyard in September 2004 after its double-hulling.  These increases were partially offset by a $1.9 million decrease in coastwise net voyage revenue resulting from the sale of the KTC 135 in April 2004 in anticipation of its OPA 90 phase-out, and the OPA 90 phase-outs of the KTC 90 and KTC 96 in December 2004.  Coastwise net voyage revenue also benefited from a 6% increase in average daily rates, to $11,091 for the three months ended March 31, 2005 from $10,480 for the three months ended March 31, 2004, which accounted for approximately $0.9 million of increased net voyage revenue.  Average daily rates were positively impacted by the continuing strong demand for petroleum products, increasing oil prices, and the addition of the several larger vessels described above, which generate higher average daily rates.

Net voyage revenue in our local trade for the three months ended March 31, 2005 increased by $0.6 million, or 9%, to $7.2 million from $6.6 million for the three months ended March 31, 2004.  Net utilization in our local trade, which was 83% for the three months ended March 31, 2005 compared to 89% for the three months ended March 31, 2004, was adversely impacted by low utilization on certain tank barges acquired as part of our acquisition of ten tank barges and seven tugboats in December 2004.  Average daily rates in our local trade decreased 10% to $5,232 for the three months ended March 31, 2005 from $5,829 for the three months ended March 31, 2004.  Average daily rates were adversely impacted by a lower rate on one small tanker which was utilized in a reduced capacity while under repair, and also by lower rates on the relatively smaller vessels acquired in December 2004.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue increased to $1.1 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004.  The fiscal 2005 period increased by $0.5 million due to revenue generated from chartering out a chartered-in barge.

Vessel Operating Expenses

Vessel operating expenses were $12.9 million for the three months ended March 31, 2005 compared to $10.1 million for the three months ended March 31, 2004.  Vessel operating expenses as a percentage of net voyage revenue increased to 55.2% for the three months ended March 31, 2005 from 47.3% for the third quarter of fiscal 2004.  Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the startup of operations of the additional vessels purchased in December 2004.  Insurance costs and vessel repairs and supplies also increased as a result of the operation of the larger number of vessels.  Fiscal 2005 costs also increased by $0.4 million for charter costs incurred in connection with the bareboat charter revenue discussed above.

Depreciation and Amortization

Depreciation and amortization was $5.2 million for the three months ended March 31, 2005, an increase of $0.3 million, or 6%, compared to $4.9 million for the three months ended March 31, 2004.  The increase resulted from additional depreciation on the newbuild and purchased vessels described above.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended March 31, 2005, an increase of $0.9 million, or 45%, as compared to general and administrative expenses of $2.0 million for the three months ended March 31, 2004.  As a percentage of net voyage revenue, general and administrative expenses increased to 12.2% for the three months ended March 31, 2005 from 9.1% for the three months ended March 31, 2004.  The three months ended March 31, 2005 included $0.8 million of additional professional fees and other costs incurred in connection with being a public company.  These increased professional fees included $0.2 million in non-recurring costs for documentation of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, and $0.3 million to provide income tax compliance information to our unitholders, neither of which were incurred in the prior year’s quarter.

Interest Expense, Net

Net interest expense was $1.6 million for the third quarter of fiscal 2005, or $0.5 million higher than the three months ended March 31, 2004.  The increase resulted from a higher average debt balances resulting from increased credit line borrowings and issuance of new term loans in connection with the vessel acquisitions described above.

Loss on Extinguishment of Debt

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005 as described below in “Liquidity and Capital Resources – New Credit Agreement” and “Other Term Loans”, we incurred $1.4 million in loss on extinguishment of debt.  Included in this amount was $1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

In connection with our January 2004 initial public offering, $73.9 million in predecessor company debt was repaid.  Included in this amount was $6.1 million in prepayment and make-whole amounts, of which $3.3 million had previously been accrued by our predecessor as supplemental interest that would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2.8 million. In addition, $0.2 million in deferred financing costs related to the debt were also written off. In the fourth quarter of fiscal 2004, an additional $0.2 million was paid as a final adjustment to the make-whole payment.

Provision (Benefit) For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended March 31, 2005, this rate was 6.0% as compared to a rate of 7.3% (net of the benefit discussed in the following paragraph) for the three months ended March 31, 2004.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended March 31, 2005 was lower than the comparable prior year period because a smaller portion of our pretax income was contributed by our operating partnership’s corporate subsidiaries.

Certain net assets contributed to us in connection with our January 2004 initial public offering were transferred by our predecessor’s C Corporation subsidiaries.  These net assets had tax bases that were lower than their carrying value for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences.  Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of our predecessor’s C Corporation subsidiaries.  The effect of the change in tax rates applicable to these differences is reflected as a one-time deferred tax benefit of $17.6 million for the three months ended March 31, 2004.

Net Income

Net income was $0.6 million for the three months ended March 31, 2005, a decrease of $17.8 million compared to net income of $18.4 million for the three months March 31, 2004.  This decrease resulted primarily from recognition in the 2004 period of the $17.6 million deferred tax benefit described in the preceding paragraph, a $1.2 million decrease in operating income (of which $0.7 million resulted from the barges and tugboats, and related Norfolk facilities, purchased in December 2004), and a $0.5 million increase in interest expense, net, partially offset by the $1.6 million decrease in loss on extinguishment of debt.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Net Voyage Revenue

Voyage revenue was $85.7 million for the nine months ended March 31,2005, an increase of $16.7 million, or 24%, as compared to voyage revenue of $69.0 million for the nine months ended March 31, 2004.  Voyage expenses were $17.4 million for the nine months ended March 31, 2005, an increase of $5.8 million, or 50%, as compared to voyage expenses of $11.6 million incurred for the nine months ended March 31, 2004.

Net voyage revenue was $68.3 million for the nine months ended March 31, 2005, which exceeded net voyage revenue of $57.3 million for the nine months ended March 31, 2004 by $11.0 million, or 19%.  In our coastwise trade, net voyage revenue was $50.0 million for the nine months ended March 31, 2005, an increase of $10.0 million, or 25%, as compared to $40.0 million for the nine months ended March 31, 2004.  Net utilization in our coastwise trade was 90% for the nine months ended March 31, 2005 compared to 89% for the nine months ended March 31, 2004.  Increases totaling $10.8 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1) the DBL 102, which was placed in service in January 2004, (2)  the DBL 140, which was purchased in January 2004, (3)  the DBL 105, which completed its modification for petroleum transportation and was placed in service in May 2004, and (4) the return of the KTC 80 from bareboat charter in November 2003.  These increases were partially offset by a $2.9 million decrease resulting from the sale of the KTC 135 in April 2004 in anticipation of its OPA 90 phase-out, and the OPA 90 phase-out of the KTC 90 and KTC 96 in December 2004.  Coastwise net voyage revenue also benefited from a 10% increase in average daily rates to $11,112 for the nine months ended March 31, 2005 from $10,064 for the nine months ended March 31, 2004, which accounted for approximately $4.7 million of increased net voyage revenue.  Average daily rates were positively impacted by the continuing strong demand for petroleum products, increasing oil prices, and the addition of the several larger vessels described above, which generate higher average daily rates.

Net voyage revenue in our local trade for the nine months ended March 31, 2005 increased by $1.0 million, or 6%.  Net utilization in our local trade was 79% for the nine months ended March 31, 2005 compared to 86% for the nine months ended March 31, 2004.  Net utilization for the nine months ended March 31, 2005 was adversely impacted by higher unscheduled repair days for one of our small tankers and by low utilization on certain tank barges acquired as part of our December 2004 vessel acquisition.  Average daily rates in our local trade, however, improved 1% to $5,412 for the nine months ended March 31, 2005 from $5,358 for the nine months ended March 31, 2004.  This fluctuation resulted mainly from an improvement related to special work done for a customer in the Northeast, partially offset by lower rates on the relatively smaller vessels acquired in December 2004.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $2.0 million for the nine months ended March 31, 2005, compared to $1.6 million for the nine months ended March 31, 2004. The fiscal 2005 period increased by $0.4 million due to revenue generated from chartering out of a chartered-in barge.

Vessel Operating Expenses

Vessel operating expenses were $36.4 million for the nine months ended March 31, 2005, an increase of $7.3 million, or 25%, as compared to $29.1 million for the nine months ended March 31, 2004.  Vessel operating expenses as a percentage of net voyage revenue increased to 53.3% for the nine months ended March 31, 2005 from 50.8% for the nine months ended March 31, 2004.  Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above, an additional tugboat purchased in January 2004, and startup of operation of the additional vessels purchased in December 2004.  Insurance costs and vessel repairs and supplies also increased as a result of the operation of the larger number of vessels.  Outside towing expense increased by $2.2 million due to the need for additional tugboats to satisfy increased demand for our tank vessels, and to replace certain of our tugboats during coupling and re-powering projects.  Fiscal 2005 costs also increased by $0.4 million for charter costs in connection with the bareboat charter revenue discussed above in “-Bareboat Charter and Other Revenue”.

Depreciation and Amortization

Depreciation and amortization was $15.5 million for the nine months ended March 31, 2005, an increase of $2.3 million compared to $13.2 million for the nine months ended March 31, 2004.  The increase resulted from additional depreciation on our newbuild and purchased vessels as described above, plus additional depreciation to reduce the salvage value for the two single-hull vessels which phased out on December 31, 2004.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the nine months ended March 31, 2005, an increase of $1.7 million, or 30%, as compared to general and administrative expenses of $5.7 million for the nine months ended March 31, 2004.  As a percentage of net voyage revenue, general and administrative expenses increased to 10.8% for the nine months ended March 31, 2005 from 10.0% for the first three quarters of fiscal 2004.  The nine months ended March 31, 2005 included $1.6 million of additional professional fees and other costs incurred in connection with being a public company.  These increased professional fees included $0.2 million in non-recurring costs for documentation of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, and $0.3 million to provide income tax compliance information to our unitholders, neither of which were incurred in the prior year’s period.

Interest Expense, Net

Net interest expense was $4.3 million for the nine months ended March 31, 2005, $1.0 million lower than the nine months ended March 31, 2004.  The decrease resulted from the significant reduction of higher cost debt in connection with the repayment of debt using the proceeds of our initial public offering in January 2004.

Loss on Extinguishment of Debt

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005 as described below in “Liquidity and Capital Resources – New Credit Agreement” and “Other Term Loans,” we incurred $1.4 million in loss on extinguishment of debt.  Included in this amount was $1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

In connection with our January 2004 initial public offering, $73.9 million in predecessor company debt was repaid. Included in this amount was $6.1 million in prepayment and make-whole amounts, of which $3.3 million had previously been accrued by our predecessor as supplemental interest that would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2.8 million. In addition, $0.2 million in deferred financing costs related to the debt was also written off. In the fourth quarter of fiscal 2004, an additional $0.2 million was paid as a final adjustment to the make-whole payment.

Provision (Benefit) For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the nine months ended March 31, 2005, this rate was 6.0% as compared to a rate of 8.4% (net of the benefit discussed in the following paragraph) for the nine months ended March 31, 2004, which related to our predecessor.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state and local corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended December 31, 2004 was lower than the comparable prior year period because a smaller portion of our pretax income was provided by our operating partnership’s corporate subsidiaries.

Certain net assets contributed to us in connection with our January 2004 initial public offering were transferred by our predecessor’s C Corporation subsidiaries.  These net assets had tax bases that were lower than their carrying value for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences.  Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of our predecessor’s C Corporation subsidiaries.  The effect of the change in tax rates applicable to these differences is reflected as a one-time deferred tax benefit of $17.6 million for the nine months ended March 31, 2004.

Net Income

Net income was $5.1 million for the nine months ended March 31, 2005, a decrease of $14.8 million compared to net income of $19.9 million for the nine months March 31, 2004.  The decrease resulted primarily from recognition in the 2004 period of the $17.6 million deferred tax benefit described in the preceding paragraph, partially offset by a $1.0 million decrease in interest expense, net, a $1.6 million decrease in loss on extinguishment of debt, and a $0.3 million increase in operating income; operating income was adversely impacted by $0.7 million of operating loss resulting from the barges and tugboats, and related Norfolk facilities, purchased in December 2004.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $20.3 million for the nine months ended March 31, 2005, an increase of $11.6 million compared to $8.7 million for the nine months ended March 31, 2004.  The increase resulted from the improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, $7.1 million from fluctuations in working capital balances, and a decrease of $1.0 million in drydocking expenditures in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004.

Investing Cash Flows.  Net cash used in investing activities totaled $41.8 million for the nine months ended March 31, 2005, compared to $52.3 million for the nine months ended March 31, 2004.  The nine months ended March 31, 2005 included $20.8 million, including certain acquisition related costs, to acquire ten tank barges and seven tugboats in December 2004.  Other capital expenditures, relating primarily to various tugboat coupling and re-powering projects, totaled $6.0 million in the nine months ended March 31, 2005 compared to $6.9 million in the comparative prior year period.  Tank vessel construction in the nine months ended March 31, 2005 aggregated $12.1 million and included final payments for the double hulling of the DBL 155, and progress payments on construction of a new 100,000-barrel tank barge.  Tank vessel construction in the comparative prior year period included payments for building the DBL 102, retrofitting the DBL 105, and double hulling the DBL 155.

Financing Cash Flows.  Net cash provided by financing activities was $21.2 million for the nine months ended March 31, 2005, compared to $45.1 million provided by financing activities for the nine months ended March 31, 2004.

During fiscal 2005, the net increase in our credit line borrowings and term loans of $38.5 million was used primarily to finance the acquisition of ten tank barges, seven tugboats and water treatment facility equipment in Norfolk, Virginia in

December 2004.  We also paid $13.6 million in distributions to our unitholders, as described below under “—Payment of Distributions.”

On March 24, 2005, we signed a new, five-year $80 million credit agreement with a syndicate of banks.  See “—New Credit Agreement” below.  The new agreement replaced the existing $47 million credit agreement, which was repaid and terminated.  At closing, we borrowed $61.9 million under the new facility which, combined with the proceeds of a new $11.7 million term loan, funded repayment of $30.4 million under the previous credit agreement, $42.4 million of three existing term loans, and related transaction costs.  During fiscal 2004, we completed our initial public offering and used the gross proceeds of that offering to pay down term loans and credit line borrowings, including prepayment costs, that had been contributed to us by our predecessor, to pay underwriting fees, professional fees and other offering expenses, and to redeem the 665,000 common units received by our predecessor in connection with the transfer of net assets to us concurrent with the initial public offering. Also in fiscal 2004, we entered into $32.3 million of new term loans mostly to finance the purchase of the DBL 140/Lincoln Sea.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared quarterly distributions to unitholders of $0.525 per unit in respect of the quarter ended June 30, 2004, which was paid on August 16, 2004 to unitholders of record on August 12, 2004, $0.54 per unit in respect of the quarter ended September 30, 2004, which was paid on November 15, 2004 to unitholders of record on November 10, 2004, and $0.54 per unit in respect of the quarter ended December 31, 2004, which was paid on February 14, 2005 to unitholders of record on February 8, 2005.  Such distribution payments totaled $13.6 million.  On April 29, 2005, the board declared a quarterly distribution of $0.54 per unit in respect of the quarter ended March 31, 2005, payable on May 16, 2005 to unitholders of record on May 10, 2005.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90.  OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through 2014, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  Two vessels, the KTC 90 and the KTC 96, phased out on December 31, 2004.  To replace these two vessels, and two other vessels which phased out in December 2002 and April 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years.  All of these vessels have now been delivered.  These new tank barges have been coupled with tugboats we already own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability.  We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described below under “—Title XI Borrowings”.  As of March 31, 2005, approximately 71% of the barrel-carrying capacity of our tank vessel fleet is double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until the end of 2014.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital-intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that we will spend an average of approximately $8.8 million per year to drydock and maintain operating capacity.  We expect to adjust this amount during the quarter ending June 30, 2005 to reflect the ten tank barges and seven tugboats acquired in December 2004.  We expect actual drydocking expenditures to approximate $7.5 million in fiscal 2005.  In addition, we anticipate that we will spend approximately $0.5 million annually in general capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and /or to upgrade our overall fleet efficiency.

We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet.  Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet.  Generally, expenditures for construction in progress are not included as capital expenditures until such vessels are completed.  Capital expenditures associated with retrofitting an existing vessel, or acquiring a new vessel, which increase the operating capacity of our fleet over the long term, whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures.  Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and amortized over three years. For more information regarding our accounting treatment of drydocking expenditures, please read “—Critical Accounting Policies—Amortization of Drydocking Expenditures” below.

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures, including vessel acquisitions, for the periods presented (in thousands):

	Nine months ended March 31,
	2005	2004
Maintenance capital expenditures	$4,639	$7,286
Expansion capital expenditures (including vessel acquisitions)	26,454	38,984
Total capital expenditures	$31,093	$46,270
Construction of tank vessels	$12,112	$21,604

In September 2004, we signed an agreement with a shipyard to construct a new 100,000-barrel tank barge, which is expected to be delivered during the fall of 2005.  The contract cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13.0 to $14.0 million.  We also signed an agreement with a shipyard in February 2005 to construct two new 28,000-barrel tank barges which are expected to be delivered during the first calendar quarter of 2006 and which are expected to cost, in the aggregate and after the addition of certain special equipment, in the range of $9,000 to $10,000.  These newbuildings will be financed using our credit facilities, new term loans as appropriate, and cash from operations.

Additionally, we intend to retire or retrofit 21 single-hull tank vessels by December 2014, which at March 31, 2005 represented approximately 29% of our barrel-carrying capacity.  We estimate that the current cost to replace the barrel-carrying capacity represented by those tank vessels with newbuildings would range from $53.0 million to $60.0 million.  This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise, or by retrofitting our existing vessels.  We are currently evaluating the most cost-effective means to replace this capacity.

Liquidity Needs.  Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders, and drydocking expenditures while our long term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short term liquidity needs are cash flows from operations and borrowings under our credit facility, while our long term sources of funds are cash from operations, long term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our new credit agreement, described under “—New Credit Agreement” below, will be sufficient to meet our liquidity needs for the next 12 months.

New Credit Agreement.  On March 24, 2005, we entered into a new five-year $80.0 million revolving credit agreement with a syndicate of banks.  The new agreement replaced our existing $47.0 million revolving credit agreement, which was repaid and terminated.  The new agreement contains a $20.0 million sublimit for letters of credit and provides that the Company may request an increase in the total availability under the new agreement by up to $20.0 million, up to a maximum of $100.0 million, so long as no default or event of default has occurred and is continuing.

Obligations under the new agreement are secured by a first priority security interest, subject to permitted liens, on certain of the our vessels which have an orderly liquidation value at least equal to the greater of (a) $50.0 million and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding under the new agreement.  Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the new agreement) to EBITDA (as defined in the new agreement) and are determined according to whether the loan is based on the London interbank offered rate (a LIBOR-based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b)  0.50% in excess of the federal funds effective rate (a base rate loan).  The following table summarizes the rates of interest and commitment fees under the new agreement:

Ratio of Total Funded Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Less than 1.75 : 1.00	1.00%	0.00%	0.175%

Greater than or equal to 1.75 : 1.00 and less than 2.25 : 1.00	1.25%	0.00%	0.200%

Greater than or equal to 2.25 : 1.00 and less than 2.75 : 1.00	1.50%	0.00%	0.225%

Greater than or equal to 2.75 : 1.00 and less than 3.25 : 1.00	1.75%	0.00%	0.250%

Greater than or equal to 3.25 : 1.00	2.00%	0.25%	0.375%

Interest on a base rate loan is payable monthly over the five-year term of the agreement.  Interest on a LIBOR-based loan is due, at our election, one, two, three or six months after such loan is made.  Outstanding principal amounts are due upon termination.

Loan proceeds under the new agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions.  Amounts borrowed and repaid may be re-borrowed.  Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.  As of March 31, 2005, $60.5 million was outstanding under the new agreement.

The new agreement contains covenants that are similar to, but generally more favorable than, the prior revolving credit agreement.  These covenants include, among others:

•     the maintenance of the following financial ratios (all as defined in the new agreement): (a) fixed charges to EBITDA of at least 2.50 to 1:00, (b) total funded debt to tangible capitalization of no greater than 0.60 to 1.00, and (c) total funded debt to EBITDA of no more than 3.75 to 1.00.

•     restrictions on creating liens on or disposing of the vessels securing the new agreement, subject to permitted exceptions;

•     restrictions on merging and selling assets outside the ordinary course of business;

•     prohibitions on making distributions to limited or general partners of ours during the continuance of an event of default; and

•     restrictions on transactions with affiliates and materially changing our business.

The new agreement contains customary events of default. If a default occurs and is continuing, we must repay all amounts outstanding under the new agreement.

We have utilized $6.5 million in a stand-by letter of credit under the credit facility as collateral in connection with security granted to the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to the financial agreements governing our Title XI borrowings.  For more information, please read “—Title XI Borrowings” below.

Other Term Loans.  On March 24, 2005, we entered into a new, three-year term loan in the amount of $11.7 million to refinance an existing loan.  Our obligations under this agreement are secured by a first priority security interest in three vessels. We have assigned to the lender all proceeds from the charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels.  The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%.  The loan agreement contains events of default and covenants that are customary for facilities of this type.

In March 2005, we also entered into an agreement to borrow up to $11,000 to partially finance construction of the new 100,000-barrel tank barge described above in “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.05%; interest only is payable monthly through the earlier of October 31, 2005 or delivery of the tank barge.  Thereafter, monthly principal payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan total $4.0 million at March 31, 2005.

To finance the January 2004 acquisition of a 140,000-barrel capacity double-hull tank barge and related tugboat, we entered into a seven-year, $25.0 million term loan.  To finance the rebuilding of the DBL 105 and the retrofitting of the DBL 155, we entered into an agreement with a financial institution in May 2004 to provide $20.0 million of term loans to permanently finance these vessels upon completion of the respective projects.  These three term loans were repaid upon closing of the refinanced credit facility and new term loan as described above.

Title XI Borrowings.  To permanently finance construction of four new tank barges, we applied for and received from MARAD a guarantee of obligations for mortgage financing pursuant to Title XI of the Merchant Marine Act of 1936.  Under this program, this long-term financing is guaranteed by the full faith and credit of the United States of America, and is collateralized by the tank barges constructed and certain other agreements.  The guarantee amount of $40.4 million is equal to 87.5% of the MARAD approved cost of construction of the four tank barges, which includes qualifying financing costs.  We refer to our obligations relating to this financing as our “Title XI borrowings.”

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

The agreements with MARAD governing the Title XI borrowing guarantees are collateralized by a first priority security interest, subject to permitted liens, on the four Title XI vessels.  In addition, throughout the term of the Title XI bonds, we will cause additional funds in the aggregate sum of $8.0 million to be made available to the U.S. Secretary of Transportation (the “Secretary”) in the form of one or more letters of credit and/or additional cash deposits ($1.5 million minimum for cash deposits) to the escrow account that we maintain pursuant to the terms of the Title XI agreements.  We are obligated under the financial agreement with MARAD to escrow on a monthly basis one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments. We have also granted MARAD first priority security interests in additional vessels having an orderly liquidation value of $10.0 million.

Restrictive Covenants.  The agreements governing the $80 million credit facility, the Title XI borrowings and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners’ capital.

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

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering.  EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000 and are pursuing settlement of the other case.  We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  Since the boundaries of these waters have not been defined, EW Transportation Corp. has not been able to reasonably estimate the tax.  This matter is expected to be resolved as a result of the audit, which will establish a basis for future payment of the tax by us.  In accordance with the agreements entered into in connection with our initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our Predecessor.  We will record any liability for periods subsequent to January 14, 2004 when such amounts can be reasonably estimated.

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

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”.  We are required to apply this new standard as of the June 30, 2006 annual reporting period and are in the process of determining which method of adoption we will elect as well as the potential impact the adoption will have on our consolidated financial statements.

On April 4, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”.  This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We are required to adopt this Interpretation as of June 30, 2006, and we do not expect such adoption to have a significant impact on our financial position, results of operations or cash flows.

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

•                  the integration of recent acquisitions of tank barges and tugboats, including the timing, cost and effects thereof;

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Our Title XI bonds and one outstanding term loan bear interest at fixed interest rates ranging from 6.17% to 6.26%.  Borrowings under our credit agreement and one outstanding term loan bear interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate.  Based on the aggregate $64.5 million of floating rate debt outstanding as of March 31, 2005, the impact of a 1% increase in LIBOR would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $0.6 million on an annual basis.

Item 4.           Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering.  EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000 and are pursuing settlement of the other case.  We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

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

10.1*

Loan and Loan and Security Agreement dated as of March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.2*

Loa Loan and Security Agreement dated as of March 24, 2005 by and between The CIT Group/Equipment Financing, Inc., as Lender, and K-Sea Operating Partnership L.P., as Borrower (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.3	—	Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation.
31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

Exhibit Number		Description
31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.
32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.
32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*                                         Incorporated by reference, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P., its general partner

		By:	K-SEA GENERAL PARTNER GP LLC, its general partner

Date: May 11, 2005			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: May 11, 2005			By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1*	—

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

3.3*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.4*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.5*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

3.6*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.7*	—

First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.1*

Loan and Security Agreement dated as of March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.2*

Loan and Security Agreement dated as of March 24, 2005 by and between The CIT Group/Equipment Financing, Inc., as Lender, and K-Sea Operating Partnership L.P., as Borrower (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.3	—	Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation.
31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.
31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.
32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.
32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*                                         Incorporated by reference, as indicated.