Form 10-K
period 2005-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2005-09-13
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $144.3 million as of December 31, 2004 based on $34.91 per Common Unit, the closing price of the Common Units on the New York Stock Exchange on such date.

At September 12, 2005, 4,667,250 Common Units and 4,165,000 Subordinated Units were outstanding.

Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements that are also forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should” and other words and terms of similar meaning.

Forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•       our ability to pay distributions;

•       the expected source of funds for financing the proposed acquisition of Sea Coast Towing, Inc., and the estimated closing date and expected benefits to be derived therefrom;

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

•       the integration of recent and proposed acquisitions of tank barges and tugboats, including the timing, effects and benefits thereof;

•       expected decreases in the supply of domestic tank vessels;

•       expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•       the adequacy of our insurance;

•       the likelihood that pipelines will be built that compete with us;

•       the effect of new or existing regulations or requirements on our financial position;

•       our future financial condition or results of operations and our future revenues and expenses;

•       our business strategies and other plans and objectives for future operations;

•       our future financial exposure to lawsuits currently pending against EW Transportation LLC and its predecessors; and

•       any other statements that are not historical facts.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read “Risk Factors” in Item 7 of this report for a list of important factors that could cause our actual results of operations or our actual financial condition to differ from our expectations.

ii

PART I

ITEMS 1 and 2.   BUSINESS and PROPERTIES.

Our Partnership

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business. We currently operate a fleet of 44 tank barges, 2 tankers and 25 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 2.6 million barrels of capacity, we believe we currently own and operate the third-largest coastwise tank barge fleet in the United States as measured by barrel-carrying capacity.

For the fiscal year ended June 30, 2005, our fleet transported approximately 100 million barrels of refined petroleum products for our customers, including BP, Chevron, ExxonMobil and Rio Energy. Our five largest customers in fiscal 2005 have been doing business with us for approximately 14 years on average. We do not assume ownership of any of the products we transport. During fiscal 2005, we derived approximately 74% of our revenue from longer-term contracts that are generally for periods of one year or more.

We have a high-quality, well-maintained fleet. Approximately 72% of our current barrel-carrying capacity is double-hulled. Furthermore, we will be permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our vessels except one operate under the U.S. flag, and all but three are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

Our primary business objective is to increase distributable cash flow to unitholders by executing the following strategies:

•       Maintain safe, low-cost and efficient operations.   We believe we are a cost-efficient and reliable tank vessel operator. We intend to continue to reduce operating costs through constant evaluation of each vessel’s performance and concurrent adjustment of operating and chartering procedures to maximize each vessel’s safety and profitability. We also intend to continue to minimize costs through an active preventative maintenance program both on-shore and at sea, employing qualified officers and crew and continually training our personnel to ensure safe and reliable vessel operations.

•       Balance our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.   During fiscal 2005, we derived approximately 74% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 26% of our revenue for fiscal 2005 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters may generate increased profit margins during periods of improved charter rates, while vessels operating on time charters generally provide more predictable cash flow. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

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

We are a publicly traded Delaware limited partnership. Our business activities are conducted through our subsidiary, K-Sea Operating Partnership L.P., a Delaware limited partnership which we refer to as the “operating partnership,” and the subsidiaries of the operating partnership. Our general partner, K-Sea General Partner L.P., is a Delaware limited partnership whose general partner is K-Sea General Partner GP LLC, a Delaware limited liability company. K-Sea General Partner GP LLC has ultimate responsibility for managing our business.

Our principal executive office is located at 3245 Richmond Terrace, Staten Island, New York 10303, and our telephone number at that address is (718) 920-9306.

Recent Events

On August 23, 2005, we entered into a definitive purchase agreement with Marine Resources Group, Inc. and Saltchuk Resources, Inc. to acquire, through our operating partnership, all of the outstanding capital stock of Sea Coast Towing, Inc. (“Sea Coast”), a wholly owned subsidiary of Marine Resources Group based in Seattle, Washington. Sea Coast is engaged in the maritime transportation of refined petroleum products and related businesses along the West Coast of the United States and Alaska. Sea Coast operates 15 tank barges and 15 tugboats, representing approximately 705,000 barrels of capacity, of which 321,000 barrels are double-hulled. Of the remaining single-hull capacity, approximately 80% is eligible to operate in the Jones Act trades until January 2015, with the remaining capacity (one vessel) eligible until January 2008. The addition of Sea Coast’s tank barges will represent a 27.5% increase in our barrel-carrying capacity to approximately 3.3 million barrels, which we believe will make us the largest coastwise tank barge operator (measured by barrel-carrying capacity) in the United States, with approximately 66% double-hull capacity.

The purchase price for Sea Coast consists of $77 million in cash and 125,000 common units representing limited partner interests in us. We expect to finance the cash portion of the purchase price through additional borrowings. The purchase agreement contains customary representations, warranties and covenants. The acquisition is scheduled to close in October 2005 and is subject to customary conditions, including, among others, the following:  (1) the absence of any legal proceeding, law or order preventing the closing or prohibiting our ownership or operation of all or a material portion of Sea Coast’s assets or capital stock, or compelling us to dispose of or hold separate all or a material portion of our or Sea Coast’s business or assets, (2) obtaining certain consents and approvals, (3) the removal of liens on Sea Coast’s assets, (4) the accuracy of the representations and warranties of each party, (5) compliance of each party with its covenants and agreements, (6) the absence of any material adverse change in the value of Sea Coast’s capital stock or its business or financial condition, and (7) the receipt by us of audited and unaudited financial statements with respect to Sea Coast that are required by Rule 3-05 of Regulation S-X of the Securities Exchange Act of 1934, as amended. The purchase agreement contains customary termination rights.

Industry Overview

Introduction

Tank vessels, which include tank barges and tankers, are a critical link in the refined petroleum product distribution chain. Tank vessels transport gasoline, diesel fuel, heating oil, asphalt and other products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. According to a May 2005 study by the Association of Oil Pipe Lines, 29.1% of all domestic refined petroleum product transportation was by water in 2003, making waterborne transportation the most used mode of transportation for refined petroleum products after pipelines.

Among the laws governing the domestic tank vessel industry is the Jones Act. Under the Jones Act, marine transportation between points in the United States, generally known as U.S. coastwise trade, is limited to U.S.-flag vessels that were built in the United States and are owned, manned and operated by U.S. citizens. All of our vessels except one operate under the U.S. flag, and all but three are qualified to transport cargo between U.S. ports under the Jones Act.

OPA 90 mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters at varying times by January 1, 2015. The effect of this legislation has been, and is expected to continue to be, the replacement of domestic single-hull tank vessel capacity with newbuildings and retrofitting of existing single-hull tank vessels.

The demand for domestic tank vessels is driven primarily by U.S. demand for refined petroleum products, which can be categorized as either clean oil products or black oil products. Clean oil products include motor gasoline, diesel fuel, heating oil, jet fuel and kerosene. Black oil products, which are what remain after clean oil products have been separated from crude oil, include residual fuel oil in the refining process, asphalt, petrochemical feedstocks and bunker fuel. The demand for clean oil products is impacted by vehicle usage, air travel and prevailing weather conditions, while demand for black oil products varies depending on the type of product transported and other factors, such as oil refinery requirements and turnarounds, asphalt use, the use of residual fuel oil by electric utilities and bunker fuel consumption.

Transportation of Refined Petroleum Products

Tank vessels are used frequently to continue the transportation of refined petroleum products along the distribution chain after these products have first been transported by another method of transportation, such as a pipeline. For example, many areas have access to refined petroleum products only by using marine transportation as the last link in their distribution chain. In addition, tank vessel transportation is generally a more cost-effective and energy-efficient means of transporting bulk commodities such as refined petroleum products than transportation by rail car or truck. The carrying capacity of a 100,000-barrel tank barge is the equivalent of approximately 162 average-size rail tank cars and approximately 439 average-size tractor trailer tank trucks.

Types of Tank Vessels

The domestic tank vessel fleet consists of tankers, which have internal propulsion systems, and tank barges, which do not have internal propulsion systems and are instead pushed or towed by a tugboat. Tank barges generally move at slower speeds than comparably sized tankers, but are less expensive to build and operate. Although tank barge configuration varies, the bow and stern of most tank barges are square or sloped, with the stern of many tank barges having a notch of varying depth to permit pushing by a tug.

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

Tank vessels can also be categorized into the following fleets based on the primary waterway system typically navigated by the vessel:

•       Coastwise Fleet.   The term coastwise fleet generally refers to commercial vessels that transport goods in the following areas:

•        along the Atlantic, Gulf and Pacific coasts;

•        between the U.S. mainland and Puerto Rico, Alaska, Hawaii and other U.S. Pacific Islands; and

•        between the Atlantic or Gulf and Pacific coasts by way of the Panama Canal.

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

The following chart sets forth our major customers and the number of years each of them has been a customer.

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	32
Chevron	16
ExxonMobil	9
Rio Energy	7
Penn Maritime	5

Our two largest customers in fiscal 2005, based on gross revenue, were ExxonMobil and Rio Energy, each of which accounted for more than 10% of our fiscal 2005 consolidated revenue. Please read note 10 to our audited consolidated financial statements included elsewhere in this report.

Our Vessels

Tank Vessel Fleet

At June 30, 2005, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 151	1981	150,000	8,710	N.A.
DBL 152	1982	150,000	8,710	N.A.
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
Casablanca(5)	1987	89,293	5,736	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)	1987	89,293	5,736	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
DBL 78	2000	80,000	5,559	N.A.
DBL 70	1972	73,024	5,248	N.A.
DBL 53	1965	53,000	4,543	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 2202	1962	22,000	1,830	N.A.
DBL 16	1954	20,000	1,420	N.A.
DBL 19	1998	18,000	1,499	N.A.
DBL 18	1998	18,000	1,499	N.A.
DBL 17	1998	18,000	1,499	N.A.
Subtotal		1,842,785	130,306

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Single-Hull Tankers
Great Lakes	1963	38,000	2,813	2015
Great Gull	1969	30,000	1,729	2015
Subtotal		68,000	4,542
Single-Hull Barges
KTC 80	1981	82,878	4,576	2015
KTC 71	1975	81,759	4,719	2015
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
KTC 50	1974	54,716	3,367	2015
Essex	1967	35,160	2,307	2015
DBL 3201	1968	31,000	2,033	2015
KTC 30	1960	30,000	1,807	2015
Wallabout Bay	1986	28,330	1,687	2015
Newark Bay	1969	27,390	1,595	2015
Trader II	1949	20,475	1,194	2015
KTC 21	1961	20,000	1,214	2015
KTC 20	1980	20,000	1,065	2015
American 21	1968	19,500	1,262	2015
Oyster Bay	1951	19,370	1,278	2015
E 10	1960	18,790	1,077	2015
Josiah Bartlett	1955	14,000	1,287	2015
KTC 14	1941	13,000	820	2015
KTC 11	1964	10,700	614	2015
KTC 9	1948	8,900	624	2015
Subtotal		650,618	39,463
Total Existing Fleet		2,561,403	174,311

(1)          Excludes a potable water barge, which we also operate.

(2)          Built in 1974; double-hulling was completed and the vessel redelivered in September 2004.

(3)          Built in 1986 and rebuilt in 1994.

(4)          Built in 1982 and rebuilt for petroleum transportation in 2004.

(5)          Vessel not qualified for Jones Act trade due to foreign construction.

Newbuildings

We have signed agreements with a shipyard for the construction of new tank barges as follows: (1) in early September 2004, we signed an agreement to construct a new 100,000-barrel tank barge, which we expect to be delivered during the fall of 2005; (2) in February 2005, we signed an agreement to construct two new 28,000-barrel tank barges, which we expect to be delivered during the first calendar quarter of 2006; and (3) in August 2005, we signed an agreement to construct one 28,000-barrel tank barge, which we expect to be delivered in the summer of 2006.

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

At June 30, 2005, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name	Year Built	Horsepower	Dimensions
Lincoln Sea	2000	8000	118.6’ x 40’ x 22’
Rebel	1975	7200	150’ x 46’ x 22’
Yankee	1976	7200	150’ x 46’ x 22’
Irish Sea	1969	5750	135’ x 34’9” x 18’
Volunteer	1982	4860	120’ x 37’ x 18’
Adriatic Sea	1978	4800	126’ x 34’ x 14’5”
Java Sea	1981	4800	118’5” x 34’ x 14’5”
Viking	1972	4300	132’5” x 34’ x 18’3”
Beaufort Sea	1971	4300	113’ x 32’3” x 15’5”
Tasman Sea	1976	3900	123’5” x 34’ x 16’4”
Norwegian Sea	1976	3900	133’ x 34’ x 17.2”
Kara Sea	1974	3520	111’ x 32’ x 13’8”
Coral Sea	1973	3280	111’ x 32’ x 13’8”
Maryland	1962	3010	110’ x 28’ x 13’7”
Baltic Sea	1973	3000	101’ x 30’ x 13’1”
Sargasso Sea	1972	2460	105’ x 29.6’ x 15”
Bering Sea	1975	2250	105’ x 29’ x 13’3”
Davis Sea	1982	2000	77.4’ x 26’ x 8.5”
Houma	1970	1950	89’9” x 29’ x 11’
Timor Sea	1960	1920	80’ x 24’ x 10’
Odin	1982	1860	72’ x 27’5” x 11’8”
Taurus	1979	1860	78’5” x 25’ x 11’7”
Falcon	1978	1800	80’ x 25’ x 11’5”
Banda Sea	1966	1350	75’ x 23’ x 8’
Scotia Sea	1981	900	56’ x 24’ x 9’

Integrated Tug-Barge Units

We currently operate ten ITBs. At June 30, 2005, ITBs represented approximately 46% of the barrel-carrying capacity of our tank barge fleet.

Bunkering

For over 30 years, we have specialized in the shipside delivery of fuel, known as bunkering, for the major and independent bunker suppliers in New York Harbor. We also provide bunkering services in the port of Norfolk. Demand for bunkering services is driven primarily by the number of ship arrivals. A ship’s time in port generally is limited, and the cost of delaying sailing due to bunkering or other activities can be significant. Therefore, we continually strive to improve the level of service and on-time deliveries we provide to our customers.

All ten of our bunker delivery tank barges are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

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

The American Bureau of Shipping and the U.S. Coast Guard establish drydocking schedules. Typically, we drydock our vessels twice every five years. Prior to sending a vessel to a shipyard, we develop comprehensive work lists to ensure all required maintenance is completed. Repair facilities bid on these work lists, and jobs are awarded based on price and time to complete. Vessels then report to a cleaning facility to prepare for shipyard. Once the vessel is gas-free, a certified marine chemist issues paperwork certifying that no dangerous vapors are present. The vessel proceeds to the shipyard where the vessel superintendent and certain crewmembers assist in performing the maintenance and repair work. The planned maintenance period is considered complete when all work has been tested to the satisfaction of American Bureau of Shipping or U.S. Coast Guard inspectors or both.

Safety

General

We are committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety- and health-related accidents on our vessels and our property. Our primary concerns are to avoid personal injuries and to reduce occupational health hazards. We want to prevent accidents that may cause damage to our personnel, equipment or the environment, such as fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reducing overall emissions and waste generation from each of our facilities and vessels and to the safe management of associated cargo residues and cleaning wastes.

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

Tank Barge Characteristics

To protect the environment, today’s tank barge hulls are required not only to be leak-proof into the body of water in which they float but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tank barges that carry light products such as gasoline or naphtha have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity). Each tank barge also has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

All ten of our bunker delivery tank barges are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

Safety Management Systems

We belong to and adhere to the recommendations of the American Waterways Operators (“AWO”) Responsible Carrier Program. The program is designed as a framework for continuously improving the industry’s and member companies’ safety performance. The program complements and builds upon existing government regulations, requiring company safety and training standards that in many instances exceed those required by federal law or regulation.

Developed by the AWO, the Responsible Carrier Program incorporates best industry practices in three primary areas:

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

We are also certified to the standards of the International Safety Management, or ISM, system. The ISM standards were promulgated by the International Maritime Organization, or IMO, and have been adopted through treaty by many IMO member countries, including the United States. Although ISM is not required for coastal tug and barge operations, we have determined that an integrated safety management system including the ISM and Responsible Carriers Program standards promotes safer operations and provides us with necessary operational flexibility as we continue to grow.

Ship Management, Crewing and Employees

We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of June 30, 2005, we employed 490 persons, comprising 69 shore staff and 421 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2004, we entered into a new four-year collective bargaining agreement with our maritime union covering all our seagoing personnel, or approximately 75% of our workforce. The new agreement provides for wage increases totaling 15% over its term. Similar to the previous collective bargaining agreement, we are required to make contributions to our pension and other welfare programs on their behalf. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore-based personnel are generally salaried and most are located at our headquarters in Staten Island, New York. We believe that our relations with our employees are satisfactory.

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

Classification, Inspection and Certification

In accordance with standard industry practice, all of our coastwise vessels have been certified as being “in class” by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require an “in class” certification by a classification society before they will extend coverage to a coastwise vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Inspections are conducted on the pertinent vessel by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years and a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked every 24 to 30 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with Federal safety regulations. All of our tank vessels carry Certificates of Inspection issued by the U.S. Coast Guard. All of our tugs participate in the U.S. Coast Guard’s un-inspected towing vessel inspection program.

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

Insurance Program

We maintain insurance coverage consistent with industry practice that we believe is adequate to protect against the accident-related risks involved in the conduct of our business and risks of liability for environmental damage and pollution. Nevertheless, we cannot provide assurance that all risks are adequately insured against, that any particular claims will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. K-Sea General Partner GP LLC, the general partner of our general partner, maintains a key man insurance policy on Mr. Timothy J. Casey, its President and Chief Executive Officer.

Our hull and machinery insurance covers risks of actual or constructive loss from collision, towers liabilities, fire, grounding and engine breakdown up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. While some tanker owners and operators obtain loss-of-hire insurance covering the loss of revenue during extended tanker off-hire periods, we do not have this type of coverage. We believe that, given our diversified marine transportation operations and high utilization rate, this type of coverage is not economical and is of limited value to us. However, we evaluate the need for such coverage on an ongoing basis taking into account insurance market conditions and the employment of our vessels.

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by West of England Ship Owners Insurance Services Ltd. (“West of England”), a mutual insurance association. West of England is a member of the International Group of protection and indemnity mutual assurance associations. The protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of West of England, we are subject to calls payable to the associations based on our claim records, as well as the claim records of all other members of the individual associations and members of West of England.

We are not currently the subject of any claims alleging exposure to asbestos or second-hand smoke, although such claims have been brought in the past and may be brought in the future. Our predecessor company, EW Transportation LLC, has contractually agreed to retain any such liabilities that occurred prior to our initial public offering in January 2004, will indemnify us for up to $10 million of such liabilities until January 2014, and will make available to us the benefit of certain indemnities it received in connection with the purchase of certain vessels. If, notwithstanding the foregoing, we are ultimately obligated to pay any asbestos-related or similar claims for any reason, we believe we or EW Transportation LLC would have adequate insurance coverage for periods after March 1986 to pay such claims. However, EW Transportation LLC and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and because it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material. Please read “Legal Proceedings” in Item 3 of this report.

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

The Oil Pollution Act of 1990.   The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service at varying times based on their tonnage and age, with all such vessels being phased out by January 2015. Under the phase-out schedule, 22 of our single-hull tank vessels will be precluded from transporting petroleum products as of January 1, 2015.

Under OPA 90, owners or operators of tankers operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with the plans. These vessel response plans must, among other things:

•       address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

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

OPA 90 limits the liability of each responsible party for a tank vessel, per discharge, to the greater of (1) $1,200 per gross registered ton or (2) $10 million for vessels over 3,000 gross tons or $2 million for smaller vessels. This limit does not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party. In addition to removal costs, OPA 90 provides for recovery of damages, including:

•       natural resource damages and related assessment costs;

•       real and personal property damages;

•       net loss of taxes, royalties, rents, fees and other lost revenues;

•       net costs of public services necessitated by a spill response, such as protection from fire, safety or health hazards;

•       loss of profits or impairment of earning capacity due to the injury, destruction or loss of real property, personal property or natural resources; and

•       loss of subsistence use of natural resources.

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

Parties affected by oil pollution may pursue relief from the Oil Spill Liability Trust Fund, absent full recovery by them against a responsible party. Responsible parties may seek contribution from the fund for costs incurred that exceeded the liability limits of OPA 90. In order to obtain contribution, the responsible party would need to establish that it is entitled to both a statutory defense against liability and to a statutory limitation of liability to obtain contribution from the fund. If we are deemed a responsible party for an oil pollution incident and are ineligible for contribution from the fund, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through West of England, our current coverage for oil pollution is $1 billion per incident. It is possible, however, that our liability for an oil pollution incident may be in excess of the insurance coverage we maintain.

We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay damages under OPA 90 and CERCLA in the amount of $1,500 per gross ton for vessels, consisting of the sum of the OPA 90 liability limit of $1,200 per gross ton or $10 million per discharge and the CERCLA liability limit of $300 per gross ton or $5 million per discharge. We have satisfied these requirements and obtained a U.S. Coast Guard Certificate of Financial Responsibility for each of our tank vessels. OPA 90 and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

Water.   The federal Clean Water Act (CWA) imposes restrictions and strict controls on the discharge of pollutants into navigable waters, and such discharges generally require permits. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

A recent United States district court decision could result in certain of our vessels being required to obtain Clean Water Act permits for the discharge of ballast water. Under current Clean Water Act regulations, our vessels are exempt from such permitting requirements, but in Northwest Environmental Advocates v. EPA, issued in March 2005, the federal district court in California ordered the EPA to repeal the exemption. Under the court’s ruling owners and operators of vessels would be required to comply with the Clean Water Act permitting requirements or face penalties. Although the EPA may appeal this decision, if the permitting exemption is repealed, we will incur certain costs to obtain Clean Water Act permits for our vessels. Because we do not yet know how this matter ultimately will be resolved, we cannot estimate its potential financial impact at this time. However, we believe that any financial impacts resulting from the repeal of the permitting exemption for ballast water discharge will not be material.

Solid Waste.   Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be “hazardous” under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify “used oil” as “hazardous waste,” provided certain recycling standards are met. However, some states in which we operate have classified “used oil” as “hazardous” under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we could be liable for clean up costs under CERCLA or the equivalent state laws. We use only certified haulers for this work.

EW Transportation Corp. (formerly K-Sea Transportation Corp., a predecessor company) has received a notice that it is a potentially responsible party, or PRP, in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997. This proceeding involves numerous waste generators and waste transportation and disposal companies and seeks to allocate or recover costs associated with site investigation and cleanup. We believe our share of liability, if any, will be immaterial to our financial position, results of operations and cash flows given our limited dealings with the site. Estimates of the degree of remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make. It is also possible that technological, regulatory or enforcement developments, the results of environmental studies and the inability of other PRPs to contribute to settlements of such liability could require us to incur some costs, the amount of which is not possible to estimate. These costs, if any, would be subject to insurance and certain indemnifications. For more information, please read “Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification” in Item 13 of this report.

Air Emissions.   The federal Clean Air Act (CAA) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our tank barges are equipped with vapor control systems that satisfy these requirements. In addition, the EPA issued final rules regarding emissions standards for various classes of marine diesel engines. While these rules are currently limited to new engines beginning with the 2004 model year, the EPA has noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines if the industry does not take steps to introduce new pollution control technologies. Adoption of such standards could require modifications to some existing marine diesel engines and may require substantial expenditures.

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

Seasonality

Tank vessel services are significantly affected by demand for refined petroleum products. This demand is seasonal and often dependent on weather conditions. Movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of certain black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. The summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability.

Properties

We lease pier facilities and approximately 7,000 square feet of office space for our principal executive office in Staten Island, New York. The lease expires in April 2009; however, we have the option to renew it for two additional ten-year periods. We own and use a 2,100 square-foot modular facility for additional office space on the premises. We also lease pier facilities, a water treatment facility and approximately 10,500 square feet of office space in Norfolk, Virginia. The lease expires in January 2010 and we have an option to purchase the facility after December 8, 2005.

SEC Reporting

We file annual, quarterly and current reports, along with any related amendments and supplements thereto, with the SEC. From time to time, we may also file registration statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 3.                LEGAL PROCEEDINGS.

We are a party to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters. All of these personal injury, collision and casualty claims against us are fully covered by insurance, subject to deductibles ranging from $10,000 to $100,000 in amount. We reserve on a current basis for amounts we expect to pay. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties, including former employees, alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering. EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately

$47,000, and are seeking to settle the other case. We may be subject to litigation in the future from these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters. For a related discussion of insurance coverage, please read “Business and Properties—Insurance Program” in Items 1 and 2 of this report.

One of our predecessors has also received notice that it is a potentially responsible party in a proceeding for the cleanup of hazardous substances at a site in Port Arthur, Texas. For more information, please read “Business and Properties—Regulation—Environmental—Solid Waste” in Items 1 and 2 of this report.

Our predecessors have agreed to indemnify us for certain liabilities. For more information, please read “Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification” in Item 13 of this report.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the quarter ended June 30, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Units, Distributions and Related Unitholder Matters

Our common units have been listed on the New York Stock Exchange under the symbol “KSP” since January 9, 2004. Prior to January 9, 2004, our equity securities were not publicly traded. As of September 12, 2005, there were 4,667,250 outstanding common units, representing an aggregate 52.8% limited partner interest in us. As of September 12, 2005, there were 21 holders of record of our common units, representing approximately 6,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range		Cash
	High	Low	Distribution(1)
2005 Fiscal Year
Fourth Quarter Ended June 30, 2005	$37.00	$30.87	$0.560
Third Quarter Ended March 31, 2005	$37.88	$33.16	$0.540
Second Quarter Ended December 31, 2004	$35.21	$29.74	$0.540
First Quarter Ended September 30, 2004	$32.00	$25.55	$0.540
2004 Fiscal Year
Fourth Quarter Ended June 30, 2004	$28.95	$24.11	$0.525
Third Quarter Ended March 31, 2004(2)	$29.64	$23.50	$0.430

(1)          Distributions are shown for the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

(2)          For the period from January 14, 2004, the closing date of our initial public offering, through March 31, 2004.

The aggregate amount of distributions declared in respect of the 2005 and 2004 fiscal years on common units, the general partner interests, and subordinated units, totaled $18.8 million and $8.1 million, respectively.

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

Our ability to distribute available cash is contractually restricted by the terms of our Title XI debt and our other credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our Title XI debt or a credit facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Title XI Borrowings” and “—Credit Agreement” in Item 7 of this report.

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

•       the “adjusted operating surplus,” as defined in our partnership agreement, generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner interest during those periods; and

there are no arrearages in payment of the minimum quarterly distribution on the common units.

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

•       the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner interest during those periods; and

•       there are no arrearages in payment of the minimum quarterly distribution on the common units.

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

ITEM 6.                SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial and operating data of K-Sea Transportation Partners L.P. and its predecessors. On January 14, 2004, EW Transportation LLC contributed assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, the historical financial and operating data presented below are for EW Transportation LLC for all periods prior to January 14, 2004. The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Years Ended June 30,
	2005	2004	2003	2002	2001
Income Statement Data:
Voyage revenue	$118,811	$93,899	$83,942	$75,700	$77,418
Bareboat charter and other revenue	2,583	1,900	3,753	3,387	4,866
Total revenues	121,394	95,799	87,695	79,087	82,284
Voyage expenses	24,220	16,339	14,151	11,395	12,098
Vessel operating expenses	49,296	38,809	36,326	32,684	34,176
General and administrative expenses	11,163	8,149	7,047	6,384	5,954
Depreciation and amortization	21,399	18,643	16,293	14,805	10,591
Net (gain) loss on sale of vessels	(264)	255	(275)	(422)	169
Total operating expenses	105,814	82,195	73,542	64,846	62,988
Operating income	15,580	13,604	14,153	14,241	19,296
Interest expense (income), net	5,949	6,370	8,808	7,519	9,202
Net loss (gain) on reduction of debt(1)	1,359	3,158	4	(377)	—
Other (income) expense, net	(27)	(253)	29	76	(10)
Income before provision (benefit) for income taxes	8,299	4,329	5,312	7,023	10,104
Provision (benefit) for income taxes(2)	163	(16,845)	340	549	(132)
Net income	$8,136	$21,174	$4,972	$6,474	$10,236
Net income per unit—basic	$0.95	$2.26	$1.03	$1.34	$2.12
—diluted	$0.95	$2.25	$1.03	$1.34	$2.12
Balance Sheet Data (at year end):
Vessels and equipment, net	$235,490	$193,646	$145,520	$115,304	$121,542
Total assets	273,262	228,144	178,328	184,730	136,462
Total debt	114,005	78,817	114,003	125,076	85,019
Partners’ capital/members’ equity	141,940	135,698	41,290	36,267	29,753
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$24,428	$17,825	$13,235	$16,417	$13,870
Investing activities	(55,901)	(59,167)	(240)	(52,291)	(3,752)
Financing activities	31,182	41,695	(12,984)	34,689	(8,956)
Other Financial Data:
Capital expenditures(3):
Maintenance	$8,024	$7,957	$8,389	$7,405	$10,591
Expansion	39,337	52,747	7,814	6,682	1,101
Total	$47,361	$60,704	$16,203	$14,087	$11,692
Construction of tank vessels	$16,816	$16,512	$18,703	$12,994	$1,991
Distributions declared per common unit in respect of the period	$2.180	$0.955

	Years Ended June 30,
	2005	2004	2003	2002	2001
Operating Data:
Number of tank barges (at period end)	44	34	35	34	35
Number of tankers (at period end)	2	2	3	3	5
Number of tugboats (at period end)	25	19	18	17	16
Total barrel-carrying capacity (in thousands at period end)	2,561	2,410	2,309	2,079	2,164
Net utilization(4)	85%	86%	87%	81%	84%
Average daily rate(5)	$8,734	$8,095	$7,468	$7,482	$7,208

(1)    Fiscal 2005 includes a $1.4 million loss in connection with a refinancing of our revolving credit facility and repayment of certain term loans. Fiscal 2004 includes a $3.2 million loss on prepayment of certain EW Transportation LLC debt using proceeds of our initial public offering. Fiscal 2002 includes a $0.6 million gain on reduction of subordinated debt (and related accrued interest) owed to the seller of a vessel we purchased in 1999. This reduction resulted from a customer’s exercise of an option to purchase the vessel, which was provided for in the 1999 purchase contract. Fiscal 2002 also includes $0.2 million in prepayment fees resulting from repayment of debt related to certain vessels that were sold during the year.

(2)    Fiscal 2004 includes a non cash tax benefit of $17.6 million solely attributable to a reduction in deferred taxes resulting from the change in income tax status of the assets and liabilities constituting the business of EW Transportation LLC that were transferred to us at the date of the initial public offering. Fiscal 2001 includes a deferred tax benefit of $2.6 million resulting from a re-evaluation of our deferred tax liabilities resulting from a change in our approach to the allocation of income to the applicable tax jurisdictions.

(3)    We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet. Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet. Expenditures made in connection with our tank vessel newbuilding program were considered maintenance capital expenditures as they were made to replace capacity scheduled to phase out under OPA 90; however, because they were non-routine in nature they are included separately in the above table under “Construction of tank vessels.” Generally, expenditures for construction of tank vessels in progress are not included as capital expenditures until such vessels are completed. Capital expenditures associated with retrofitting an existing vessel, or acquiring a new vessel, which increase the operating capacity of our fleet over the long term whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures. Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and amortized over three years. For more information regarding our accounting treatment of drydocking expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Amortization of Drydocking Expenditures” in Item 7 of this report.

(4)    “Net utilization” is a percentage equal to the total number of days actually worked by a tank vessel or group of tank vessels during a defined period, divided by the number of calendar days in the period multiplied by the total number of tank vessels operating or in drydock during that period.

(5)    “Average daily rate” equals the net voyage revenue earned by a tank vessel or group of tank vessels during a defined period, divided by the total number of days actually worked by that tank vessel or group of tank vessels during that period.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the historical consolidated financial condition and results of operations of K-Sea Transportation Partners L.P. and, prior to our January 14, 2004 initial public offering, of our predecessor company, EW Transportation LLC, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business. We currently operate a fleet of 44 tank barges, 2 tankers and 25 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 2.6 million barrels of capacity, we believe we currently own and operate the third-largest coastwise tank barge fleet in the United States, as measured by barrel-carrying capacity.

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

In addition, a variation of a voyage charter is known as a “consecutive voyage charter.” Under this arrangement, consecutive voyages are performed for a specified period of time.

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

RECENT EVENTS

On August 23, 2005, we entered into a definitive purchase agreement with Marine Resources Group, Inc. and Saltchuk Resources, Inc. to acquire, through our operating partnership, all of the outstanding capital stock of Sea Coast Towing, Inc. (“Sea Coast”), a wholly owned subsidiary of Marine Resources Group based in Seattle, Washington. Sea Coast is engaged in the maritime transportation of refined petroleum products and related businesses along the West Coast of the United States and Alaska. Sea Coast operates 15 tank barges and 15 tugboats, representing approximately 705,000 barrels of capacity, of which 321,000 barrels are double-hulled. Of the remaining single-hull capacity, approximately 80% is eligible to operate in the Jones Act trades until January 2015, with the remaining capacity (one vessel) eligible until January 2008. The addition of these tank barges will represent a 27.5% increase in our barrel-carrying capacity to approximately 3.3 million barrels, which we believe will make us the largest coastwise tank barge operator (measured by barrel-carrying capacity) in the United States, with approximately 66% double-hull capacity.

The purchase price for Sea Coast consists of $77 million in cash and 125,000 common units representing limited partner interests in us. We expect to finance the cash portion of the purchase price through additional borrowings. The purchase agreement contains customary representations, warranties and covenants. The acquisition is scheduled to close in October 2005 and is subject to customary conditions, including, among others, the following: (1) the absence of any legal proceeding, law or order preventing the closing or prohibiting our ownership or operation of all or a material portion of Sea Coast’s assets or capital stock, or compelling us to dispose of or hold separate all or a material portion of our or Sea Coast’s business or assets, (2) obtaining certain consents and approvals, (3) the removal of liens on Sea Coast’s assets, (4) the accuracy of the representations and warranties of each party, (5) compliance of each party with its covenants and agreements, (6) the absence of any material adverse change in the value of Sea Coast’s capital stock or its business or financial condition, and (7) the receipt by us of audited and unaudited financial statements with respect to Sea Coast that are required by Rule 3-05 of Regulation S-X of the Securities Exchange Act of 1934, as amended. The purchase agreement contains customary termination rights.

SIGNIFICANT EVENTS DURING FISCAL YEAR 2005

On June 28, 2005, we acquired an 80,000-barrel capacity double-hull tank barge for a purchase price of approximately $12.0 million, including certain modifications made to the barge. This acquisition was financed using borrowings under a new term loan. This new agreement is described in further detail under “Liquidity and Capital Resources—Other Term Loans” below. From December 2004 until its acquisition, we operated the tank barge under a bareboat charter agreement.

On June 1, 2005, we issued and sold 500,000 common units to Tortoise Energy Infrastructure Corporation, or Tortoise, in a private placement for proceeds of $16.0 million, before expenses associated with the offering. The offer and sale of the common units were made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended. Pursuant to the terms of a registration rights agreement, we have agreed to register the resale of the common units with the Securities and Exchange Commission. Tortoise has agreed not to sell any of the common units until December 1, 2005.

On March 24, 2005, we entered into a new, five-year $80 million revolving credit agreement with a syndicate of banks. The new credit agreement replaced our then-existing $47 million credit agreement, which was repaid and terminated. The new credit agreement contains a $20 million sublimit for letters of credit and allows us to request an increase in the total availability thereunder by up to $20 million, to a maximum of $100 million, so long as no default or event of default has occurred and is continuing. This new credit agreement is described in further detail under “Liquidity and Capital Resources—Credit Agreement” below.

On December 8, 2004, we acquired ten tank barges and seven tugboats from Bay Gulf Trading Company, Ltd. of Norfolk, Virginia and its affiliates. The addition of these vessels represented a 10.6% increase in our aggregate barrel-carrying capacity at the time of acquisition. The purchase price of $21 million (excluding acquisition-related costs), included a water treatment facility in Norfolk, Virginia. The transaction was financed using our available credit lines, and the purchase price was allocated to the individual assets acquired based on independent appraisals.

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

•       General and administrative expenses.   General and administrative expenses consist of employment costs of shoreside staff and the cost of facilities, as well as legal, audit, insurance and other administrative costs.

•       Total tank vessel days.   Total tank vessel days is equal to the number of calendar days in the period multiplied by the total number of tank vessels operating or in drydock during that period.

•       Scheduled drydocking days.   Scheduled drydocking days are days designated for the inspection and survey of tank vessels, and identification and completion of required refurbishment work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Generally, drydockings are required twice every five years and last between 30 and 60 days, based upon the size of the vessel and the type and extent of work required.

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

•       Coastwise and local trades.   Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the middle Atlantic states to points as far north as Canada and as far south as Cape Hatteras and from points within the Gulf Coast region to other points within that region or to the Northeast. We also own a non-Jones Act tank barge that transports petroleum products internationally. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2005	2004	2003
Voyage revenue	$118,811	$93,899	$83,942
Voyage expenses	24,220	16,339	14,151
Net voyage revenue	94,591	77,560	69,791
Bareboat charter and other revenue	2,583	1,900	3,753
Vessel operating expenses	49,296	38,809	36,326
% of net voyage revenue	52.1%	50.0%	52.0%
General and administrative expenses	11,163	8,149	7,047
% of net voyage revenue	11.8%	10.5%	10.1%
Depreciation and amortization	21,399	18,643	16,293
Net (gain) loss on sale of vessels	(264)	255	(275)
Operating income	15,580	13,604	14,153
% of net voyage revenue	16.5%	17.5%	20.3%
Interest expense, net	5,949	6,370	8,808
Net loss on reduction of debt	1,359	3,158	4
Other (income) expense, net	(27)	(253)	29
Income before provision (benefit) for income taxes	8,299	4,329	5,312
Provision (benefit) for income taxes	163	(16,845)	340
Net income	$8,136	$21,174	$4,972
Net voyage revenue by trade
Coastwise
Total tank vessel days	6,691	6,055	5,390
Days worked	6,035	5,346	4,874
Scheduled drydocking days	142	338	158
Net utilization	90%	88%	90%
Average daily rate	$11,369	$10,230	$9,844
Total coastwise net voyage revenue	$68,610	$54,689	$47,982
Local
Total tank vessel days	6,084	5,032	5,391
Days worked	4,795	4,235	4,471
Scheduled drydocking days	263	267	156
Net utilization	79%	84%	83%
Average daily rate	5,418	$5,400	$4,878
Total local net voyage revenue	$25,981	$22,871	$21,809
Tank vessel fleet
Total tank vessel days	12,775	11,087	10,781
Days worked	10,830	9,581	9,345
Scheduled drydocking days	405	605	314
Net utilization	85%	86%	87%
Average daily rate	$8,734	$8,095	$7,468
Total fleet net voyage revenue	$94,591	$77,560	$69,791

Fiscal Year Ended June 30, 2005 Compared to the Fiscal Year Ended June 30, 2004

Net Voyage Revenue

Voyage revenue was $118.8 million for the fiscal year ended June 30, 2005, an increase of $24.9 million, or 27%, as compared to voyage revenue of $93.9 million for the fiscal year ended June 30, 2004. Voyage expenses were $24.2 million for the fiscal year ended June 30, 2005, an increase of $7.9 million, or 48%, as compared to voyage expenses of $16.3 million for the fiscal year ended June 30, 2004.

Net voyage revenue was $94.6 million for the fiscal year ended June 30, 2005, an increase of $17.0 million, or 22%, as compared to net voyage revenue of $77.6 million for the fiscal year ended June 30, 2004. In our coastwise trade, net voyage revenue was $68.6 million for the fiscal year ended June 30, 2005, an increase of $13.9 million, or 25%, as compared to $54.7 million for the fiscal year ended June 30, 2004. Net utilization in our coastwise trade increased to 90% for the fiscal year ended June 30, 2005 compared to 88% for the fiscal year ended June 30, 2004, due mainly to a decrease in scheduled drydocking days. Increases totaling $13.2 million in coastwise net voyage revenue in fiscal 2005 resulted from an increase in days worked by the following vessels during fiscal 2005 as compared to fiscal 2004: (1) the DBL 102, which was placed in service in January 2004, (2) the DBL 140, which was purchased in January 2004, (3) the DBL 105, which completed its modification for petroleum transportation and was placed in service in May 2004, (4) the DBL 155, which completed its double-hull retrofitting in September 2004, and (5) the return of the KTC 80 from bareboat charter in November 2003. These increases were partially offset by an aggregate $4.2 million decrease in net voyage revenue during fiscal 2005 resulting from the sale of the KTC 135 in April 2004 in anticipation of its OPA 90 phase-out, and the OPA 90 phase-out of the KTC 90 and KTC 96 in December 2004. Coastwise net voyage revenue also benefited from a 11% increase in average daily rates to $11,369 for the fiscal year ended June 30, 2005 from $10,230 for the fiscal year ended June 30, 2004, which accounted for approximately $6.1 million of increased net voyage revenue. Average daily rates were positively impacted by the continuing strong demand for petroleum products, increasing oil prices, and the addition of the several larger vessels described above, which generate higher average daily rates.

Net voyage revenue in our local trade for the fiscal year ended June 30, 2005 was $26.0 million, an increase of $3.1 million, or 14%, as compared to $22.9 million for the fiscal year ended June 30, 2004. The increase was mainly attributable to the barges acquired as part of our December 2004 vessel acquisition, which accounted for $2.4 million of the increase. Net utilization in our local trade was 79% for the fiscal year ended June 30, 2005 compared to 84% for the fiscal year ended June 30, 2004. Net utilization in fiscal 2005 was adversely impacted by higher unscheduled repair days for one of our small tankers and by low utilization on certain tank barges acquired in the December 2004 vessel acquisition. Average daily rates in our local trade improved slightly to $5,418 for the fiscal year ended June 30, 2005 from $5,400 for the fiscal year ended June 30, 2004.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $2.6 million for the fiscal year ended June 30, 2005, compared to $1.9 million for the fiscal year ended June 30, 2004. Amounts for the fiscal 2005 period increased by $0.5 million due to revenue generated from chartering out of a chartered-in barge.

Vessel Operating Expenses

Vessel operating expenses were $49.3 million for the fiscal year ended June 30, 2005, an increase of $10.5 million, or 27%, as compared to $38.8 million for the fiscal year ended June 30, 2004. Vessel operating expenses as a percentage of net voyage revenue increased to 52.1% for the fiscal year ended June 30, 2005 from 50.0% for the fiscal year ended June 30, 2004. Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above, an additional tugboat purchased in January 2004, and integration of the additional vessels purchased in December 2004. Insurance costs and vessel repairs and supplies also increased as a result of the operation of the larger number of vessels. Outside towing expense increased by $2.5 million due to the need for additional tugboats to satisfy increased demand for our tank vessels, and to replace certain of our tugboats during coupling and re-powering projects. Fiscal 2005 vessel operating expenses also increased by $0.4 million for charter costs in connection with the bareboat charter revenue discussed above in “—Bareboat Charter and Other Revenue.”

Depreciation and Amortization

Depreciation and amortization was $21.4 million for the fiscal year ended June 30, 2005, an increase of $2.8 million, or 15%, as compared to $18.6 million for the fiscal year ended June 30, 2004. The increase resulted from additional depreciation on our newbuild and purchased vessels described above, plus additional depreciation recorded in the first quarter of fiscal 2005 to reduce the salvage value for the two single-hull vessels which phased out on December 31, 2004.

General and Administrative Expenses

General and administrative expenses were $11.2 million for the fiscal year ended June 30, 2005, an increase of $3.1 million, or 38%, as compared to general and administrative expenses of $8.1 million for the fiscal year ended June 30, 2004. As a percentage of net voyage revenue, general and administrative expenses increased to 11.8% for the fiscal year ended June 30, 2005 from 10.5% for the fiscal year ended June 30, 2004. The fiscal year ended June 30, 2005 included $1.9 million of additional professional fees and other costs incurred in connection with being a public company. These increased professional fees included $0.6 million in costs for compliance with the Sarbanes-Oxley Act of 2002, and $0.4 million of costs incurred in fiscal 2005 to provide income tax compliance information to our unitholders, neither of which were incurred in the prior year’s period.

Interest Expense, Net

Net interest expense was $5.9 million for the fiscal year ended June 30, 2005, $0.5 million lower than the fiscal year ended June 30, 2004. The decrease resulted from the significant reduction of higher cost borrowings in connection with the repayment of debt using the proceeds of our initial public offering in January 2004.

Loss on Reduction of Debt

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005 as described below in “Liquidity and Capital Resources—Credit Agreement” and “—Other Term Loans,” we incurred $1.4 million in loss on reduction of debt. Included in this amount was $1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

In connection with our initial public offering in fiscal 2004, $73.9 million in predecessor company debt was repaid. Included in this amount was $6.3 million in prepayment and make-whole amounts, of which $3.3 million had previously been accrued by our predecessor as supplemental interest that would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $3.0 million. In addition, $0.2 million in deferred financing costs related to the debt was also written off.

Provision (Benefit) For Income Taxes

For fiscal 2005, our effective tax rate was 2.0%, as compared to 16.5% (exclusive of the benefit discussed in the following paragraph) in fiscal 2004. The periods prior to our initial public offering on January 14, 2004 relate to our predecessor. Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries. Our effective tax rate for the fiscal year ended June 30, 2005 was lower than the rate for the fiscal year ended June 30, 2004 because a smaller portion of our pretax income was provided by our operating partnership’s corporate subsidiaries.

Certain net assets contributed to us in connection with our January 2004 initial public offering were transferred by our predecessor’s corporate subsidiaries. These net assets had tax bases that were lower than their carrying value for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences. Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of our predecessor’s corporate subsidiaries. The effect of the change in tax rates applicable to these differences is reflected as a one-time deferred tax benefit of $17.6 million for the fiscal year ended June 30, 2004.

Net Income

Net income was $8.1 million for the fiscal year ended June 30, 2005, a decrease of $13.1 million compared to net income of $21.2 million for the fiscal year ended June 30, 2004. The decrease resulted primarily from recognition in the 2004 period of the $17.6 million deferred tax benefit described in the preceding paragraph, partially offset by a $0.5 million decrease in interest expense, net, a $1.8 million decrease in loss on reduction of debt, and a $2.0 million increase in operating income.

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

Loss on Reduction of Debt

In connection with the initial public offering, $73.9 million in predecessor company debt was repaid. Included in this amount was $6.3 million in prepayment and make-whole amounts, of which $3.3 million had previously been accrued by our predecessor as supplemental interest that would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $3.0 million. In addition, $0.2 million in deferred financing costs related to the debt was also written off.

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

Certain net assets contributed to us were transferred by our predecessor’s corporate subsidiaries. These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences. Upon transfer to us, the future reversal of these differences will be subject to our effective tax rate, which is significantly lower than the effective tax rate of our predecessor’s corporate subsidiaries. The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17.6 million in fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows.   Net cash provided by operating activities was $24.4 million in fiscal 2005, $17.8 million in fiscal 2004 and $13.2 million in fiscal 2003. The increase of $6.6 million in fiscal 2005, compared to fiscal 2004, resulted primarily from the improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, and a $3.0 million positive impact from changes in operating working capital. This positive impact resulted mainly from increased accounts payable due to increased operating costs of a larger fleet, partially offset by increases in prepaid expenses such as fuel supplies and insurance premiums. The increase of $4.6 million in fiscal 2004, compared to fiscal 2003, resulted primarily from increased net voyage revenue, partially offset by increases in vessel operating and general and administrative expenses. The improved revenue in fiscal 2004 also resulted in an increase in accounts receivable, which provided an offsetting reduction in cash provided by operating activities.

Investing Cash Flows.   Net cash used in investing activities totaled $55.9 million in fiscal 2005, $59.2 million in fiscal 2004 and $0.2 million in fiscal 2003. The primary elements of these activities were vessel acquisitions, construction of new vessels and retrofitting of existing ones, and the drawdown of Title XI escrow funds during the vessel construction period. We spent $30.7 million, $34.1 million and $3.5 million on vessel acquisitions in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005 acquisitions included the vessels acquired in December 2004 and the DBL 78, which was acquired in June 2005. Construction expenditures for our tank vessel newbuilding program and rebuilding projects totaled $16.8 million in fiscal 2005, $26.5 million in fiscal 2004 and $18.7 million in fiscal 2003. Other capital expenditures of $9.0 million in fiscal 2005, $9.5 million in fiscal 2004 and $5.2 million in fiscal 2003 related primarily to repowering of, and installation of coupling systems on, certain tugboats, and expenditures related to upgrading the vessels acquired in December 2004. Capital expenditures made in the normal course of business are generally financed by cash from operations and, where necessary, borrowings under our revolving credit agreement.

In fiscal 2002, we invested the net proceeds of $39.1 million from our Title XI borrowings in short-term U.S. government obligations. These proceeds were held in escrow and then drawn down by us upon delivery of the four tank barges being financed and used to repay construction period borrowings made under our revolving credit agreement. We made $10.7 million and $26.8 million of such drawdowns from our Title XI escrow account in fiscal 2004 and fiscal 2003, respectively. The fourth and final tank vessel in this newbuilding program was delivered in January 2004. The final $1.5 million of escrow funds were left on deposit and are available to the Maritime Administration of the U.S. Department of Administration (“MARAD”) in connection with the restructuring of our financial agreement for the Title XI bonds at the time of our initial public offering. Under this agreement, we are required to make monthly reserve fund deposits which are used to make semi-annual debt service payments. Such deposits, which are reflected in net cash provided by financing activities, were $4.0 million and $1.7 million for fiscal 2005 and fiscal 2004, respectively. For more information, please read “—Title XI Borrowings” below.

Financing Cash Flows.   Net cash provided by financing activities was $31.2 million in fiscal 2005 and $41.7 million in fiscal 2004; net cash used in financing activities was $13.0 million in fiscal 2003.

During fiscal 2005, we increased our credit line borrowings and term loans by a net of $39.2 million, primarily to finance vessel acquisitions. We also paid $18.2 million in distributions to our unitholders in fiscal 2005. In March 2005, we signed a new five-year $80.0 million credit agreement with a syndicate of banks. See “—Credit Agreement” below. The new credit agreement replaced our then-existing $47.0 million credit agreement, which was repaid and terminated. On June 1, 2005, we issued and sold 500,000 common units in a private placement for gross proceeds of $16.0 million.

During fiscal 2004, we completed our initial public offering and used the gross proceeds thereof to pay down term loans and credit line borrowings, including prepayment costs, that had been contributed to us by our predecessor, to pay underwriting fees, professional fees and other offering expenses, and to redeem the 665,000 common units received by our predecessor in connection with the transfer of net assets to us concurrent with the initial public offering. Also in fiscal 2004, we entered into $36.0 million of new term loans to finance the purchase of the DBL 140/Lincoln Sea and the DBL 105 rebuilding project. Finally, we paid $3.7 million in distributions to partners in fiscal 2004. In fiscal 2003, we repaid $9.8 million of term loans and $2.0 million of credit line borrowings and paid $1.5 million in financing costs, primarily attributable to our initial public offering.

Oil Pollution Act of 1990.   Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. One single-hull vessel, renamed the DBL 155, was retrofitted to double-hull and redelivered to us in September 2004. To replace the operating capacity of four single-hull vessels that phased out at varying times from December 2002 to December 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years. The aggregate cost of these four vessels, which have all been delivered, was approximately $46.2 million, including financing and other costs and certain special equipment. These new tank barges were coupled with tugboats we own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability. We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described below under “—Title XI Borrowings.” At June 30, 2005, approximately 72% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures.   Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $11.5 million per year to drydock and maintain our tank vessels’ operating capacity. We expect such expenditures to approximate $10.7 million in fiscal 2006. In addition, we anticipate that we will spend

$0.5 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 3 to the table in “Selected Financial Data” in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2005	2004	2003
Maintenance capital expenditures	$8,024	$7,957	$8,389
Expansion capital expenditures (including vessel acquisitions)	39,337	52,747	7,814
Total capital expenditures	$47,361	$60,704	$16,203
Construction of tank vessels	$16,816	$16,512	$18,703

In September 2004, we signed an agreement with a shipyard to construct a new 100,000-barrel tank barge, which is expected to be delivered during the fall of 2005. The total cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13.0 to $14.0 million. We also signed an agreement with the same shipyard in February 2005 to construct two new 28,000-barrel tank barges that are expected to be delivered during the first calendar quarter of 2006 and which are expected to cost, in the aggregate and after the addition of certain special equipment, in the range of $9.0 to $10.0 million. In August 2005, we signed another agreement with that shipyard to construct another new 28,000-barrel tank barge that we expect will be delivered in the summer of 2006 and which is expected to cost, after the addition of certain special equipment, in the range of $4.5 to $5.0 million. We expect to finance these newbuildings from borrowings and cash from operations.

Additionally, we intend to retire or retrofit 22 single-hull tank vessels by December 2014, which at June 30, 2005 represented approximately 28% of our barrel-carrying capacity. We estimate that the current cost to replace this capacity with newbuildings and by retrofitting certain of our existing vessels would range from $58.0 million to $66.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. We are currently evaluating the most cost-effective means to replace this capacity.

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

Credit Agreement.   In March 2005, we entered into a new five-year $80.0 million revolving credit agreement with a syndicate of banks. The new credit agreement replaced our then-existing $47.0 million revolving credit agreement, which was repaid and terminated. The new credit agreement contains a $20.0 million sublimit for letters of credit and allows us to request an increase in the total availability under the new credit agreement by up to $20.0 million, to a maximum of $100.0 million, so long as no default or event of default has occurred and is continuing.

Obligations under the new credit agreement are secured by a first priority security interest, subject to permitted liens, on certain of our vessels having an orderly liquidation value at least equal to the greater of (a) $50.0 million and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding under the new credit agreement. Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the new credit agreement) to EBITDA (as defined in the new credit agreement) and are determined according to whether the loan is based on the London interbank offered rate (a LIBOR-based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b) 0.50% in excess of the federal funds effective rate (a base rate loan). The following table summarizes the rates of interest and commitment fees under the new credit agreement:

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

Interest on a base rate loan is payable monthly over the five-year term of the agreement. Interest on a LIBOR-based loan is due, at our election, one, two, three or six months after such loan is made. Outstanding principal amounts are due upon termination of the agreement.

Loan proceeds under the new credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. Amounts borrowed and repaid may be re-borrowed. Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

The new credit agreement contains covenants that are similar to, but generally more favorable than, the prior revolving credit agreement. These covenants include, among others:

•       the maintenance of the following financial ratios (all as defined in the new credit agreement): (a) fixed charges to EBITDA of at least 2.50 to 1:00, (b) total funded debt to tangible capitalization of no greater than 0.60 to 1.00, and (c) total funded debt to EBITDA of no more than 3.75 to 1.00.

•       restrictions on creating liens on or disposing of the vessels securing the new credit agreement, subject to permitted exceptions;

•       restrictions on merging and selling assets outside the ordinary course of business;

•       prohibitions on making distributions to limited or general partners of ours during the continuance of an event of default; and

•       restrictions on transactions with affiliates and materially changing our business.

The new credit agreement contains customary events of default. If a default occurs and is continuing, we must repay all amounts outstanding thereunder.

Borrowings outstanding under the new credit agreement as of June 30, 2005 were $47.1 million. We have also utilized $6.5 million in a stand-by letter of credit under the credit facility as collateral in connection with security granted to MARAD pursuant to the financial agreements governing our Title XI borrowings. For more information, please read “—Title XI Borrowings” below.

Other Term Loans.   In March 2005, we entered into a new, three-year term loan in the amount of $11.7 million to refinance an existing loan. Our obligations under this agreement are secured by a first priority security interest in three vessels. We have assigned to the lender all proceeds from the charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels. The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%. The loan agreement contains events of default and covenants that are customary for facilities of this type.

Also in March 2005, we also entered into an agreement to borrow up to $11.0 million to partially finance construction of the new 100,000-barrel tank barge described above in “—Ongoing Capital Expenditures.” The loan bears interest at 30-day LIBOR plus 1.05%; interest only is payable monthly through the earlier of October 31, 2005 or delivery of the tank barge. Thereafter, monthly principal payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $6.4 million at June 30, 2005.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of the 80,000-barrel double-hull tank barge acquired in June 2005 and to partially finance construction of the new 28,000-barrel tank barges described above in “—Ongoing Capital Expenditures.” The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the earlier of April 30, 2006 or the delivery of the two 28,000-barrel barges, and 30-day LIBOR plus 1.75% thereafter. Interest only is payable monthly through the interim financing period. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. We have the option, after the first anniversary date of the note, to convert to a fixed interest rate. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan totaled $11.6 million at June 30, 2005.

To finance the January 2004 acquisition of a 140,000-barrel capacity double-hull tank barge and related tugboat, we entered into a seven-year, $25.0 million term loan. To finance the rebuilding of the DBL 105 and the retrofitting of the DBL 155, we entered into an agreement with a financial institution in May 2004 to provide $20.0 million of term loans to permanently finance these vessels upon completion of the respective projects. These term loans were repaid upon closing of the new credit agreement and new term loan as described above.

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

On June 7, 2002, we privately placed $40.4 million of bonds (“Title XI bonds”), which were guaranteed by MARAD. The proceeds of $39.1 million, net of certain closing fees, were deposited in an escrow account with the U.S. Department of the Treasury and were invested in U.S. government obligations. The bonds were issued in four series and bear interest at a weighted average fixed rate of 6.2% per year. Each series is repayable over 25 years beginning six months after the delivery date of the related tank vessel.

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

•       bankruptcy or insolvency events involving us, the operating partnership or any of our subsidiaries; or

•       exceeding $5.0 million in indebtedness incurred for the purpose of making distributions or indemnity payments to our predecessor and certain of its affiliates.

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

Restrictive Covenants.   The agreements governing our $80.0 million credit facility, Title XI borrowings and term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners’ capital.

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

Private Placement of Common Units.   On June 1, 2005, we issued and sold 500,000 common units to Tortoise in a private placement for proceeds of $16.0 million, before expenses associated with the offering. The offer and sale of the common units was made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended. Tortoise has agreed not to sell any of the common units until December 1, 2005.

In connection with its purchase of common units, we entered into a registration rights agreement with Tortoise. Pursuant to this agreement, we filed a shelf registration statement on August 30, 2005 for the resale of the common units, and we have agreed to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the Securities and Exchange Commission by January 27,

2006. In addition, we granted Tortoise certain “piggyback” registration rights in the registration rights agreement.

We used the net proceeds to repay indebtedness incurred under our revolving credit facility in connection with our December 2004 vessel acquisition.

Contractual Obligations and Contingencies.   Our contractual obligations at June 30, 2005 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$114,005	$2,897	$16,465	$52,920	$41,723
Operating lease obligations	2,658	650	1,300	708	—
Purchase obligations(1)	10,131	10,131	—	—	—
	$126,794	$13,678	$17,765	$53,628	$41,723

(1)          Capital expenditures relating to shipyard payments for the construction of a new 100,000-barrel double-hull tank barge and two new 28,000-barrel double-hull tank barges.

The executive officers of K-Sea General Partner GP LLC have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. Each of the employment agreements had an initial term of one year. The term of each employment agreement is automatically extended for successive one-year terms unless either party gives 30 days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for an aggregate base annual salary of $710,000. In addition, each employee is eligible to receive an annual bonus award based upon our consolidated financial performance. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation.

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

EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties, including former employees, alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering. EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000 and are seeking to settle the other case. We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York, have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. The boundaries of these waters have never been defined. An industry group in which we and EW Transportation Corp. participate has proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for purposes of a different tax, for many years. The taxing authority has not yet responded to this proposal. We have begun filing monthly tax returns, and have accrued our estimated liability using the industry’s proposed calculation methodology. In accordance with the agreements entered into in connection with our initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the initial public offering) is a retained liability of our predecessor.

Inflation

During the last three years, inflation has had a relatively minor effect on our financial results. Our contracts generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed through to our customers.

Related Party Transactions

We lease our office and pier facilities from, and charter certain vessels to, affiliates of an employee. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 7 to our audited consolidated financial statements included elsewhere in this report.

KSP Investors A L.P., KSP Investors B L.P., and KSP Investors C L.P. and their controlled affiliates have agreed to indemnify us for claims associated with certain retained liabilities. For more information regarding the indemnification obligations and other related party transactions, please read “Certain Relationships and Related Transactions” in Item 13 of this report.

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

CRITICAL ACCOUNTING POLICIES

The accounting treatment of a particular transaction is governed by generally accepted accounting principles, or GAAP, and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that, of our significant accounting policies discussed in note 3 to our audited consolidated financial statements, the following may involve a higher degree of judgment.

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

Depreciation

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, these useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. Also included in vessels are drydocking expenditures that are capitalized and amortized over three years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value by appraisal. Our assumptions and estimates would include, but not be limited to, the estimated fair market value of the assets and their estimated future cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” We are required to adopt FASB 123(R) as of July 1, 2005. The adoption will require us to recognize the fair value of unit options granted under our long-term incentive plan. To date, no unit options have been granted.

On April 4, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 as of June 30, 2006, and we do not expect that such adoption will have a significant impact on our financial position, results of operations or cash flows.

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 3”) and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We are required to adopt FAS 154 as of July 1, 2006, and we do not expect that such adoption will have a significant impact on our financial position, results of operations or cash flows.

RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. Unitholders should carefully consider the following risk factors together with all of the other information included elsewhere in this report.

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

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified, repealed or waived.

We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels built and registered in the United States and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our common units and other partnership interests. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. For information about the Jones Act and other maritime laws, please read “Regulation—Coastwise Laws” in Items 1 and 2 of this report.

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

The Secretary of the Department of Homeland Security is vested with the authority and discretion to waive the coastwise laws to such extent and upon such terms as he may prescribe whenever he deems that such action is necessary in the interest of national defense. In response to the effects of Hurricane Katrina, on September 1, 2005 the Secretary of the Department of Homeland Security waived the coastwise laws generally for the transportation of petroleum products until September 19, 2005 and further waived the coastwise laws generally for the transportation of petroleum released from the Strategic Petroleum Reserve undertaken in response to circumstances arising from Hurricane Katrina. Any waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition, which could reduce our revenues and cash available for distribution.

We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution.

We must make substantial capital expenditures, including drydocking expenses and the replacement or retrofitting of our single-hull vessels under OPA 90, to maintain the operating capacity of our fleet. We currently expect to spend an average of $12.0 million per year in drydocking and other general capital expenditures to maintain the operating capacity of our fleet, excluding any additional drydocking and other general capital expenditures that would be required if our acquisition of Sea Coast Towing, Inc. is consummated.

Prior to January 1, 2015, we intend to retire or retrofit 22 single-hull vessels, which represents approximately 28% of our barrel-carrying capacity as of June 30, 2005. We estimate that the current cost to replace this capacity with newbuildings and by retrofitting certain of our existing vessels ranges from $58.0 million to $66.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors.

Please read “In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted” for information about our requirement to deduct estimated maintenance capital expenditures in calculating our available cash from operating surplus.

In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

Our partnership agreement requires us to deduct estimated maintenance capital expenditures from operating surplus each quarter, as opposed to actual maintenance capital expenditures, in order to reduce disparities in operating surplus caused by the fluctuating level of maintenance capital expenditures, such as drydocking. Because of the substantial capital expenditures we intend to make by January 1, 2015 to replace the operating capacity of our single-hull vessels, our annual estimated maintenance capital expenditures for purposes of calculating operating surplus also includes $1.5 million to reduce the fluctuation in operating surplus that would otherwise be caused by the required expenditures.

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

Please read “We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution” for information regarding substantial expenditures that we must make to maintain the operating capacity of our fleet.

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

In addition, we operate our tank vessels in the East Coast and Gulf Coast regions, markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of black oil products and certain clean oil products, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably mild winters can result in significantly lower demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. In addition, unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling. Seasonality could materially affect our business, financial condition and results of operations in the future.

Marine transportation is an inherently risky business.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

•       marine disasters;

•       bad weather;

•       mechanical failures;

•       grounding, fire, explosions and collisions;

•       human error; and

•       war and terrorism.

All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of our vessels were involved in an accident, with the potential risk of environmental contamination, the resulting media coverage could have a material adverse effect on our business, financial condition and results of operations. Please read “Legal Proceedings” in Item 3 of this report.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our operations. For example, a catastrophic oil spill or other disaster could exceed our insurance coverage. In addition, our affiliate, EW Transportation LLC, and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material.

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

Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. Two customers accounted for 26% and 16%, respectively, of our consolidated revenues for fiscal 2005. If we were to lose either of these customers or if either of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow by expanding our business in the East Coast and Gulf Coast regions and to expand into other geographic markets. For example, we recently entered into an agreement to acquire Sea Coast Towing, Inc., which is engaged in the maritime transportation of refined petroleum products and related businesses along the West Coast of the United States and Alaska. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•       identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

•       identify vessels for acquisition;

•       consummate acquisitions or joint ventures, including our pending acquisition of Sea Coast Towing, Inc;

•       integrate any acquired businesses or vessels successfully with our existing operations;

•       hire, train and retain qualified personnel to manage and operate our growing business and fleet;

•       identify new geographic markets;

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

We may not be able to successfully integrate the operations of Sea Coast Towing with our current operations.

In August 2005, we entered into a definitive agreement to acquire Sea Coast Towing, Inc., which operates 15 tank barges (representing approximately 705,000 barrels of capacity) and 15 tugboats along the West Coast of the United States and Alaska. If we complete our acquisition of Sea Coast, the integration of Sea Coast’s operations with our current operations will be a complex, time consuming and costly process. Failure to timely and successfully integrate Sea Coast may have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating Sea Coast will present challenges to our management including:

•       operating a significantly larger combined company with operations in geographic areas in which we have not previously operated;

•       managing relationships with new customers for whom we have not previously provided services;

•       integrating personnel with diverse backgrounds and organizational cultures;

•       experiencing operational interruptions or the loss of key employees, customers or suppliers;

•       establishing the internal controls and procedures for the combined entity that we are required to maintain under the Sarbanes-Oxley Act of 2002; and

•       consolidating other corporate and administrative functions.

We will also be exposed to risks that are commonly associated with transactions similar to this acquisition, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. As a result, the anticipated benefits of the acquisition may not be fully realized, if at all.

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

We received approximately 74% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2005. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, our profitability may be adversely affected.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

During fiscal 2005, we derived approximately 26% of our revenue from single voyage charters. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

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

Increasingly stringent federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and MARAD, and to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

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

All of our seagoing personnel other than tug and tanker captains, or approximately 75% of our workforce, are employed under a contract with a division of the International Longshoreman’s Association that expires on June 30, 2008. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

Increased competition in the domestic tank vessel industry could result in reduced profitability and loss of market share for us.

Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense. The most important factors determining whether a contract will be awarded include:

•       availability and capability of the vessels;

•       ability to meet the customer’s schedule;

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

Some of our employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we may have greater exposure for claims made by these employees.

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

Changes in international trade agreements could affect our ability to provide marine transportation services at competitive rates.

Currently, vessel trade or marine transportation between two points within the same country, generally known as cabotage or coastwise trade, is not included in the General Agreement on Trade in Services or the North American Free Trade Agreement. In addition, the Jones Act restricts maritime cargo transportation between U.S. ports to U.S.-flag vessels qualified to engage in U.S. coastwise trade. If maritime services were deemed to include cabotage and included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other multi-national trade agreements, transportation of maritime cargo between U.S. ports could be opened to foreign-flag vessels. Foreign vessels would have lower construction costs and would generally operate at significantly lower costs than we do in U.S. markets, which would likely have a material adverse effect on our ability to compete.

K-Sea General Partner L.P. and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

Our affiliates indirectly own the general partner interest and a 46.2% limited partner interest in us and own and control the general partner of our general partner. Conflicts of interest may arise between our general partner and our affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of our affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•       our general partner is allowed to take into account the interests of parties other than us, such as the interests of its affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•       our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•       our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•       in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units or to make incentive distributions or to hasten the expiration of the subordination period;

•       our general partner determines which costs incurred by it and its affiliates, including K-Sea General Partner GP LLC, are reimbursable by us;

•       our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf;

•       our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•       our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Our partnership agreement currently limits the ownership of our partnership interests by individuals or entities that are not U.S. citizens. This restriction could limit the liquidity of our common units.

In order to ensure compliance with Jones Act citizenship requirements, the board of directors of the general partner of our general partner has adopted a requirement that at least 85% of our partnership interests must be held by U.S. citizens. This requirement may have an adverse impact on the liquidity or market value of our common units, because unitholders will be unable to sell units to non-U.S. citizens. Any purported transfer of common units in violation of these provisions will be ineffective to transfer the common units or any voting, dividend or other rights in respect of the common units.

The IRS could treat us as a corporation for tax purposes, which would substantially reduce cash available for distribution to unitholders.

The federal income tax benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. The IRS has not provided any ruling on this matter. If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 35%, distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.

Current law may change and cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be decreased to reflect the impact of that law on us. Finally, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on us, the cash available for distribution to unitholders would be reduced.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Title XI bonds and one outstanding term loan bear interest at fixed interest rates ranging from 6.17% to 6.26%. Borrowings under our credit agreement and two outstanding term loans bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate. Based on an aggregate $65.1 million of floating rate debt outstanding as of June 30, 2005, the impact of a 1% increase in interest rates would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $0.7 million annually.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements set forth on pages F-1 to F-21 of this report are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of June 30, 2005, management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2005, based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading “Report of Independent Registered Public Accounting Firm” on page F-2 herein.

ITEM 9B.       OTHER INFORMATION.

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

Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September 12, 2005. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	59	Chairman of the Board
Timothy J. Casey	45	President, Chief Executive Officer and Director
Anthony S. Abbate	65	Director
Barry J. Alperin	65	Director
Brian P. Friedman	49	Director
Frank Salerno	46	Director
John J. Nicola	51	Chief Financial Officer
Thomas M. Sullivan	46	Vice President, Operations
Richard P. Falcinelli	44	Vice President, Administration and Secretary

James J. Dowling has served as our Chairman of the Board since July 2003, has served as Chairman of the Board of EW Transportation LLC (formerly K-Sea Transportation LLC) since January 2002 and has served as a director of EW Transportation LLC since its formation in April 1999. Mr. Dowling has been a Managing Director of Jefferies Capital Partners, a private investment firm, since January 2002, and is a director of a private company in which Jefferies Capital Partners has an interest. Jefferies Capital Partners is the manager of Furman Selz Investors II L.P. and its affiliated entities.

Timothy J. Casey has served as our President, Chief Executive Officer and Director since July 2003. Mr. Casey has served as President, Chief Executive Officer and Director of EW Transportation LLC since April 1999. Mr. Casey is also a board member for American Waterways Operators and The Seamen’s Church Institute.

Anthony S. Abbate has served as a Director since February 2004. Mr. Abbate has been President and Chief Executive Officer of Interchange Financial Services Corporation, a bank holding company, since 1984 and President and Chief Executive Officer of its principal subsidiary, Interchange Bank, since 1981.

Mr. Abbate also serves as Chairman of the Executive Committee of both Interchange Financial Services Corporation and Interchange Bank.

Barry J. Alperin has served as a Director since February 2004. Mr. Alperin is a business consultant who retired from Hasbro Inc. in 1996 after 11 years in various senior executive positions, including Vice Chairman and Director. Mr. Alperin is currently on the board of Henry Schein, Inc., a distributor of healthcare products to office-based practitioners, and The Hain Celestial Group, Inc., a natural and organic beverage, snack, specialty food and personal care products company.

Brian P. Friedman has served as a director since July 2003. Mr. Friedman has been a managing member of Jefferies Capital Partners, a private investment firm, and affiliated entities since 1997. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc. Mr. Friedman serves as a director of Jefferies Group, Inc., an investment banking firm, Iowa Telecommunications Services, Inc., a provider of telecommunications services, Real Mex Restaurants, Inc., a restaurant chain operator, Telex Communications, Inc., a manufacturer of audio and wireless communications equipment, Pacific Basin Limited, an international transportation company, and various private companies in which Jefferies Capital Partners or its affiliates have an interest.

Frank Salerno has served as a Director since February 2004. From mid-1999 until his retirement in February 2004, Mr. Salerno was Managing Director and Chief Operating Officer of Merrill Lynch Investment Advisors—Americas Institutional Division, an investment advisory company.

John J. Nicola has served as our Chief Financial Officer since July 2003, and has served as Chief Financial Officer of EW Transportation LLC since July 2000. Mr. Nicola was employed from November 1993 to July 2000 by Maersk Sealand, a container shipping company, in various senior financial management roles, including Chief Financial Officer of Maersk’s East Coast and Gulf terminal operating subsidiary. Mr. Nicola is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas M. Sullivan has served as our Vice President of Operations since July 2003. Mr. Sullivan served as Vice President of Operations for EW Transportation LLC since April 1999. Mr. Sullivan also served as Vessel Supervisor for EW Transportation LLC’s predecessor from March 1995 until April 1999.

Richard P. Falcinelli has served as our Vice President of Administration and Secretary since July 2003. Mr. Falcinelli has served as Vice President of Administration and Secretary of EW Transportation LLC since April 1999.

Meetings and Committees of the Board of Directors

Meetings

K-Sea General Partner GP LLC’s board of directors held four meetings during fiscal 2005. During fiscal 2005, each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors of K-Sea General Partner GP LLC and (2) the total number of meetings held by all committees of such board on which he served.

Audit Committee

K-Sea General Partner GP LLC has a standing audit committee consisting of Messrs. Abbate, Alperin (Chairman) and Salerno. The board of directors of K-Sea General Partner GP LLC has determined that all members of the audit committee are independent within the meaning of the listing standards of the New York Stock Exchange and the applicable rules of the Securities and Exchange Commission. In addition, the board of directors of K-Sea General Partner GP LLC has determined that Mr. Abbate is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.

The primary responsibilities of the audit committee are to assist the board of directors of K-Sea General Partner GP LLC in overseeing (1) the integrity of our financial statements, (2) our independent registered public accounting firm’s qualifications, independence, and performance, (3) the effectiveness of our internal controls and procedures and our internal audit function, and (4) our compliance with legal and regulatory requirements. The audit committee has the sole authority to appoint, retain and terminate our independent registered public accounting firm, which reports directly to the audit committee.

The audit committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

K-Sea General Partner GP LLC has a standing compensation committee consisting of Messrs Alperin, Dowling and Friedman. The compensation committee, among other tasks, determines and approves the chief executive officer’s compensation, makes recommendations to the board with respect to other executive officer compensation, and reviews from time to time the compensation and benefits of non-employee directors.

Conflicts Committee

K-Sea General Partner GP LLC has a standing conflicts committee consisting of Messrs. Abbate, Alperin and Salerno. The conflicts committee reviews specific matters that the board of directors of K-Sea General Partner GP LLC believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement.

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

The listing standards relating to general independence consist of both a requirement for a board determination that the director has no material relationship with the listed company and a listing of several specific relationships that preclude independence. To assist it in making determinations of independence, the board has adopted categorical standards as permitted under the listing standards. Although the board considers all relevant facts and circumstances in assessing whether a director is independent, relationships falling within the categorical standards are not required to be disclosed or separately discussed in this report in connection with the board’s independence determinations. A relationship falls within the categorical standards adopted by the board if it:

•       is a type of relationship addressed in

•        the rules of the SEC requiring proxy statement disclosure of relationships and transactions, or

•        the provisions of the New York Stock Exchange Listed Company Manual listing relationships that preclude a determination of independence,

but under those rules neither requires disclosure nor precludes a determination of independence, or

•       consists of charitable contributions by us to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last three years.

None of the independent directors had relationships relevant to an independence determination that were outside the scope of the board’s categorical standards.

Because we are a limited partnership, the listing standards of the New York Stock Exchange do not require K-Sea General Partner GP LLC to have a majority of independent directors or a nominating/corporate governance or compensation committee.

Code of Business Conduct and Ethics

The board of directors of K-Sea General Partner GP LLC has adopted a code of business conduct and ethics for all employees, including our principal executive officer and principal financial and accounting officer. If any amendments are made to the code or if K-Sea General Partner GP LLC grants any waiver, including any implicit waiver, from a provision of the code that the SEC or the New York Stock Exchange (“NYSE”) requires us to disclose, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Corporate Governance Guidelines

The board of directors of K-Sea General Partner GP LLC has also adopted corporate governance guidelines in accordance with the rules of the New York Stock Exchange.

Availability of Corporate Governance Documents

Copies of the board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.k-sea.com and in print, free of charge, upon written request to the Secretary, K-Sea General Partner GP LLC, 3245 Richmond Terrace, Staten Island, NY 10303.

Annual Certification

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. In 2004, we submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. In 2005, we expect to submit this certification to the NYSE within 30 days after filing this report.

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

Communications with Independent Directors

Persons wishing to communicate with our independent non-management directors may do so by writing to them at K-Sea General Partner GP LLC, c/o Board of Directors, 3245 Richmond Terrace, Staten Island, New York 10303.

Payments to our General Partner

K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. These costs totaled approximately $0 and $17,000 during fiscal 2005 and fiscal 2004, respectively. We also directly pay the fees of the independent directors of K-Sea General Partner GP LLC and reimburse meeting-related expenses of all directors of K-Sea General Partner GP LLC.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended June 30, 2005, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except that two Form 4s for Frank Salerno were not timely filed.

ITEM 11.         EXECUTIVE COMPENSATION.

The following table sets forth the annual salary, bonus and all other compensation awards and payouts made to our President and Chief Executive Officer, and our three other executive officers, in respect of fiscal 2005 and 2004:

Summary Compensation Table(1)

				Long-Term Compensation
				Restricted
		Annual Compensation		Unit	All Other
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(2)	Awards($)(3)	Compensation($)(4)
Timothy J. Casey	2005	242,308	—	468,750	17,546
President and Chief Executive Officer	2004	233,077	161,500	—	16,495
John J. Nicola	2005	153,654	—	156,250	14,073
Chief Financial Officer	2004	149,038	66,500	—	13,652
Thomas M. Sullivan	2005	153,654	—	156,250	14,073
Vice President, Operations	2004	149,038	65,000	—	13,784
Richard P. Falcinelli	2005	153,654	—	156,250	14,073
Vice President, Administration and Secretary	2004	149,038	65,000	—	14,015

(1)          K-Sea Transportation Partners L.P. and K-Sea General Partner GP LLC, the general partner of our general partner, were formed in July 2003; however, neither paid compensation to its directors or officers prior to January 14, 2004, the closing date of our initial public offering. The data in the table above for fiscal 2004 reflects payments to our executive officers by us and by our predecessor companies in respect of fiscal 2004.

(2)          Bonuses are earned based on the results of operations for each fiscal year and are reported above for the fiscal year in which they were earned. Bonuses for the fiscal year ended June 30, 2005 have not yet been awarded.

(3)          Represents the value of the executive officer’s restricted unit award under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan (calculated by multiplying the closing market price of our common units on the date of grant by the number of restricted units awarded). As of June 30, 2005, Mr. Casey had 15,000 restricted units with a value of $513,750, and each of Messrs. Nicola, Sullivan and Falcinelli had 5,000 restricted units with a value of $171,250. The restricted units vest in five equal installments beginning October 1, 2005. Each restricted unit includes an associated distribution equivalent right, which entitles the recipient to receive an amount in cash equal to, and at the same time as, the cash distributions made by us with respect to a common unit during the period such restricted unit is outstanding.

(4)          Consists of contributions to our 401(k) and money purchase defined contribution plans.

Unit Option Awards

No unit options were awarded during fiscal 2005.

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

The employment agreements contemplate that each employee will serve as an officer of K-Sea General Partner GP LLC and other affiliates. Each of the employment agreements had an initial term of one year. The term of each employment agreement is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement.

Mr. Casey receives a base annual salary of $245,000 and each of Messrs. Nicola, Falcinelli and Sullivan receive a base annual salary of $155,000. Under the employment agreement, each employee is eligible to receive an annual bonus award based upon the financial performance of us and our subsidiaries. The board of directors of K-Sea General Partner GP LLC will determine the amount of any bonus award and may issue additional awards to each employee in the amounts and at the times it so determines. Further, each employee is entitled to an automobile and certain other benefits.

If the employee’s employment is terminated without cause (as defined in the employment agreement) or if the employee resigns for good reason (as defined in the employment agreement), the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation. In addition, K-Sea Transportation Inc. will pay on behalf of each employee the premiums necessary to provide coverage continuation rights under certain insurance policies for a one-year period after termination or resignation.

The employment agreements also provide for a non-competition period that will continue for two years after the termination of the employee’s employment, except that the non-competition period may terminate earlier as determined by the board of directors of K-Sea General Partner GP LLC if (a) the employee is terminated other than for cause and (b) such termination does not occur within 30 days after a “change in control,” as defined therein. During the non-competition period, the employee is generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination and from soliciting or inducing any of our employees to terminate their employment with us or accept employment with anyone else or interfere in a similar manner with our business.

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

K-Sea General Partner GP LLC’s board of directors or its compensation committee at its discretion are able to terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. K-Sea General Partner GP LLC’s board of directors or its compensation committee also have the right to alter or amend the long-term incentive plan or any part thereof from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units.   A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units granted to employees and directors will vest. The compensation committee will be able to base its vesting determination upon the achievement of specified performance objectives. In addition, subject to additional or contrary provisions in a unit award agreement, the restricted units will vest upon a change in control of K-Sea Transportation Partners L.P. or our general partner.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and K-Sea General Partner GP LLC or its affiliates. Common units to be delivered upon the vesting of restricted units may be common units acquired by the general partner of our general partner in the open market, common units already owned by the general partner of our general partner, common units acquired by the general partner of our general partner directly from us or any other person or any combination of the foregoing, as determined by the compensation committee at its discretion. K-Sea General Partner GP LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units will be borne by us. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution equivalent units (“DERs”) with respect to restricted units, which entitle the recipient to receive an amount in cash equal to, and at the same time as, the cash distributions made by us with respect to a common unit during the period such restricted unit is outstanding.

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

Unit Options.   The long-term incentive plan will permit the grant of options covering common units. The compensation committee will be able to make grants under the plan to employees and directors containing such terms as the committee determines. Unit options will not have an exercise price that is less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of K-Sea Transportation Partners L.P. or K-Sea Operating Partnership L.P. or upon the achievement of specified performance objectives. Unless otherwise provided in an award agreement, unit options may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.

If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s unvested options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in a written employment agreement between the grantee and K-Sea General Partner GP LLC or its affiliates. Upon exercise of a unit option, K-Sea General Partner GP LLC will acquire common units in the open market or directly from us or any other person or use common units that it already owns, or any combination of the foregoing, as determined by the compensation committee in its discretion. K-Sea General Partner GP LLC will be entitled to reimbursement by us for the difference between the cost incurred in acquiring these common units and the proceeds received from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the general partner of our general partner will pay us the proceeds it receives from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

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

Director Compensation

K-Sea General Partner GP LLC pays no additional remuneration to its employees for serving as directors.

The following table provides information on compensation and reimbursement practices for independent directors of K-Sea General Partner GP LLC (Messrs. Abbate, Alperin and Salerno):

	Fiscal 2006(1)	Fiscal 2005
Annual retainer (payable quarterly)	$5,000	Not Applicable
Additional fee for attendance at each board meeting	$1,000	Not Applicable
Additional fee for attendance at each audit committee meeting(2)	$1,000	$750
Additional fee for chairman at each audit committee meeting	$1,000	$1,000
Additional fee for attendance at each compensation committee meeting	$1,000	$750
Equity-based compensation	250 restricted units(3)	Not Applicable(4)
Reimbursement of expenses attendant to board membership	Yes	Yes

(1)   The board of directors of K-Sea General Partner GP LLC established compensation and reimbursement policies for fiscal 2006 at its regularly scheduled meeting on September 8, 2005. These policies will apply to subsequent fiscal years unless changed by the board of directors of K-Sea General Partner GP LLC or the compensation committee thereof.

(2)   Additional fee is only $500 if the audit committee meeting occurs on the same day as a board meeting.

(3)   Restricted units vest on the first anniversary of the date of grant, subject to earlier vesting in the event of a change in control, death, disability or retirement and to such other terms as are set forth in the award agreement, a form of which has been filed as an exhibit to this report. The date of grant for fiscal 2006 is September 8, 2005; the date of grant for subsequent fiscal years will be the date of the first regularly scheduled board meeting during such fiscal year. Grants of restricted units include associated DERs.

(4)   On February 23, 2004, the independent directors were each granted 3,000 restricted units and associated DERs. The restricted units vest in four equal annual installments beginning on February 23, 2005, subject to earlier vesting in the event of a change in control, death, disability or retirement and to such other terms as are set forth in the award agreement.

On October 1, 2004, the compensation committee of the board of directors of K-Sea General Partner GP LLC granted 15,000 restricted units and associated DERs to Mr. Dowling under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan. The restricted units vest in five equal annual installments beginning on October 1, 2005.

Except as described above, neither Mr. Dowling nor Mr. Friedman has received any remuneration for serving as a director. We also reimburse Mr. Dowling and Mr. Friedman for expenses attendant to board membership.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS.

A diagram depicting our current organizational structure is presented below.

Individual investors and funds managed by Jefferies Capital Partners/FS Private Investment LLC
100% Ownership Interest
KSP Investors A/B/C and Management
Public Unitholders 4,667,250 Common Units
51.8% Limited Partner Interest
100% Ownership Interest
100% Ownership Interest
EW Transportation LLC 2,983,182 Subordinated Units
K-Sea General Partner GP LLC
99.99% General Partner Interest
0.01% General Partner Interest
100% Ownership Interest
33.1% Limited Partner Interest
K-Sea General Partner, L.P. (the General Partner) Incentive Distribution Rights
2.0% General Partner Interest
Subsidiaries of EW Transportation LLC 1,181,818 Subordinated Units
13.1% Limited Partner Interest
K-Sea Transportation Partners, L.P. (the Partnership)
100% Ownership Interest
K-Sea OLP GP, LLC
99.99% Limited Partner Interest
0.01% General Partner Interest
K-Sea Operating Partnership L.P. (the Operating Partnership)
100% Ownership Interest
K-Sea Transportation Inc. and other subsidiaries

K-Sea Transportation Partners L.P.

The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. as of September 12, 2005 by beneficial owners of 5% or more of such units by each director and executive officer of K-Sea General Partner GP LLC and by all directors and executive officers as a group.

	Common	Percentage of Common	Subordinated	Percentage of Subordinated	Percentage of Total Common and Subordinated
Name of Beneficial Owners(1)	Units(2)	Units	Units	Units	Units
Beneficial Owners of 5% or More
EW Transportation LLC(3)	—	—	4,165,000	100.0%	47.2%
EW Holding Corp.(4)	—	—	1,181,818	28.4%	13.4%
EW Transportation Corp.	—	—	454,545	10.9%	5.1%
Tortoise Energy Infrastructure Corporation(5)	571,300	12.2%	—	—	6.5%
Tortoise Capital Advisors, L.L.C.(5)	666,533	14.3%	—	—	7.5%
Directors and Executive Officers
James J. Dowling	6,000	*	—	—	*
Timothy J. Casey	4,000	*	—	—	*
Anthony S. Abbate	2,750	*	—	—	*
Barry J. Alperin	3,750	*	—	—	*
Brian P. Friedman(6)	10,800	*	4,165,000	100.0%	47.3%
Frank Salerno	2,050	*	—	—	*
John J. Nicola	8,500	*	—	—	*
Thomas M. Sullivan	1,600	*	—	—	*
Richard P. Falcinelli	2,200	*	—	—	*
All directors and executive officers as a group (9 persons)	41,650	*	4,165,000	100.0%	47.6%

*                    Less than 1%.

(1)   Unless otherwise noted, each beneficial owner has sole voting and dispositive power with respect to the common and subordinated units set forth opposite such holder’s name.

(2)          Holders of restricted units do not have voting or investment power with respect to such units prior to vesting. Restricted units that vest within 60 days of the date of this report are deemed outstanding for purposes of determining the beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following common units that may be issued upon the vesting of restricted units are included in the table: Mr. Dowling—3,000; Mr. Casey—3,000; Mr. Nicola—1,000; Mr. Sullivan—1,000; and Mr. Falcinelli—1,000.

(3)          EW Transportation LLC is owned by individual investors, including certain of our directors and executive officers, and by KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a “KSP Entity”). The table below sets forth the economic interest in, and beneficial ownership of equity interests of, EW Transportation LLC, which beneficial ownership includes units beneficially owned by EW Holding Corp. and EW Transportation Corp., its wholly owned subsidiaries. The address of EW Transportation LLC is 3245 Richmond Terrace, Staten Island, New York 10303.

(4)          EW Holding Corp.’s beneficial ownership includes units beneficially owned by EW Transportation Corp., its wholly owned subsidiary. The address of each entity is 3245 Richmond Terrace, Staten Island, New York 10303.

(5)          Based solely on a Schedule 13G filed with the Securities and Exchange Commission on August 12, 2005 by Tortoise Energy Infrastructure Corporation (“TEIC”) and Tortoise Capital Advisors, L.L.C., an investment advisor to TEIC and certain managed accounts (“TCA”). TCA, by virtue of an investment advisory agreement with TEIC, has all investment and voting power over common units owned of record by TEIC. TCA and TEIC have reported that they share voting power and dispositive power over the common units owned of record by TEIC. TCA also acts as an investment advisor to certain managed accounts. Including shares owned of record by TEIC, TCA has shared voting power with respect to 629,227 common units and shared dispositive power with respect to 666,533 common units. TCA is not the record owner of any common units and disclaims any beneficial interest in such common units. The address of each entity is 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210.

(6)          Mr. Friedman owns 51% of Park Avenue Transportation Inc., the general partner of each KSP Entity and, therefore, may be deemed to beneficially own the subordinated units held by EW Transportation LLC. The address of each KSP Entity and Park Avenue Transportation Inc. is 520 Madison Avenue, 12th Floor, New York, New York 10022.

EW Transportation LLC

The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, EW Transportation LLC as of September 12, 2005:

Name of Beneficial Owner	Economic Interest	Equity Interest
KSP Investors A L.P.	57.6%	62.9%
KSP Investors B L.P.	19.8%	21.7%
KSP Investors C L.P.	12.6%	13.7%
Park Avenue Transportation Inc.(1)	90.0%	98.3%
James J. Dowling(2)	—	—
Timothy J. Casey	5.5%	*
Anthony S. Abbate	—	*
Barry J. Alperin	—	*
Brian P. Friedman(1)	90.0%	98.3%
Frank Salerno	—	*
John J. Nicola	1.3%	*
Thomas M. Sullivan	1.3%	*
Richard P. Falcinelli	1.3%	*
All directors and executive officers of K-Sea General Partner GP LLC as a group (9 persons)	99.3%	99.9%

*                    Less than 1%.

(1)          Park Avenue Transportation Inc. is the general partner of each of KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a “KSP Entity”) and, therefore, has sole voting and dispositive power with respect to the equity interests of EW Transportation LLC owned by each KSP Entity. Mr. Friedman owns 51% of the outstanding shares of capital stock of Park Avenue Transportation Inc., the general partner of each KSP Entity. In addition, Mr. Friedman has an economic interest in FS Private Investments LLC, which in turn has an economic interest in each KSP Entity.

(2)          Mr. Dowling is a limited partner in KSP Investors C L.P. and has an effective 1.38% economic interest in EW Transportation LLC.

K-Sea General Partner GP LLC

The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC, the general partner of our general partner, as of September 12, 2005:

Name of Beneficial Owner	Economic Interest/ Equity Interest
KSP Investors A L.P.	57.6%
KSP Investors B L.P.	19.8%
KSP Investors C L.P.	12.6%
Park Avenue Transportation Inc.(1)	90.0%
James J. Dowling(2)	—
Timothy J. Casey	5.5%
Anthony S. Abbate	—
Barry J. Alperin	—
Brian P. Friedman(1)	90.0%
Frank Salerno	—
John J. Nicola	1.3%
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
All directors and executive officers of K-Sea General Partner GP LLC as a group (9 persons)	99.3%

(1)          Park Avenue Transportation Inc. is the general partner of each of KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a “KSP Entity”) and, therefore, has sole voting and dispositive power with respect to the equity interests of K-Sea General Partner GP LLC owned by each KSP Entity. Mr. Friedman owns 51% of the outstanding shares of capital stock of the general partner of each KSP Entity.

(2)          Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

The following table sets forth in tabular format a summary of our equity plan information as of September 12, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders(1)	—	—	378,250 (2)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	—	378,250

(1)          The K-Sea Transportation Partners L.P. Long-Term Incentive Plan is our only equity compensation plan. No options, warrants or rights have been issued under this plan. For a description of the material features of this plan, please read “Executive Compensation—Long-Term Incentive Plan” in Item 11 of this report.

(2)          An aggregate of 61,750 restricted units have been issued under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Distributions and Payments to Our General Partner and Its Affiliates

We generally distribute 98% of our available cash to our unitholders, including EW Transportation LLC, EW Holding Corp. and EW Transportation Corp. in their capacity as holders of an aggregate of 4,165,000 subordinated units, and the remaining 2% of our available cash to our general partner. If distributions exceed the $0.50 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights.” Please read “Market For Registrant’s Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities—Incentive Distribution Rights” in Item 5 of this report. Assuming we pay the $0.50 per unit minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of $360,500 on its 2% general partner interest, and affiliates of our general partner receive an annual distribution of approximately $8,330,000 on their subordinated units.

Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. These reimbursed expenses totaled approximately $0 and $17,000 in fiscal 2005 and fiscal 2004, respectively.

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

Omnibus Agreement

We are a party to an omnibus agreement with KSP Investors A L.P. (“KSP A”), KSP Investors B L.P. (“KSP B”), KSP Investors C L.P. (“KSP C” and, together with KSP A and KSP B, the “KSP Entities”), EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp., K-Sea General Partner LP (our general partner), K-Sea General Partner GP LLC (the general partner of our general partner), K-Sea OLP GP LLC (the general partner of our operating partnership) and K-Sea Operating Partnership L.P. (our operating partnership).

Noncompetition

Under the omnibus agreement, neither the KSP Entities nor their controlled affiliates may engage, either directly or indirectly, in the business of providing refined petroleum product marine transportation, distribution and logistics services in the United States to the extent such business generates qualifying income for federal income tax purposes. The restriction does not apply to the assets that were retained by our predecessors at the closing of our initial public offering in January 2004. Except as provided above, neither the KSP Entities nor their controlled affiliates are prohibited from engaging in activities in which they compete directly or indirectly with us. Jefferies Capital Partners, and the funds it manages, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us.

Indemnification

Under the omnibus agreement, the KSP Entities, EW Transportation LLC and the subsidiaries of EW Transportation LLC (collectively, “the Indemnitors”) have jointly and severally agreed to indemnify us until January 14, 2009 against certain environmental and toxic tort liabilities and, until January 14, 2014, against certain other toxic tort liabilities associated with the operation of the assets before January 14, 2004. Liabilities resulting from changes in law after the closing of our initial public offering are excluded from the environmental indemnity. We have agreed to indemnify the Indemnitors for events and conditions associated with the operation of our assets that occur on or after January 14, 2004 to the extent the Indemnitors are not required to indemnify us. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by the Indemnitors for the environmental and toxic tort liabilities.

The Indemnitors have also agreed to indemnify us for liabilities related to:

•       certain defects in title to the assets contributed to us and failure to obtain certain consents and permits necessary to conduct our business that arise before January 14, 2008;

•       events and conditions associated with any assets retained by the Indemnitors or any of their respective affiliates, whether occurring before or after January 14, 2004;

•       certain liabilities retained by EW Holding Corp., EW Transportation LLC and EW Transportation Corp.; and

•       certain income tax liabilities attributable to the operation of the assets contributed to us prior to the time they were contributed to us in connection with our initial public offering.

Amendments

The omnibus agreement may not be amended without the prior approval of the conflicts committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.

Properties

We lease our office and pier facilities from, and charter certain vessels to, affiliates of an employee. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 7 to our audited consolidated financial statements included elsewhere in this report.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2005 and fiscal 2004.

	Year Ended June 30, 2005	Year Ended June 30, 2004
Audit fees(1)	$348,235	$657,721
Audit-related fees(2)	162,923	23,770
Tax fees(3)	492,691	314,828
All other fees	—	—
Total	$1,003,849	$996,319

(1)          Fees for audit of annual financial statements and internal controls over financial reporting under the Sarbanes Oxley Act of 2002, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)          Fees for professional services for consultations related to financial accounting and reporting standards, compliance with the Sarbanes Oxley Act of 2002, and due diligence related to acquisitions.

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

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2005, no pre-approval requirements were waived.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

(a)(2)   Financial Statement Schedules.

None.

(a)(3)   Exhibits.

Exhibit Number		Description
2.1*

Membership Interest Purchase Agreement dated August 23, 2005 by and among K-Sea Operating Partnership L.P., the Partnership, Marine Resources Group, Inc. and Saltchuk Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated August 23, 2005). Schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission on request.

3.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 107084), as amended (the “Registration Statement”), originally filed on July 16, 2003).

3.2*	—

Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

72

Exhibit Number		Description
3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4*	—

Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8*	—

First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

4.1*	—

Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among K-Sea Transportation LLC, EW Holding Corp. and JPMorgan Chase Bank dated as of June 7, 2002 (incorporated by reference to Exhibit 4.1.1 to the Registration Statement).

4.2*	—

Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP4, L.P., K-Sea Transportation LLC, K-Sea LP1, L.P., K-Sea LP2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

4.3*	—

Registration Rights Agreement dated as of June 1, 2005 by and between the Partnership and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K dated June 1, 2005).

10.1*	—

Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.2*	—

Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.3.1*	—

Commitment to Guarantee Obligations by The United States of America Accepted by K-Sea Transportation LLC and EW Holding Corp., Shipowners, dated June 7, 2002 (incorporated by reference to Exhibit 10.4.1 to the Registration Statement).

10.3.2*	—

Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.4.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.4*	—

Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.5*	—

Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and The United States of America (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.6.1*	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.6.2*	—	Form of Director Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated October 1, 2005).
10.6.3*	—	Form of Employee Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated October 1, 2005).
10.7*	—

K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).

10.8*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.9*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.10*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.11*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.12†	—	Form of Indemnification Agreement
10.13*	—

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

10.14*	—

Loan and Security Agreement dated as of March 24, 2005 by and between The CIT Group/Equipment Financing, Inc., as Lender, and K-Sea Operating Partnership L.P., as Borrower (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.15*	—

Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.16	—	Loan Agreement, dated as of June 28, 2005, between K-Sea Operating Partnership L.P. and Citizens Asset Finance, a d/b/a of Citizens Leasing Corporation.
10.17*	—

Common Unit Purchase Agreement dated as of June 1, 2005 by and between the Partnership and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated June 1, 2005).

21.1	—	List of Subsidiaries.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference, as indicated.

†                    Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
		By:	K-SEA GENERAL PARTNER L.P.,
its General Partner.
			By:	K-SEA GENERAL PARTNER GP LLC,
its General Partner
September 13, 2005	By:	/s/ TIMOTHY J. CASEY
Timothy J. Casey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TIMOTHY J. CASEY	President and Chief Executive	September 13, 2005
Timothy J. Casey	Officer and Director (Principal
Executive Officer)
/s/ JOHN J. NICOLA	Chief Financial Officer (Principal	September 13, 2005
John J. Nicola	Financial and Accounting Officer)
/s/ JAMES J. DOWLING	Chairman of the Board and Director	September 13, 2005
James J. Dowling
/s/ ANTHONY S. ABBATE	Director	September 13, 2005
Anthony S. Abbate
/s/ BARRY J. ALPERIN	Director	September 13, 2005
Barry J. Alperin
/s/ BRIAN P. FRIEDMAN	Director	September 13, 2005
Brian P. Friedman
/s/ FRANK SALERNO	Director	September 13, 2005
/s/ Frank Salerno

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.

We have completed an integrated audit of K-Sea Transportation Partners L.P.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
September 12, 2005

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$88	$379
Title XI reserve fund	1,190	1,220
Accounts receivable, net	14,299	11,810
Deferred taxes	43	40
Prepaid expenses and other current assets	4,328	2,389
Total current assets	19,948	15,838
Vessels and equipment, net	235,490	193,646
Construction in progress	8,266	7,722
Title XI reserve fund	1,570	1,570
Deferred financing costs, net	3,489	4,172
Other assets	4,499	5,196
Total assets	$273,262	$228,144
Liabilities and Partners’ Capital
Current Liabilities
Current portion of long-term debt	$2,897	$4,066
Accounts payable	9,077	6,811
Accrued expenses and other current liabilities	5,646	4,141
Total current liabilities	17,620	15,018
Title XI bonds	35,791	37,409
Term loans	28,205	32,942
Credit line borrowings	47,112	4,400
Deferred taxes	2,594	2,677
Total liabilities	131,322	92,446
Commitments and contingencies
Partners’ Capital	141,940	135,698
Total liabilities and partners’ capital	$273,262	$228,144

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2005	2004	2003
Voyage revenue	$118,811	$93,899	$83,942
Bareboat charter and other revenue	2,583	1,900	3,753
Total revenues	121,394	95,799	87,695
Voyage expenses	24,220	16,339	14,151
Vessel operating expenses	49,296	38,809	36,326
General and administrative expenses	11,163	8,149	7,047
Depreciation and amortization	21,399	18,643	16,293
Net (gain) loss on sale of vessels	(264)	255	(275)
Total operating expenses	105,814	82,195	73,542
Operating income	15,580	13,604	14,153
Interest expense, net	5,949	6,370	8,808
Net loss on reduction of debt	1,359	3,158	4
Other (income) expense, net	(27)	(253)	29
Income before provision (benefit) for income taxes	8,299	4,329	5,312
Provision (benefit) for income taxes	163	(16,845)	340
Net income	$8,136	$21,174	$4,972
General partner’s interest in net income (note 3)	$163	$6,629
Limited partners’ interest:
Net income	$7,973	$14,545	$4,972
Net income per unit—basic	$0.95	$2.26	$1.03
—diluted	$0.95	$2.25	$1.03
Weighted average units outstanding—basic	8,372	6,446	4,830
—diluted	8,419	6,453	4,830

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL/MEMBERS’ EQUITY
(in thousands)

		PARTNERS’ CAPITAL
		Limited Partners
	MEMBERS’	Common		Subordinated		General
	EQUITY	Units	$	Units	$	Partner	TOTAL
	(Predecessor)
Balance of Members’ Equity at June 30, 2002	$36,267						$36,267
Members’ contributions	123						123
Less notes receivable on members’ contributions	(123)						(123)
Collection on notes receivable from members, net of interest accrued	51						51
Net income	4,972						4,972
Balance of Members’ Equity at June 30, 2003	41,290						41,290
Collection on notes receivable from members, net of interest accrued	46						46
Net income for the period July 1, 2003 to January 13, 2004	1,776						1,776
Balance of Members’ Equity at January 13, 2004	43,112						43,112
Adjustment to reflect net liabilities not contributed to the Partnership	5,334						5,334
Book value of net assets contributed to the Partnership	(48,446)	665	$6,537	4,165	$40,941	$968	—
Proceeds from initial public offering of common units, net of offering costs of $11,776		4,165	86,101				86,101
Redemption of common units, net of offering costs of $1,035		(665)	(14,592)				(14,592)
Distributions to partners			(1,791)		(1,791)	(73)	(3,655)
Net income for the period January 14, 2004 to June 30, 2004			9,505		9,505	388	19,398
Balance of Partners’ Capital at June 30, 2004		4,165	85,760	4,165	48,655	1,283	135,698
Issuance of common units under long-term incentive plan		2	65				65
Issuance of common units, net of costs of $54		500	15,946				15,946
Capital contribution						328	328
Distributions to partners			(8,935)		(8,934)	(364)	(18,233)
Net income			4,006		3,967	163	8,136
Balance of Partners’ Capital at June 30, 2005	$—	4,667	$96,842	4,165	$43,688	$1,410	$141,940

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P. (Note 1)
Successor to K-Sea Transportation LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$8,136	$21,174	$4,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,945	19,256	16,816
Payment of drydocking expenditures	(7,654)	(7,011)	(7,491)
Provision for doubtful accounts	213	100	81
Deferred income taxes	(86)	(16,845)	323
Net (gain) loss on sale of vessels	(264)	255	(275)
Accrued supplemental interest	—	360	713
Unit compensation costs	310	19	—
Net loss on reduction of debt	1,359	3,158	4
Other	108	92	(192)
Changes in operating working capital:
Accounts receivable	(2,702)	(3,338)	(1,477)
Prepaid expenses and other current assets	(1,930)	(376)	(125)
Accounts payable	3,966	36	(871)
Accrued expenses and other current liabilities	1,260	534	431
Other assets	(233)	411	326
Net cash provided by operating activities	24,428	17,825	13,235
Cash flows from investing activities:
Vessel acquisitions	(30,684)	(34,120)	(3,539)
Construction of tank vessels	(16,816)	(26,543)	(18,703)
Capital expenditures	(9,023)	(9,542)	(5,173)
Proceeds from Title XI escrow funds	—	10,737	26,811
Net proceeds on sale of vessels	622	301	364
Net cash used in investing activities	(55,901)	(59,167)	(240)
Cash flows from financing activities:
Net increase (decrease) in credit line borrowings	42,712	(4,125)	(2,005)
Gross proceeds from issuance of common units	16,000	97,877	—
Redemption of common units held by predecessor	—	(14,592)	—
Payments to Title XI reserve fund	(3,990)	(1,689)	—
Proceeds from issuance of long-term debt	38,794	43,248	—
Payment of term loans	(42,299)	(57,971)	(9,781)
Financing costs paid—equity offerings	(54)	(10,516)	(1,202)
Financing costs paid—debt issuance	(930)	(1,637)	(346)
Book overdrafts	(853)	898	289
Prepayment costs on long-term debt	(293)	(6,192)	(4)
Collection on members’ notes receivable	—	49	65
Capital contribution from general partner	328	—	—
Distributions to partners	(18,233)	(3,655)	—
Net cash provided by (used in) financing activities	31,182	41,695	(12,984)
Cash and cash equivalents:
Net (decrease) increase	(291)	353	11
Balance at beginning of year	379	26	15
Balance at end of year	$88	$379	$26
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$5,323	$5,263	$8,247
Income taxes	$55	$7	$2
Supplemental disclosure of non-cash investing and financing activities:
Notes receivable from members for contributions			$123

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
Successor to K-Sea Transportation LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except unit and per unit amounts)

Note 1:   Basis of Presentation

On July 8, 2003, K-Sea Transportation Partners L.P. (the “Partnership”) was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (since renamed EW Transportation LLC, or “EW LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (since renamed EW Transportation Corp.) (collectively, the “Predecessor”). The Partnership and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and Gulf of Mexico. On January 14, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”). In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in the Partnership. The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.

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

The proceeds retained by the Partnership relating to the sale of the common units in the initial public offering totaled $83,285. These proceeds were used to repay $73,941 in outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5,939 in underwriting fees and $3,405 in professional fees and other offering expenses.

Note 3:   Summary of Significant Accounting Policies

Basis of Consolidation.   These consolidated financial statements are for the Partnership and its wholly owned subsidiaries. For all periods prior to January 14, 2004, the business was operated by the Predecessor, and therefore the consolidated financial statements are for the Predecessor (see note 1) for those periods. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.   Cash equivalents include time deposits with maturities of three months or less when purchased and cash on deposit at a financial institution.

Vessels and Equipment.   Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the Partnership’s 22 single-hull vessels, representing approximately 28% of total barrel-carrying capacity as of June 30, 2005, be retired or retrofitted to double-hull by December 31, 2014.

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

Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Leasehold improvements are capitalized and depreciated over the shorter of their useful lives or the remaining term of the lease. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

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

Fuel Supplies.   Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,473 and $1,170 as of June 30, 2005 and 2004, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.   Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30, 2005 and 2004, amounted to $815 and $675, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $667 and $571 at June 30, 2005 and 2004, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the fiscal years ended June 30, 2005, 2004 and 2003, the Partnership’s allowance for doubtful amounts was impacted by additional charges of $213, $100, and $81, and write-offs of $117, $5 and $8, respectively.

Income Taxes.   The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries. Prior to the initial public offering, EW LLC was a limited liability company and treated as a partnership for income tax purposes. Accordingly, it was not responsible for federal, state and local income taxes, as its profits and losses were passed directly to its members for inclusion in their income tax returns. EW LLC was subject to the New York City Unincorporated Business Tax, and its subsidiaries were C corporations that were subject to federal, state and local income taxes.

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

Unit-Based Compensation.   The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes compensation cost for the restricted units under the intrinsic value method based on the market value of the common units at the grant date. The market values are amortized over the vesting periods, which range from four to five years, on a straight-line basis. No unit options have been granted.

Net Income per Unit.   Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of January 14, 2004, as described below, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units. For periods prior to January 14, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 4,830,000 units.

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

Note 4:   Vessels and Equipment and Construction in Progress

At June 30, 2005 and 2004, vessels and equipment and construction in progress comprised the following:

	2005	2004
Vessels	$305,752	$251,295
Pier and office equipment	3,945	2,189
	309,697	253,484
Less accumulated depreciation and amortization	(74,207)	(59,838)
Vessels and equipment, net	$235,490	$193,646
Construction in progress	$8,266	$7,722

Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2005, 2004 and 2003 was $20,584, $18,256 and $16,006, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the fiscal years ended June 30, 2005, 2004 and 2003 of $6,823, $7,421 and $7,158, respectively.

On December 8, 2004, the Partnership acquired ten tank barges and seven tugboats. The addition of this capacity represented a 10.6% increase in the aggregate barrel-carrying capacity of the Partnership’s fleet at the time of the acquisition. The purchase price of $21,184 (including acquisition related costs) included a water treatment facility. The transaction was financed using the Partnership’s available credit lines and the purchase price allocated to the individual assets acquired based on independent appraisals. These assets are included in vessels and equipment, net, in the consolidated balance sheet.

On June 28, 2005, the Partnership acquired an 80,000-barrel capacity double-hull tank barge for a purchase price of $10,000, excluding certain modifications made to the barge. The acquisition was financed using borrowings under a new term loan. The vessel is included in vessels and equipment, net, in the consolidated balance sheet.

In September 2004, the Partnership completed the double-hulling of the KTC 155, now renamed the DBL 155, and accepted delivery of the vessel. The Partnership also signed an agreement with a shipyard in September 2004 to construct a new 100,000-barrel tank barge which is expected to be delivered during the fall of 2005. The total cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13,000 to $14,000. Additionally, the Partnership signed an agreement with a shipyard in February 2005 to construct two new 28,000-barrel tank barges which are expected to be delivered during the first calendar quarter of 2006 and which are expected to cost, in the aggregate and after the addition of certain special equipment, in the range of $9,000 to $10,000. Construction in progress at June 30, 2005 includes expenditures on the new 100,000-barrel and 28,000-barrel tank barges.

On January 29, 2004, the Partnership acquired a 140,000-barrel capacity double-hull tank barge and an 8,000 horsepower tugboat, both built in 2000. The purchase price of $34,120 was financed using available cash and $25,048 in borrowings under a new term loan. The Partnership also signed a new multi-year contract with the sellers to transport petroleum products in the northeastern United States. The portion of the purchase price in excess of the fair value of the vessels, as determined by appraisal, was allocated to the related contract and is included in other assets. Such amount is being amortized over the contract period.

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

Note 5:   Financing

Credit Agreement

In March 2005, the Partnership entered into a new, five-year $80,000 revolving credit agreement with a syndicate of banks. The new agreement replaced the Partnership’s existing $47,000 revolving credit agreement, which was repaid and terminated. The new agreement contains a $20,000 sublimit for letters of credit and allows the Partnership to request an increase in the total availability under the new agreement by up to $20,000, up to a maximum of $100,000, so long as no default or event of default has occurred and is continuing. Obligations under the new agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of our vessels having an orderly liquidation value equal to the greater of (a) $50,000 and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding. Borrowings under the credit facility bear interest, at the option of the Partnership, at a rate equal to (a) the greater of the prime rate and the federal funds rate plus 0.5% (a “base rate loan”), or (b) 30-day London Interbank Offered Rate (“LIBOR”) plus a margin of 1.00% to 2.00% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.175% to 0.375% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. As of June 30, 2005, outstanding borrowings under this facility totaled $47,112.

Term Loans

Term loans outstanding at June 30, 2005 and 2004 were as follows:

	2005	2004
Term loan payable in monthly principal installments with a balloon payment due at maturity. Interest on the unpaid principal is payable monthly at 30-day LIBOR plus 1.05%	$6,435	$—
Term loan payable in monthly principal installments of $70, with a balloon payment of $9,195 due in 2008. Interest on the unpaid principal is payable monthly at an interest rate of 6.25%	11,492	—
Term loan payable in monthly principal installments with a balloon payment due at maturity. Interest on the unpaid principal is payable monthly at the interest rates referred to below	11,557	—
Term loan payable in monthly principal installments of $139, with a balloon payment of $13,498 due at maturity in 2011. Interest on the unpaid principal at 30-day LIBOR plus 2.95%, payable monthly. This loan was repaid in connection with the refinancing of the credit agreement in March 2005	—	24,491
Term loan payable in monthly principal installments of $65, with a balloon payment of $5,514 due in 2011. Interest on the unpaid principal at 30-day LIBOR plus 2.40%, payable monthly. This loan was repaid in connection with the refinancing of the credit agreement in March 2005	—	10,899
	29,484	35,390
Less current portion	1,279	2,448
	$28,205	$32,942

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of the new 100,000-barrel tank barge described in note 4. The loan bears interest at 30-day LIBOR plus 1.05%; interest only is payable monthly through the earlier of October 31, 2005 or delivery of the tank barge. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan total $6,435 at June 30, 2005.

In March 2005 the Partnership entered into a new, three-year term loan in the amount of $11,700 bearing interest at a fixed rate of 6.25% annually. The loan is payable in monthly principal installments of $70, with the remaining principal amount payable at maturity. The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan. Borrowings outstanding on this loan total $11,492 at June 30, 2005.

In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of the 80,000-barrel double-hull tank barge and construction of the new 28,000-barrel double-hull tank barges described in note 4. The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the earlier of April 30, 2006 or the delivery of the two 28,000-barrel tank barges, and 30-day LIBOR plus 1.75% thereafter. Interest only is payable monthly through the interim financing period. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan total $11,557 at June 30, 2005.

In connection with the acquisition of an integrated tug-barge unit in January 2004, the Partnership entered into a seven-year, $25,048 term loan. In May 2004, the Partnership entered into an agreement with a financial institution for $20,000 of loans to provide term financing for two vessel rebuilding and retrofitting projects. These term loans were repaid upon closing of the refinanced credit agreement and three-year term loan described above. A net loss of $1,359, representing prepayment fees and writeoff of the related deferred financing costs, was recorded in connection with prepayment of the term loans and termination of the old credit facility.

In connection with the Partnership’s initial public offering, all of the Predecessor’s debt, exclusive of $12,950 in subordinated notes, was contributed to the Partnership. The contributed short-term and long-term debt (excluding the Title XI bonds, as described below) aggregated $73,941, and was repaid using proceeds of the offering. Such repayments included $6,041 in prepayment and make-whole amounts, of which $3,274 had previously been accrued by the Predecessor as supplemental interest which would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2,767. In addition, $240 in deferred financing costs related to the contributed debt was also written off. In the fourth quarter of fiscal 2004, an additional $151 was paid as a final adjustment to the make-whole payment.

Title XI Bonds

On June 7, 2002, the Predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of four new double-hull tank vessels. The bonds are guaranteed by the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”). The guarantee agreements required the net bond proceeds of $39,115, net of $1,326 of guarantee fees paid directly to MARAD, to be held in a restricted account (the “Title XI escrow account”) maintained at the U.S. Department of Treasury for subsequent drawdown, by series, as each vessel was delivered and accepted. The Title XI escrow account was substantially drawn down upon delivery of the final vessel in January 2004. Each series is payable over 25 years from the delivery date of the related vessel. The guarantee is collateralized by, among other things, the newbuild vessels.

In connection with the Partnership’s initial public offering in January 2004, the agreements with MARAD governing the Title XI borrowings were restructured. The Partnership is required to make available to MARAD additional collateral in the form of (a) a total of $8,000 in additional funds in the form of escrowed cash (with a minimum of $1,519) and standby letters of credit, and (b) additional vessels having an orderly liquidation value of at least $10,000. As of June 30, 2005, the Partnership had escrowed with MARAD $1,519 in cash and $6,485 in standby letters of credit, and has pledged the additional vessels. In addition, the Partnership is obligated each month to place in escrow with MARAD one-sixth of the next semi-annual debt service payment due for each series of the Title XI bonds, which deposits are used to make such semi-annual payments.

At June 30, 2005 and 2004, Title XI bonds outstanding comprised the following:

	2005	2004
Bond payable in semi-annual principal installments of $218 through July 2027, with interest at 6.17%	$9,815	$10,251
Bond payable in semi-annual principal installments of $193 through February 2028, with interest at 6.20%	8,861	9,247
Bond payable in semi-annual principal installments of $188 through June 2028, with interest at 6.23%	8,626	9,001
Bond payable in semi-annual principal installments of $211 through January 2029, with interest at 6.26%	10,107	10,528
	37,409	39,027
Less current portion	1,618	1,618
	$35,791	$37,409

Restrictive Covenants

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

Interest

Interest expense, net of amounts capitalized, and interest income, was as follows:

	For the Years Ended June 30,
	2005	2004	2003
Interest costs incurred	$6,611	$7,205	$9,953
Less interest capitalized	570	672	656
Interest expense	6,041	6,533	9,297
Interest income	(92)	(163)	(489)
Interest expense, net	$5,949	$6,370	$8,808

The weighted average interest rate on the Title XI bonds and term loans was 5.8% and 5.2% at June 30, 2005 and 2004, respectively, which debt is subject to prepayment fees. Interest payable totaled $1,125 and $972 as of June 30, 2005 and 2004, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2005 and 2004, accounts payable included book overdrafts of $853 and $0, respectively, representing outstanding checks.

Maturities of Long-Term Debt

As of June 30, 2005, maturities of long-term debt for each of the next five years were as follows:

2006	$2,897
2007	3,739
2008	12,726
2009	2,904
2010	50,016

Equity Financing

On June 1, 2005, the Partnership issued and sold 500,000 common units to Tortoise Energy Infrastructure Corporation (“Tortoise”) in a private placement for proceeds of $16.0 million, before expenses associated with the offering. The proceeds were used to repay indebtedness incurred under the Partnership’s revolving credit facility in connection with its December 2004 vessel acquisition. The offer and sale of the common units was made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in connection with the private placement. Pursuant to the terms of a registration rights agreement, the Partnership has agreed to register the resale of the common units with the Securities and Exchange Commission. Tortoise has agreed not to sell any of the common units prior to December 1, 2005.

Note 6:   Income Taxes

The components of the provision (benefit) for income taxes for the fiscal years ended June 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State and local	159	—	17
Foreign	90	—	—
	249	—	17
Deferred:
Federal	(267)	(16,582)	162
State and local	181	(263)	161
	(86)	(16,845)	323
Provision (benefit) for income taxes	$163	$(16,845)	$340

Certain net assets contributed to the Partnership at the time of the initial public offering in January 2004 were transferred by EW LLC’s corporate subsidiaries. These net assets had tax bases that were lower than their carrying values for financial reporting purposes, which resulted in deferred tax liabilities relating to these temporary differences. The future reversal of these differences will be subject to the Partnership’s effective tax rate, which is significantly lower than the effective tax rate of EW LLC’s corporate subsidiaries. The effect of the change in tax rates applicable to these differences is reflected as a deferred tax benefit of $17,561 for the fiscal year ended June 30, 2004.

A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership and Predecessor provisions (benefits) for income taxes for the fiscal years ended June 30, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Tax at federal statutory rate of 34%	$2,822	$1,472	$1,806
Entities not subject to federal income taxes	(3,080)	(1,081)	(1,736)
State and local income taxes, net of federal benefit	342	296	102
Foreign taxes	188	—	—
Reduction in deferred taxes resulting from change in tax rates upon transfer of net assets to the Partnership	—	(17,561)	—
Valuation allowance	201	—	—
Other	(310)	29	168
Total	$163	$(16,845)	$340

Significant components of deferred income tax liabilities and assets as of June 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$3,364	$2,737
Pension costs	—	24
Total deferred tax liabilities	$3,364	$2,761
Deferred tax assets:
Allowance for doubtful accounts	$33	$15
Accrued expenses	350	25
Net operating loss carry-forwards	746	84
Valuation allowance	(316)	—
Total deferred tax assets	$813	$124

The Partnership had temporary differences at June 30, 2005 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $90,483. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

A valuation allowance has been established due primarily to the uncertainty of realizing certain net operating loss carry-forwards of the Partnership’s corporate subsidiaries.

At June 30, 2005, the Partnership’s corporate subsidiaries had federal net operating losses of $1,364 which begin to expire in 2024, state net operating losses of $429 which begin to expire in 2024, and foreign net operating losses of $289 which begin to expire in 2008.

Note 7:   Commitments and Contingencies

The Partnership leases its New York office and pier facilities from an affiliate of an employee under an agreement which extends through April 2009. Terms of the agreement provide for annual rental payments of $400 annually through April 2009, which increased as of May 1, 2004 from $352 annually. Rent expense was $400, $360 and $352 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. In addition, a subsidiary of the Partnership leases office and pier facilities and a water treatment facility in Virginia under an agreement with a third party that extends through January 2010. The Virginia lease agreement requires annual rental payments of $250 through January 8, 2010. The subsidiary receives $84 from sublease of a portion of the Virginia property which extends to December 31, 2009. The subsidiary has an option to buy the Virginia premises at any time after the first anniversary date of the lease for an aggregate purchase price of $4,200. Rent expense, net of the sublease, for the fiscal year ended June 30, 2005 was $97. The Partnership and subsidiary are also responsible for real estate taxes, insurance and all other costs associated with occupying these properties.

Included in total revenues are time charter and bareboat charter revenues of $21,747, $9,751 and $8,996 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Such revenues include $513, $778, and $1,455 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, related to vessels chartered to an affiliate of an employee. The Partnership also utilizes such affiliate for tank cleaning services at a cost of $2,318, $2,916 and $1,664 for the years ended June 30, 2005, 2004 and 2003, respectively. The Partnership’s time charters and bareboat charters extend over various periods which expire between 2005 and 2009.

At June 30, 2005, minimum contractually agreed future revenue under time and bareboat charters was as follows:

Year ending June 30,
2006	$15,394
2007	4,544
2008	2,690
2009	304
2010	—
Total	$22,932

The Partnership entered into employment agreements with its executive officers in January 2004. Each of the employment agreements had an initial term of one year. The term of each employment agreement is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for annual base salaries aggregating $710. In addition, each employee is eligible to receive an annual bonus award based upon the consolidated financial performance of the Partnership. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. The boundaries of these waters have never been defined. An industry group in which EW Transportation Corp. and the Partnership participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for purposes of a different tax, for many years. The taxing authority has not yet responded to this proposal. The Partnership has begun filing monthly tax returns, and has accrued an estimated liability using the industry’s proposed calculation methodology. In accordance with the agreements entered into in connection with the Partnership’s initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Predecessor.

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

Note 8:   Long-term Incentive Plan

In January 2004, K-Sea General Partner GP LLC, the general partner of the Partnership’s general partner, adopted the K-Sea Transportation Partners L.P. Long-term Incentive Plan (the “Plan”) for directors and employees of K-Sea General Partner GP LLC and its affiliates. The Plan currently permits the grant of awards covering an aggregate of 440,000 common units in the form of restricted units and unit options and is administered by the Compensation Committee of the Board of Directors of K-Sea General Partner GP LLC. The Board of Directors of K-Sea General Partner GP LLC, in its discretion, may terminate the Plan at any time with respect to any restricted units for which a grant has not yet been made, and also reserves the right to alter or amend the Plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the New York Stock Exchange. No change in any outstanding grant may be made, however, which would materially impair the rights of the participant without the consent of such participant. Subject to certain exceptions, restricted units are subject to forfeiture if employment is terminated prior to vesting. As the restricted units vest, K-Sea General Partner GP LLC has the option to either acquire common units in the open market for delivery to the recipient or distribute newly issued common units from the Partnership. In all cases, K-Sea General Partner GP LLC is reimbursed by the Partnership for such expenditures.

During the years ended June 30, 2005 and 2004, 52,000 and 9,000 restricted units, respectively, were granted for which the unit price on the respective grant dates was $31.25 and $28.70. These restricted units vest over periods ranging from four to five years. In 2005, 2,250 restricted units vested, and the Partnership issued 2,250 common units to the recipients. At June 30, 2005 and 2004, 58,750 and 9,000 unvested restricted units were outstanding. Unit compensation expense amounted to $413 and $23, for the years ended June 30, 2005 and 2004, respectively.

Note 9:   Retirement Plans

The Partnership has a money purchase pension plan, and also a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. These plans cover all eligible employees. Under the terms of the money purchase pension plan, the Partnership contributes five percent of each eligible employee’s annual compensation, as defined in the plan document. The 401(k) plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. For the money purchase plan, expenses totaled $1,000, $836 and $862 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. For the 401(k) plan, expenses totaled $443, $402 and $286 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Accrued expenses for the money purchase plan totaled $1,077 and $871 as of June 30, 2005 and 2004, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additionally, accrued expenses for payroll-related costs totaled $1,431 and $1,348 as of June 30, 2005 and 2004, respectively, which are also included in accrued expenses and other current liabilities in the consolidated balance sheets.

Note 10:   Major Customers

Two customers accounted for 26% and 16% of consolidated revenues for the fiscal year ended June 30, 2005, two customers accounted for 28% and 14% of consolidated revenues for the fiscal year ended June 30, 2004, and three customers accounted for 15%, 13% and 11% of consolidated revenues for the fiscal year ended June 30, 2003.

Note 11:   Fair Value of Financial Instruments

As of June 30, 2005, the fair value of long-term debt was approximately $118,200 based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. The fair value of the Partnership’s other financial instruments approximated their cost bases as such instruments are short-term in nature or were recently negotiated.

Note 12:   New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” The Partnership is required to adopt FASB 123(R) as of July 1, 2005. The adoption will require the Partnership to recognize the fair value of unit options granted under its long-term incentive plan. To date, no unit options have been granted.

On April 4, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Partnership is required to adopt FIN 47 as of June 30, 2006, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Partnership is required to adopt FAS 154 as of July 1, 2006, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

Note 13:   Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations for each of the fiscal years ended June 30, 2005 and 2004:

	Three Months Ended
	June 30	March 31	December 31	September 30
	(in thousands, except per unit amounts)
Fiscal 2005
Total revenues	$33,686	$30,837	$27,818	$29,053
Operating income	$4,558	$3,594	$2,932	$4,496
Net income	$3,046	$584	$1,369	$3,137
General partners’ interest in net income	$61	$12	$27	$63
Limited partners’ interest in net income	$2,985	$572	$1,342	$3,074
Net income per limited partner unit:
Basic	$0.35	$0.07	$0.16	$0.37
Diluted	$0.35	$0.07	$0.16	$0.37

	Three Months Ended
	June 30	March 31	December 31	September 30
	(in thousands, except per unit amounts)
Fiscal 2004
Total revenues	$25,269	$26,028	$21,071	$23,431
Operating income	$2,903	$4,809	$2,219	$3,673
Net income	$1,309	$18,355	$205	$1,305
General partners’ interest in net income	$26	$6,603	—	—
Limited partners’ interest in net income	$1,283	$11,752	$205	$1,305
Net income per limited partner unit:
Basic	$0.15	$1.43	$0.04	$0.27
Diluted	$0.15	$1.43	$0.04	$0.27

Note 14:   Subsequent Event

On August 23, 2005, the Partnership entered into a definitive purchase agreement with Marine Resources Group, Inc. and Saltchuk Resources, Inc. to acquire Sea Coast Towing, Inc. (“Sea Coast”), a wholly-owned subsidiary of Marine Resources Group, based in Seattle, Washington. Sea Coast is engaged in the marine transportation of refined petroleum products along the West Coast of the United States and Alaska. The purchase price will consist of $77,000 in cash and 125,000 common units. The transaction is expected to close in late October, subject to customary closing conditions.

EXHIBIT INDEX

Exhibit Number		Description
2.1*

Membership Interest Purchase Agreement dated August 23, 2005 by and among K-Sea Operating Partnership L.P., the Partnership, Marine Resources Group, Inc. and Saltchuk Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated August 23, 2005). Schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission on request.

3.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 107084), as amended (the “Registration Statement”), originally filed on July 16, 2003).

3.2*	—

Second Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.3*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4*	—

Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.5*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6*	—

First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.7*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8*	—

First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

4.1*	—

Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among K-Sea Transportation LLC, EW Holding Corp. and JPMorgan Chase Bank dated as of June 7, 2002 (incorporated by reference to Exhibit 4.1.1 to the Registration Statement).

4.2*	—

Supplemental Indenture No. 1, dated as of January 14, 2004, to the Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations among JPMorgan Chase Bank, EW Holding Corp., K-Sea Transition 4 Corp., K-Sea LP4, L.P., K-Sea Transportation LLC, K-Sea LP1, L.P., K-Sea LP2, L.P., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 4.1.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

4.3*	—

Registration Rights Agreement dated as of June 1, 2005 by and between the Partnership and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K dated June 1, 2005).

10.1*	—

Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.2*	—

Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP, LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.3.1*	—

Commitment to Guarantee Obligations by The United States of America Accepted by K-Sea Transportation LLC and EW Holding Corp., Shipowners, dated June 7, 2002 (incorporated by reference to Exhibit 10.4.1 to the Registration Statement).

10.3.2*	—

Amendment No. 1 to Commitment to Guarantee Obligations, dated as of January 14, 2004, made and entered by the United States of America and accepted by K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.4.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.4*	—

Amended and Restated Security Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., and the United States of America (incorporated by reference to Exhibit 10.5 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.5*	—

Restated Title XI Reserve Fund and Financial Agreement, dated as of January 14, 2004, among K-Sea Transportation Partners L.P., K-Sea Operating Partnership L.P., K-Sea Transportation Inc. and The United States of America (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.6.1*	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.6.2*	—	Form of Director Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated October 1, 2005).
10.6.3*	—	Form of Employee Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated October 1, 2005).
10.7*	—

K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).

10.8*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.9*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.10*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.11*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.12†	—	Form of Indemnification Agreement
10.13*	—

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

10.14*	—

Loan and Security Agreement dated as of March 24, 2005 by and between The CIT Group/Equipment Financing, Inc., as Lender, and K-Sea Operating Partnership L.P., as Borrower (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.15*	—

Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.16	—	Loan Agreement, dated as of June 28, 2005, between K-Sea Operating Partnership L.P. and Citizens Asset Finance, a d/b/a of Citizens Leasing Corporation.
10.17*	—

Common Unit Purchase Agreement dated as of June 1, 2005 by and between the Partnership and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated June 1, 2005).

21.1	—	List of Subsidiaries.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Incorporated by reference, as indicated.

†       Management contract, compensatory plan or arrangement.