Form 10-Q
period 2005-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2005-11-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-0194477
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

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
YES ☐    NO  ☒

At November 7, 2005, the number of the issuer’s outstanding common units was 5,752,650.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

i

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	June 30,
	2005	2005

ASSETS

Current Assets:
Cash and cash equivalents	$129	$88
Title XI reserve fund	655	1,190
Accounts receivable, net	18,669	14,299
Deferred taxes	43	43
Prepaid expenses and other current assets	4,980	4,328
Total current assets	24,476	19,948

Vessels and equipment, net	234,497	235,490
Construction in progress	11,924	8,266
Title XI reserve fund	1,570	1,570
Deferred financing costs, net	3,467	3,489
Other assets	4,969	4,499
Total assets	$280,903	$273,262

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$3,412	$2,897
Accounts payable	12,188	9,077
Accrued expenses and other current liabilities	5,496	5,646
Total current liabilities	21,096	17,620

Title XI bonds	35,170	35,791
Term loans	30,687	28,205
Credit line borrowings	50,117	47,112
Deferred taxes	2,706	2,594
Total liabilities	139,776	131,322
Commitments and contingencies

Partners’ capital	141,127	141,940

Total liabilities and partners’ capital	$280,903	$273,262

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended September 30,
	2005	2004

Voyage revenue	$36,773	$28,648
Bareboat charter and other revenue	427	405

Total revenues	37,200	29,053

Voyage expenses	7,777	5,214
Vessel operating expenses	13,807	11,545
General and administrative expenses	3,979	2,429
Depreciation and amortization	5,487	5,369

Total operating expenses	31,050	24,557

Operating income	6,150	4,496

Interest expense, net	1,704	1,161
Other expense (income), net	(1)	(2)

Income before provision for income taxes	4,447	3,337

Provision for income taxes	199	200

Net income	$4,248	$3,137

General partner’s interest in net income	$85	$63

Limited partners’ interest:
Net income	$4,163	$3,074
Net income per unit (basic and diluted)	$0.47	$0.37
Weighted average units outstanding - basic	8,832	8,330
- diluted	8,891	8,339

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners
	Common		Subordinated
	Units	$	Units	$	General Partner	TOTAL
Balance at June 30, 2005	4,667	$96,842	4,165	$43,688	$1,410	$141,940

Net income		2,200		1,963	85	4,248

Distributions to Partners		(2,614)		(2,332)	(115)	(5,061)

Balance at September 30, 2005	4,667	$96,428	4,165	$43,319	$1,380	$141,127

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,248	$3,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,585	5,533
Payment of drydocking expenditures	(2,594)	(1,044)
Provision for doubtful accounts	277	124
Deferred income taxes	112	156
Unit-based compensation costs	97	22
Interest paid on debt service from Title XI reserve funds	894	933
Other	29	25
Changes in operating working capital:
Accounts receivable	(4,647)	(3,066)
Prepaid expenses and other current assets	(650)	(585)
Accounts payable	3,438	1,242
Accrued expenses and other current liabilities	(247)	155
Other assets	(705)	(46)
Net cash provided by operating activities	5,837	6,586

Cash flows from investing activities:
Construction of tank vessels	(3,473)	(7,628)
Capital expenditures	(618)	(1,331)
Net cash used in investing activities	(4,091)	(8,959)

Cash flows from financing activities:
Net increase (decrease) in credit line borrowings	3,005	(550)
Payments to Title XI reserve fund	(980)	(1,005)
Proceeds from issuance of long-term debt	3,207	9,101
Payments on term loans	(210)	(613)
Financing costs paid – debt issuance	(76)	(176)
Book overdrafts	(1,590)	(252)
Distributions to partners	(5,061)	(4,463)
Net cash (used in) provided by financing activities	(1,705)	2,042

Cash and cash equivalents:
Net increase (decrease)	41	(331)
Balance at beginning of the period	88	379

Balance at end of the period	$129	$48

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,094	$1,360
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

K-Sea Transportation Partners L.P. (the “Partnership”) provides refined petroleum products marine transportation, distribution and logistics services in the U.S. domestic marine transportation business.  The Partnership and its predecessor companies have engaged in the transportation of refined petroleum products since 1959.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests (the “common units”).  In connection with this transaction, the Partnership issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  As described in the Partnership’s partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.

The Partnership’s general partner, K-Sea General Partner L.P., received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of September 30, 2005, and for the three-month periods ended September 30, 2005 and 2004, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “Form 10-K”).  The June 30, 2005 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

All dollar amounts appearing in these consolidated financial statements, except for unit and per unit amounts, are in thousands.

2.             Subsequent Events

Common Unit Offering

On October 14, 2005, the Partnership closed a public offering of 950,000 common units.  Net proceeds of $33,060 from the offering, after payment of underwriting discounts and commissions but before payment of expenses associated with the offering, were used to repay borrowings under the Partnership’s revolving credit agreement.  The underwriter also has an option to acquire an additional 142,500 common units to cover over-allotments at a price of $34.80 per common unit.  This option expires on November 10, 2005.

Acquisition of Sea Coast Transportation

On October 18, 2005, the Partnership completed the acquisition of all of the membership interests in Sea Coast Transportation LLC (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”).  Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska.

The purchase price for Sea Coast consisted of $77,000 in cash and 125,000 common units representing limited partner interests in the Partnership.  The Partnership financed the cash portion of the purchase price for Sea Coast through additional borrowings under its credit agreement as described in note 5 below.

Amendment of Revolving Credit Agreement

On October 18, 2005, in connection with the acquisition of Sea Coast from MRG, the Partnership’s operating partnership amended its revolving credit agreement dated March 24, 2005.  The amended credit agreement provides for borrowings of up to $120,000, contains a $20,000 sublimit for letters of credit, and provides that the Partnership may request an increase in the total availability by up to $50,000, to a maximum of $170,000, so long as no default or event of default has occurred and is continuing.  See note 5 for a further discussion of the amended credit agreement.

Redemption of Title XI Bonds

On October 18, 2005, the Partnership and its operating partnership issued a notice of redemption with respect to all of their outstanding bonds (the “Title XI bonds”) issued under a Trust Indenture dated June 7, 2002, as amended on January 14, 2004.  The Title XI bonds were issued to finance the construction of four tank vessels (all of which have been delivered) and were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936.  See note 5 below for a further discussion of this redemption.

3.             Significant Accounting Policies

Basis of Consolidation.  These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash equivalents include time deposits with maturities of three months or less when purchased and cash on deposit at a financial institution.

Vessels and Equipment.  Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”).  OPA 90 requires that the Partnership’s 22 single-hull vessels, representing approximately 28% of total barrel-carrying capacity as of September 30, 2005, be retired or retrofitted to double-hull by December 31, 2014.  After inclusion of the vessels acquired in the Sea Coast acquisition , approximately 34% of the Partnership’s total barrel-carrying capacity must be retired or retrofitted to double-hull by December 31, 2014.

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

Fuel Supplies.  Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,864 and $2,473 as of September 30, 2005 and June 30, 2005, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.  Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs, which are amortized using the effective interest method, are stated net of accumulated amortization which, at September 30, 2005 and June 30, 2005, amounted to $913 and $815, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $944 and $667 at September 30, 2005 and June 30, 2005, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Income Taxes.  The provisions for income taxes for the three-month periods ended September 30, 2005 and 2004 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax on its operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries.

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

Unit-Based Compensation.  The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options.  The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which range from four to five years.  No unit options have been granted.

Net Income per Unit.  Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units.

The weighted average units outstanding for basic net income per unit were 8,832 and 8,330 for the three months ended September 30, 2005 and 2004, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 59 and 9 for the three months ended September 30, 2005 and 2004, respectively, due to the dilutive effect of the restricted units granted under the Partnership’s long-term incentive plan.

4.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	September 30, 2005	June 30, 2005

Vessels	$309,846	$305,752
Pier and office equipment	4,142	3,945
	313,988	309,697
Less accumulated depreciation and amortization	(79,491)	(74,207)
Vessels and equipment, net	$234,497	$235,490

Construction in progress	$11,924	$8,266

Depreciation and amortization of vessels and equipment for the three months ended September 30, 2005 and 2004 was $5,284 and $5,166, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2005 and 2004 of $1,747 and $2,083, respectively.

In September 2004, the Partnership returned to service the newly double-hulled DBL 155.  In addition, the Partnership also has entered into agreements with a shipyard for the construction of new tank barges, as follows:

•                  In September 2004, the Partnership signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the second quarter of fiscal 2006 at an expected cost, after addition of certain special equipment and integration with an existing tugboat,  ranging from $13,000 to $14,000.

•                  In February 2005, the Partnership signed an agreement to construct two new 28,000-barrel tank barges that are expected to be delivered during the first calendar quarter of 2006 at an expected cost, in the aggregate and after the addition of certain special equipment, ranging from $9,000 to $10,000.

•                  In August 2005, the Partnership signed an agreement to construct two more 28,000-barrel tank barges that are expected to be delivered in the summer of 2006 at an expected cost, after the addition of certain special equipment, ranging from $9,000 to $10,000.

Construction in progress at September 30, 2005 comprises expenditures on the new 100,000-barrel and 28,000-barrel tank barges.

5.             Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2005	June 30, 2005

Credit line borrowings	$50,117	$47,112
Title XI bonds, issued in four series and due in 2027-2029, and bearing interest at fixed rates averaging 6.21%	36,787	37,409
Term loans	32,482	29,484
	119,386	114,005
Less current portion	(3,412)	(2,897)
	$115,974	$111,108

Credit Agreement

In March 2005 the Partnership, through its operating partnership, entered into a new, five-year $80,000 revolving credit agreement with a syndicate of banks.  As of September 30, 2005, outstanding borrowings under this facility totaled $50,117.

On October 18, 2005, in connection with the acquisition of Sea Coast, the Partnership, through its operating partnership, amended its revolving credit agreement.  The amended credit agreement is for a five-year term maturing in October 2010, provides for borrowings of up to $120,000, contains a $20,000 sublimit for letters of credit, and provides that the Partnership may request an increase in the total availability by up to $50,000, to a maximum of $170,000, so long as no default or event of default has occurred and is continuing.

Obligations under the amended credit agreement are secured by a first priority security interest, subject to permitted liens, on certain vessels, including certain vessels purchased in the Sea Coast acquisition, which collectively must have an orderly liquidation value at least equal to the greater of (a) $62,500 and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding under the amended credit agreement.   Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the agreement) to EBITDA (as defined in the agreement) and are determined according to whether the loan is based on the London interbank offered rate (a LIBOR-based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b) 0.50% in excess of the federal funds effective rate (a base rate loan).  Interest on a base rate loan is payable monthly over the five-year term of the agreement.  Interest on a LIBOR-based loan is calculated based on LIBOR plus a margin ranging from one to two percent and is due, at the Partnership’s election, one, two, three or six months after such loan is made.  Outstanding principal amounts are due upon termination.

Loan proceeds under the amended credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. Amounts borrowed and repaid may be reborrowed. Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

On October 18, 2005, the Partnership’s operating partnership borrowed $77,198 under the amended credit agreement in order to finance the acquisition of Sea Coast and to pay fees and expenses related to amending the amended credit agreement.  As of October 18, 2005, after giving effect to the foregoing, the Partnership had $93,205 of borrowings and $6,487 of standby letters of credit outstanding under the amended credit agreement.  The amended credit agreement matures on October 18, 2010.

Term Loans

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of the new 100,000-barrel tank barge described in note 4.  The loan bears interest at 30-day LIBOR plus 1.05%; interest only is payable monthly through the earlier of December 31, 2005 or delivery of the tank barge.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan totaled $9,185 at September 30, 2005.

In March 2005, the Partnership entered into a new, three-year term loan in the amount of $11,700 bearing interest at a fixed rate of 6.25% annually.  The loan is payable in monthly principal installments of $70, with the remaining principal amount payable at maturity.  The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan.  Borrowings outstanding on this loan totaled $11,283 at September 30, 2005.

In June 2005, the Partnership entered first into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of the first two new 28,000-barrel double-hull tank barges described in note 4.  The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the earlier of April 30, 2006 or the delivery of the two 28,000-barrel tank barges, and 30-day LIBOR plus 1.75% thereafter.  Interest only is payable monthly through the interim financing period.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barges.  Borrowings outstanding on this loan totaled $12,014 at September 30, 2005.

Title XI Bonds

On June 7, 2002, the Partnership’s predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of four new double-hull tank vessels. The bonds were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”).  Each series was payable over 25 years from the delivery date of the related vessel.  The guarantee was collateralized by, among other things, the newbuild vessels.  In connection with the Partnership’s initial public offering in January 2004, the agreements with MARAD governing the Title XI borrowings were restructured.

On October 18, 2005, the Partnership and its operating partnership issued a notice of redemption with respect to all of the outstanding bonds.  In the redemption notice, the Partnership and its operating partnership indicated that they were exercising their right to redeem all of the Title XI bonds at a redemption price equal to one hundred percent (100%) of the then outstanding principal amount of the Title XI bonds, together with accrued interest, plus a make-whole premium.  As of October 18, 2005, $36,787 aggregate principal amount of Title XI bonds was outstanding with a weighted average interest rate of 6.2%.  The make-whole premium is an amount determined by J.P. Morgan Securities Inc. two business days prior to the date fixed for redemption and is equal to the excess, if any, of:

•                                          the sum of the respective Present Values (as defined in the agreements governing the Title XI bonds) of the amount of such redemption over

•                                          100% of the aggregate principal amount being redeemed on such date;

provided that the make-whole premium will in no event be less than zero.

The redemption of the Title XI bonds is expected to occur on November 29, 2005, and the Partnership estimates that the make-whole premium will be approximately $3,900.  The Partnership expects to fund the redemption of the Title XI bonds by increasing its availability under the amended credit agreement to up to $170,000 (as described above) and drawing down an additional approximately $38,000 thereunder.  The unamortized deferred financing fees related to the Title XI bonds at the time of the redemption is expected to be approximately $2,700; therefore, an approximate net loss on reduction of debt of $6,600 will be recorded in the second quarter of fiscal 2006.

Restrictive Covenants

The agreements governing the $120,000 amended credit agreement, the Title XI borrowings (while outstanding) and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined), and a minimum balance of partners’ capital.

6.             Contingencies

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  The boundaries of these waters have never been defined.  An industry group in which EW Transportation Corp. and the Partnership participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for purposes of a different tax, for many years.  The appropriate methodology continues to be discussed.  The Partnership has begun filing monthly tax returns, and has accrued an estimated liability, using the industry’s proposed calculation methodology.  Such estimated liability was not material at September 30, 2005 and June 30, 2005. In accordance with the agreements entered into in connection with the Partnership’s initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Partnership’s predecessor companies.

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

7.     New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”   The Partnership adopted FASB 123(R) as of July 1, 2005.  The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.  To date, no unit options have been granted.

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

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 3”), and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Partnership is required to adopt FAS 154 as of July 1, 2006, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States.  Our fleet of 60 tank barges, 2 tankers and 41 tugboats (after our recent vessel acquisitions discussed below in "Recent Events") serves a wide range of customers, including major oil companies, oil traders and refiners. With 3.4 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States as measured by barrel-carrying capacity.

Demand for our services is driven primarily by demand for refined petroleum products in the United States.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats. These services are generally provided under the following four basic types of contractual relationships:

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

Recent Events

Common Unit Offering

On October 11, 2005, we entered into an underwriting agreement with KeyBanc Capital Markets, a division of McDonald Investments Inc., with respect to the offer and sale in an underwritten public offering (the “Offering”) by us of up to 1,092,500 common units representing limited partner interests in us (including up to 142,500 common units issuable upon exercise of the underwriter’s over-allotment option).  The common units offered and sold in the Offering have been registered under the Securities Act of 1933, as amended, pursuant to the Partnership’s Registration Statement on Form S-3 (SEC File No. 333-122668), which was declared effective by the Securities and Exchange Commission on May 18, 2005.  On October 14, 2005, we closed the public offering of 950,000 common units.  Net proceeds of $33.1 million from the offering, after payment of underwriting discounts and commissions but before payment of expenses, were used to repay borrowings under our revolving credit agreement.

Acquisition of Sea Coast Transportation

On October 18, 2005, we completed the acquisition, through our operating partnership, of all of the membership interests in Sea Coast Transportation LLC (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”).  Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska.

The purchase price for Sea Coast consisted of $77 million in cash and 125,000 common units representing limited partner interests in us (“Common Units”).  We financed the cash portion of the purchase price for Sea Coast through additional borrowings under our credit agreement as described in “—Amendment of Revolving Credit Agreement” below.

The Common Units were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  In connection with the closing of the acquisition, we entered into a registration rights agreement (the “Registration Rights Agreement”) with MRG whereby we will use our commercially reasonable efforts to (1) file a shelf registration statement with the Securities and Exchange Commission within 60 days after the closing for the resale of the Common Units, and (2) cause such registration statement to be declared effective by the SEC within 180 days after the closing.

Amendment of Revolving Credit Agreement

On October 18, 2005, in connection with our acquisition of Sea Coast from MRG, we amended our revolving credit agreement dated March 24, 2005 (as amended, the “Amended Credit Agreement”) among our operating partnership, as borrower, the lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders.

The Amended Credit Agreement provides for borrowings of up to $120 million,  contains a $20 million sublimit for letters of credit, and provides that we may request an increase in the total availability under the Amended Credit Agreement by up to $50 million, up to a maximum of $170 million, so long as no default or event of default has occurred and is continuing.  Rates of interest, commitment fees and other provisions of the amended credit agreement are discussed further under “Liquidity and Capital Resources—Credit Agreement” below.

Redemption of Title XI Bonds

On October 18, 2005, we issued a notice of redemption (the “Redemption Notice”) with respect to all of the outstanding bonds (the “Title XI bonds”) issued under the related Trust Indenture, dated as of June 7, 2002, as amended.  The Title XI bonds were issued to finance the construction of four tank vessels (all of which have been delivered) and were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936.  As of October 18, 2005, $36.8 million aggregate principal amount of Title XI bonds was outstanding.  The redemption is expected to occur on November 29, 2005, and we estimate that the make-whole premium will be approximately $3.9 million.  See “Liquidity and Capital Resources—Title XI Borrowings” below for a further discussion of this redemption.

Acquisition of Integrated Tug-Barge Unit

On October 20, 2005, we acquired an 85,000-barrel integrated tug-barge unit for approximately $13.0 million.  We borrowed the funds for the acquisition under our Amended Credit Agreement.

Definitions

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

•                  Voyage revenue. Voyage revenue includes revenue from time charters, contracts of affreightment and voyage charters. Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

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

•                  Coastwise and local trades. Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid Atlantic states to points as far north as Canada and as far south as Cape Hatteras, from points within the Gulf Coast region to other points within that region or to the Northeast, and, after our recent Sea Coast acquisition, to and from points on the West Coast of the United States and Alaska. We also have one non-Jones Act tank barge that transports petroleum products internationally. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended September 30,
	2005	2004
Voyage revenue	$36,773	$28,648
Bareboat charter and other revenue	427	405
Total revenues	37,200	29,053
Voyage expenses	7,777	5,214
Vessel operating expenses	13,807	11,545
% of net voyage revenue	47.6%	49.3%
General and administrative expenses	3,979	2,429
% of net voyage revenue	13.7%	10.4%
Depreciation and amortization	5,487	5,369
Operating income	6,150	4,496
% of net voyage revenue	21.2%	19.2%
Interest expense, net	1,704	1,161
Other expense (income), net	(1)	(2)
Income before provision for income taxes	4,447	3,337
Provision for income taxes	199	200
Net income	$4,248	$3,137

Net voyage revenue
Voyage revenue	$36,773	$28,648
Voyage expenses	7,777	5,214
Net voyage revenue	$28,996	$23,434

Net voyage revenue by trade Coastwise
Total tank vessel days	1,748	1,696
Days worked	1,596	1,563
Scheduled drydocking days	86	—
Net utilization	91%	92%
Average daily rate	$13,367	$11,603
Total coastwise net voyage revenue	$21,334	$18,136
Local
Total tank vessel days	1,840	1,288
Days worked	1,405	949
Scheduled drydocking days	73	57
Net utilization	76%	74%
Average daily rate	$5,454	$5,583
Total local net voyage revenue	$7,662	$5,298
Tank vessel fleet
Total tank vessel days	3,588	2,984
Days worked	3,001	2,512
Scheduled drydocking days	159	57
Net utilization	84%	84%
Average daily rate	$9,662	$9,329
Total fleet net voyage revenue	$28,996	$23,434

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Voyage Revenue and Voyage Expenses

Voyage revenue was $36.8 million for the three months ended September 30, 2005, an increase of $8.2 million, or 29%, as compared to voyage revenue of $28.6 million for the three months ended September 30, 2004.  Voyage expenses were $7.8 million for the three months ended September 30, 2005, an increase of $2.6 million, or 50%, as compared to voyage expenses of $5.2 million incurred for the three months ended September 30, 2004.

Net voyage revenue

Net voyage revenue was $29.0 million for the three months ended September 30, 2005, which exceeded net voyage revenue of $23.4 million for the three months ended September 30, 2004 by $5.6 million, or 24%.  In our coastwise trade, net voyage revenue was $21.3 million, an increase of $3.2 million, or 18%, as compared to $18.1 million in the three months ended September 30, 2004.  Net utilization in our coastwise trade was 91% for the three-month period ended September 30, 2005 compared to 92% for the three-month period ended September 30, 2004.  Increases totaling $2.9 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1)  the DBL 78, which was placed in service in June 2005,  (2) the KTC 50, which was purchased in December 2004 and (3)  the DBL 155, which returned from the shipyard in September 2004 after its double-hulling. These increases were partially offset by a $1.5 million decrease in coastwise net voyage revenue resulting from the sale of the KTC 90 and KTC 96 in June 2005, which had OPA 90 phase-out dates of December 2004.  Coastwise net voyage revenue also benefited from a 15% increase in average daily rates to $13,367 for the three months ended September 30, 2005 from $11,603 for the three months ended September 30, 2004, which accounted for approximately $2.8 million of increased net voyage revenue.  Average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.

Net voyage revenue in our local trade for the three months ended September 30, 2005 increased by $2.4 million, or 45%, to $7.7 million from $5.3 million for the three months ended September 30, 2004.  Net voyage revenue increased by $1.3 million due to the increased number of work days generated by vessels acquired in December 2004.  Net utilization in our local trade, which was 76% for the three months ended September 30, 2005 compared to 74% for the three months ended September 30, 2004, was positively impacted by a higher utilization on one small tanker which returned from a long repair period, and increased utilization in our bunkering business. Average daily rates in our local trade decreased 2% to $5,454 for the three months ended September 30, 2005 from $5,583 for the three months ended September 30, 2004.  Average daily rates were adversely impacted by lower rates on the relatively smaller vessels acquired in December 2004.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue remained fixed at $0.4 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Vessel Operating Expenses

Vessel operating expenses were $13.8 million for the three months ended September 30, 2005 compared to $11.5 million for the three months ended September 30, 2004.  Vessel operating expenses as a percentage of net voyage revenue decreased to 47.6% for the three months ended September 30, 2005 from 49.3% for the three months ended September 30, 2004.  Vessel labor and related costs increased by $1.3 million as a result of contractual labor rate increases and a higher average number of employees due to the startup of operations of the additional vessels purchased in December 2004.  Insurance costs and vessel repairs and supplies also increased by $1.3 million as a result of the operation of the larger number of vessels.  These increases were partially offset by a decrease in required outside towing expenses of $0.4 million.

Depreciation and Amortization

Depreciation and amortization was $5.5 million for the three months ended September 30, 2005, an increase of $0.1 million, or 2%, compared to $5.4 million for the three months ended September 30, 2004.  The increase resulted from additional depreciation on the vessels acquired in December 2004.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2005, an increase of $1.6 million, or 67%, as compared to general and administrative expenses of $2.4 million for the three months ended September 30, 2004.  As a percentage of net voyage revenue, general and administrative expenses increased to 13.7% for the three months ended September 30, 2005 from 10.4% for the three months ended September 30, 2004.  The three months ended September 30, 2005 included $0.6 million of increases in personnel costs in support of our growth. The three months ended September 30, 2005 also included $0.4 million of additional professional fees and other costs incurred in connection with being a public company, mainly attributable to the initial audit of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002.

Interest Expense, Net

Net interest expense was $1.7 million for the three months ended September 30, 2005, or $0.5 million higher than the three months ended September 30, 2004.   The increase resulted from higher average debt balances resulting from increased credit line borrowings and new term loan borrowings in connection with the vessel acquisitions in fiscal 2005, and higher average interest rates.

Provision For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended September 30, 2005, this rate was 4.5% as compared to a rate of 6.0% for the three months ended September 30, 2004.  Our effective tax rate comprises the New York City Unincorporated Business Tax on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended September 30, 2005 was lower than the comparable prior year period because a smaller portion of our pretax income was contributed by our operating partnership’s corporate subsidiaries.

Net Income

Net income was $4.2 million for the three months ended September 30, 2005, an increase of $1.1 million compared to net income of $3.1 million for the three months September 30, 2004.   This increase resulted primarily from a $1.7 million increase in operating income, partially offset by a $0.5 million increase in interest expense, net.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $5.8 million for the three months ended September 30, 2005, a decrease of $0.8 million compared to $6.6 million for the three months ended September 30, 2004.  The decrease resulted from an increase of $1.6 million in drydocking payments and a $0.5 million decrease from fluctuations in working capital balances, which were partially offset by $1.3 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization.  The decrease in the three months ended September 30, 2005 from fluctuations in working capital balances is a result of increased accounts receivable due to our increased revenue and increases in prepaid expenses such as fuel supplies and insurance premiums, which were partially offset from increased accounts payable due to increased operating costs of a larger fleet.

Investing Cash Flows.  Net cash used in investing activities totaled $4.1 million for the three months ended September 30, 2005, compared to $9.0 million for the three months ended September 30, 2004.  Tank vessel construction in the three months ended September 30, 2005 aggregated $3.5 million and included progress payments on construction of a new 100,000-barrel tank barge and two new 28,000-barrel tank barges.  Tank vessel construction of $7.6 million in the comparative prior year period included final construction payments for the double hulling of the DBL 155, and other payments relating primarily to coupling of certain tugboats.  Other capital expenditures, relating primarily to expenditures for upgrading the vessels acquired in December 2004, totaled $0.6 million in the three months ended September 30, 2005 compared to $1.3 million in the three months ended September 30, 2004, relating primarily to the re-powering of certain tugboats.

Financing Cash Flows.  Net cash used in financing activities was $1.7 million for the three months ended September 30, 2005, compared to $2.0 million provided by financing activities for the three months ended

September 30, 2004.  The primary financing activities in the fiscal 2006 first quarter were $3.2 million of borrowings on term loans to finance the construction of new tank barges, a $3.0 million increase in our credit line borrowings, and $5.1 million in distributions to partners as described in “—Payment of Distributions” below.  In the three months ended September 30, 2004, we borrowed $9.1 million under a term loan to partially finance the double hulling of the DBL 155, and distributed $4.5 million to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.56 per unit in respect of the quarter ended June 30, 2005, which was paid on August 15, 2005 to unitholders of record on August 10, 2005.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  One single-hull vessel, renamed the DBL 155, was retrofitted to double-hull and redelivered to us in September 2004.  To replace the operating capacity of four single-hull vessels that phased out at varying times from December 2002 to December 2004, we entered into a contract with Bollinger Gretna, L.L.C. in March 2001 for the construction of four double-hull tank barges to be built over three years. The aggregate cost of these four vessels, which have all been delivered, was approximately $46.2 million, including financing and other costs and certain special equipment.  These new tank barges were coupled with tugboats we own, using an articulated connection system, to create integrated tug-barge units that provide increased operating efficiency and enhanced safety and reliability. We financed the purchase of the four new tank vessels through the issuance of Title XI bonds described below under “—Title XI Borrowings.”  At September 30, 2005, approximately 72% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.  After inclusion of the vessels acquired in the Sea Coast acquisition, approximately 66% of the total barrel-carrying capacity of our tank vessel fleet is double-hulled, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, including the Sea Coast vessels, we will spend an average of approximately $14.0 million per year to drydock and maintain our tank vessels’ operating capacity. We expect such expenditures to approximate $13.0 million in fiscal 2006. In addition, we anticipate that we will spend $0.5 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three months ended September 30,
	2005	2004
Maintenance capital expenditures	$2,639	$1,248
Expansion capital expenditures (including vessel acquisitions)	573	1,127
Total capital expenditures	$3,212	$2,375
Construction of tank vessels	$3,473	$7,628

In September 2004, we signed an agreement with a shipyard to construct a new 100,000-barrel tank barge, which is expected to be delivered during the fall of 2005.  The total cost, after addition of certain special equipment and integration with an existing tugboat, is expected to be in the range of $13.0 to $14.0 million.  We also signed an agreement with the same shipyard in February 2005 to construct two new 28,000-barrel tank barges that are expected to be delivered during the first calendar quarter of 2006 and which are expected to cost, in the aggregate and after the addition of certain special equipment, in the range of $9.0 to $10.0 million.  In August 2005, we signed agreements with the same shipyard to construct two more 28,000-barrel tank barge that we expect will be delivered in the summer of 2006 and which are expected to cost, after the addition of certain special equipment, in the range of $9.0 to $10.0 million.  We expect to finance these newbuildings from borrowings and cash from operations.

Additionally, we intend to retire or retrofit 22 single-hull tank vessels by December 2014, which at September 30, 2005 represented approximately 28% of our barrel-carrying capacity.  We estimate that the current cost to replace this capacity with newbuildings and by retrofitting certain of our existing vessels would range from $58.0 million to $66.0 million.  This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise.  We are currently evaluating the most cost-effective means to replace this capacity. After the acquisition of Sea Coast, we are required to retire or retrofit an additional ten single-hull vessels, which represents approximately 12% of our barrel-carrying capacity.  We estimate that the current cost to replace this capacity with newbuildings and by retrofitting certain of the acquired vessels would range from $38.0 million to $44.0 million.  We are currently evaluating the most cost-effective means to replace this capacity.

Liquidity Needs.  Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders and drydocking expenditures, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit facility, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit agreement, described under “—Credit Agreement” below, will be sufficient to meet our liquidity needs for the next 12 months.

Credit Agreement.   In March 2005, we entered into a five-year $80.0 million revolving credit agreement with a syndicate of banks.  Borrowings outstanding under the credit agreement as of September 30, 2005 were $50.1 million.

On October 18, 2005, in connection with our acquisition of Sea Coast, our operating partnership amended the revolving credit agreement .  The amended credit agreement is for a five-year term, provides for borrowings of up to $120 million, contains a $20 million sublimit for letters of credit, and provides that we may request an increase in the total availability thereunder by up to $50 million, to a maximum of $170 million, so long as no default or event of default has occurred and is continuing.

Obligations under the amended credit agreement are secured by a first priority security interest, subject to permitted liens, on certain of our vessels, including certain vessels purchased in the Sea Coast transaction, which collectively have an orderly liquidation value at least equal to the greater of (a) $62.5 million and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding under the amended credit agreement.  Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the agreement) to EBITDA (as defined in the agreement) and are determined according to whether the loan is based on the London interbank offered rate (a LIBOR-based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b) 0.50% in excess of the federal funds effective rate (a base rate loan). The rates of interest and commitment fees under the amended credit agreement are as follows:

Period
When the Total Funded Debt to EBITDA Ratio is		Applicable Margin
greater than or equal to	And less than	Base Rate Margin	LIBOR Margin	Commitment Fee Margin
3.50:1.00		0.250%	2.000%	0.300%
3.00:1.00	3.50:1.00	0.000%	1.750%	0.200%
2.50:1.00	3.00:1.00	0.000%	1.500%	0.200%
2.00:1.00	2.50:1.00	0.000%	1.250%	0.150%
	2.00:1.00	0.000%	1.000%	0.150%

Interest on a base rate loan is payable monthly over the five-year term of the agreement.  Interest on a LIBOR–based loan is due, at our election, one, two, three or six months after such loan is made. Outstanding principal amounts are due upon termination.

Loan proceeds under the amended credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions.  Amounts borrowed and repaid may be re–borrowed.  Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

The amended credit agreement contains covenants that include, among others:

•                  the maintenance of the following financial ratios (all as defined in the new agreement):

•                  EBITDA to fixed charges  of at least 2.25 to 1.00,

•                  total funded debt to tangible capitalization of no greater than 0.60 to 1.00, and

•                  total funded debt to EBITDA of no greater than (1) 3.75 to 1.00 for the period March 24, 2004 to October 18, 2005, (2) 4.00 to 1.00 for the period October 18, 2005 to December 31, 2006 and (3) 3.75 to 1.00 for the period January 1, 2007 and thereafter;

•                  restrictions on creating liens on or disposing of the vessels securing the Amended Credit Agreement, subject to permitted exceptions;

•                  restrictions on merging and selling assets outside the ordinary course of business;

•                  prohibitions on making distributions to limited or general partners of ours during the continuance of an event of default; and

•                  restrictions on transactions with affiliates and materially changing our business.

The amended credit agreement contains customary events of default.  If a default occurs and is continuing, we must repay all amounts outstanding under the agreement.

On October 18, 2005, our operating partnership borrowed $77.2 million under the amended credit agreement in order to finance the acquisition of Sea Coast and to pay fees and expenses related to amending the amended credit agreement.  As of October 18, 2005, after giving effect to the foregoing, we had $93.2 million of borrowings and $6.5 million of standby letters of credit outstanding under the amended credit agreement.  On October 20, 2005, we borrowed an additional $13.0 million to fund the acquisition of an 85,000-barrel integrated tug-barge unit.

Other Term Loans.  In March 2005, we entered into a new, three-year term loan in the amount of $11.7 million to refinance an existing loan.  Our obligations under this agreement are secured by a first priority security interest in three vessels.  We have assigned to the lender all proceeds from the charters, hires, and contracts of affreightment, as well as the proceeds of any insurance payments, with respect to the pledged vessels.  The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%.  The loan agreement contains events of default and covenants that are customary for facilities of this type.  Borrowings outstanding on this loan totaled $11.3 million at September 30, 2005.

Also in March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of the new 100,000-barrel tank barge described above in “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.05%; interest only is payable monthly through the earlier of December 31, 2005 or delivery of the tank barge.  Thereafter, monthly principal payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan totaled $9.2 million at September 30, 2005.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge acquired in June 2005 and to partially finance construction of the first two new 28,000-barrel tank barges described above in “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the earlier of April 30, 2006 or the delivery of the first two 28,000-barrel barges, and 30-day LIBOR plus 1.75% thereafter.  Interest only is payable monthly through the interim financing period.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  We have the option, after the first anniversary date of the note, to convert to a fixed interest rate.  The loan is collateralized by the related tank barges.  Borrowings outstanding on this loan totaled $12.0 million at September 30, 2005.

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

Title XI Borrowings.  On June 7, 2002, we privately placed $40.4 million of bonds (“Title XI bonds”), which were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936. The proceeds of $39.1 million, net of certain closing fees, were deposited in an escrow account with the U.S. Department of the Treasury and were invested in U.S. government obligations. The bonds were issued in four series and bear interest at a weighted average fixed rate of 6.2% per year. Each series is repayable over 25 years beginning six months after the delivery date of the related tank vessel.

On October 18, 2005, we issued a notice of redemption (the “Redemption Notice”) with respect to all of the outstanding Title XI bonds issued under the Trust Indenture dated June 7, 2002, as amended on January 14, 2004, between us and JPMorgan Chase Bank, as trustee (as amended, the “Title XI Indenture”).

In the Redemption Notice, we indicated that we were exercising the right to redeem all of the Title XI bonds at a redemption price (the “Redemption Price”) equal to one hundred percent (100%) of the then outstanding principal amount of the Title XI bonds, together with accrued interest, plus a make-whole premium.  As of October 18, 2005, there was $36.8 million aggregate principal amount of Title XI bonds outstanding with a weighted average interest rate of 6.2%.  The make-whole premium is an amount determined by J.P. Morgan Securities Inc. two business days prior to the date fixed for redemption and is equal to the excess, if any, of:

•                                          the sum of the respective Present Values (as defined in the agreements governing the Title XI bonds) of the amount of such redemption over

•                                          100% of the aggregate principal amount being redeemed on such date;

provided that the make-whole premium will in no event be less than zero.

The redemption of the Title XI bonds is expected to occur on November 29, 2005.  We estimate that the make-whole premium will be approximately $3.9 million.  We expect to fund the redemption of the Title XI bonds by increasing our availability under the amended credit agreement to up to $170 million (as described above) and drawing down approximately an additional $38 million thereunder.  The unamortized deferred financing fees relating to the

Title XI bonds at the time of the redemption are expected to be approximately $2.7 million; therefore, an approximate net loss on reduction of debt of $6.6 million would be recorded in the second quarter of fiscal 2006.

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

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  The boundaries of these waters have never been defined.  An industry group in which we and EW Transportation Corp. participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for the purposes of a different tax, for many years.  The appropriate methodology continues to be discussed.  We have begun filing monthly tax returns, and have accrued an estimated liability, using the industry’s proposed calculation methodology.  Such estimated liability was not material at September 30, 2005 and June 30, 2005.   In accordance with the agreements entered into in connection with our initial public offering in January, 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our predecessor companies.

Seasonality

We operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States, which is a significant market for our tank barge services. The summer driving season can increase demand for automobile fuel and, accordingly, the demand for our services.  The acquisition of Sea Coast provides seasonal diversity primarily relating to its Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”   We adopted FASB 123(R) as of July 1, 2005.  The adoption did not have a material impact on our financial position, results of operations or cash flows.  To date, no unit options have been granted.

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

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 3”), and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  We are required to adopt FAS 154 as of July 1, 2006, and we do not expect that such adoption will have a significant impact on our financial position, results of operations or cash flows.

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

•                  our expectations regarding the amount of the make-whole premium payable upon redemption of our Title XI bonds;

•                  our expected cost of complying with OPA 90;

•                  estimated future expenditures for drydocking and maintenance of our tank vessels’ operating capacity;

•                  our plans for the retirement or retrofitting of tank vessels and the expected delivery, and cost, of newbuild or retrofitted vessels;

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

•                  adverse developments in our marine transportation business; and

•                  the other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Our Title XI bonds (while outstanding) and one outstanding term loan bear interest at fixed interest rates ranging from 6.17% to 6.26%.  Borrowings under our amended credit agreement and two outstanding term loans bear interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate.  Based on the aggregate $71.3 million of floating rate debt outstanding as of September 30, 2005, the impact of a 1% increase in LIBOR would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $0.7 million on an annual basis.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

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

EW Transportation LLC, a predecessor company, and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties, including former employees, alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering. EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000, and are seeking to settle the other case.  We may be subject to litigation in the future from these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit Number		Description
1.1*	—

Underwriting Agreement dated October 11, 2005 by and among K-Sea Transportation Partners L.P., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Operating Partnership L.P., K-Sea OLP GP LLC, K-Sea Transportation Inc. and KeyBanc Capital Markets, a division of McDonald Investments Inc. (incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2005).

2.1*	—

Membership Interest Purchase Agreement dated August 23, 2005 by and among K-Sea Operating Partnership L.P., K-Sea Transportation Partners L.P., Marine Resources Group, Inc. and Saltchuk Resources, Inc. (incorporated by reference to Exhibit 10.1 to K-Sea’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005).

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

Registration Rights Agreement dated as of October 18, 2005 by and between K-Sea Transportation Partners L.P. and Marine Resources Group, Inc. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005).

10.1*	—

Amendment No. 1 dated October 18, 2005 to Loan and Security Agreement dated March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005).

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 9, 2005			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: November 9, 2005			By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
1.1*	—

Underwriting Agreement dated October 11, 2005 by and among K-Sea Transportation Partners L.P., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Operating Partnership L.P., K-Sea OLP GP LLC, K-Sea Transportation Inc. and KeyBanc Capital Markets, a division of McDonald Investments Inc. (incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2005).

2.1*	—

Membership Interest Purchase Agreement dated August 23, 2005 by and among K-Sea Operating Partnership L.P., K-Sea Transportation Partners L.P., Marine Resources Group, Inc. and Saltchuk Resources, Inc. (incorporated by reference to Exhibit 10.1 to K-Sea’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005).

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

Registration Rights Agreement dated as of October 18, 2005 by and between K-Sea Transportation Partners L.P. and Marine Resources Group, Inc. (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005).

10.1*	—

Amendment No. 1 dated October 18, 2005 to Loan and Security Agreement dated March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005).

31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*              Incorporated by reference, as indicated.