Form 10-Q
period 2005-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2006-02-07
CIK 1178575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

At February  7, 2006, the number of the issuer’s outstanding common units was 5,752,650.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005
Unaudited Consolidated Statements of Operations for the three and six-month periods ended December 31, 2005 and 2004
Unaudited Consolidated Statement of Partners’ Capital for the six-month period ended December 31, 2005
Unaudited Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2005 and 2004
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$985	$88
Title XI reserve fund	—	1,190
Accounts receivable, net	21,672	14,299
Deferred taxes	43	43
Prepaid expenses and other current assets	13,330	4,328
Total current assets	36,030	19,948

Vessels and equipment, net	302,390	235,490
Construction in progress	6,303	8,266
Title XI reserve fund	—	1,570
Deferred financing costs, net	1,128	3,489
Goodwill	16,330	—
Other assets	13,702	4,499
Total assets	$375,883	$273,262

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$3,185	$2,897
Accounts payable	11,414	9,077
Accrued expenses and other current liabilities	10,388	5,646
Total current liabilities	24,987	17,620

Title XI bonds	—	35,791
Term loans	46,280	28,205
Credit line borrowings	129,937	47,112
Capital lease obligation	1,473	—
Deferred taxes	2,508	2,594
Total liabilities	205,185	131,322
Commitments and contingencies

Partners’ capital	170,698	141,940

Total liabilities and partners’ capital	$375,883	$273,262

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

		For the Three Months Ended December 31,		For the Six Months Ended December 31,
		2005	2004	2005	2004

	Voyage revenue	$45,659	$27,341	$82,432	$55,989
	Bareboat charter and other revenue	1,649	477	2,076	882

	Total revenues	47,308	27,818	84,508	56,871

	Voyage expenses	10,165	5,899	17,942	11,113
	Vessel operating expenses	19,998	11,919	33,805	23,464
	General and administrative expenses	4,310	2,117	8,289	4,546
	Depreciation and amortization	6,590	4,951	12,077	10,320
	Net gain on disposal of vessel	(415)	—	(415)	—
	Total operating expenses	40,648	24,886	71,698	49,443

	Operating income	6,660	2,932	12,810	7,428

	Interest expense, net	2,426	1,500	4,130	2,661
	Net loss on reduction of debt	6,898	—	6,898	—
	Other expense (income), net	(20)	(24)	(21)	(26)

	Income (loss) before income taxes	(2,644)	1,456	1,803	4,793

	Provision for income taxes	2	87	201	287

	Net income (loss)	$(2,646)	$1,369	$1,602	$4,506

	General partner’s interest in net income (loss)	$(53)	$27	$32	$90

	Limited partners’ interest:
	Net income (loss)	$(2,593)	$1,342	$1,570	$4,416
Net income (loss) per unit	- basic	$(0.27)	$0.16	$0.17	$0.53
	- diluted	$(0.26)	$0.16	$0.17	$0.53
Weighted average units outstanding	- basic	9,760	8,330	9,296	8,330
	- diluted	9,816	8,391	9,354	8,365

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	TOTAL
	Common		Subordinated
	Units	$	Units	$

Balance at June 30, 2005	4,667	$96,842	4,165	$43,688	$1,410	$141,940

Net income		867		703	32	1,602

Issuance of common units under Long Term Incentive Plan	11	325				325

Issuance of common units, net of costs of $1,552	950	32,458				32,458

Issuance of common units for Sea Coast acquisition	125	4,376				4,376

Capital contribution					783	783

Foreign currency translation adjustment		41		32	1	74

Distributions to Partners		(5,893)		(4,706)	(261)	(10,860)

Balance at December 31, 2005	5,753	$129,016	4,165	$39,717	$1,965	$170,698

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		For the Six Months Ended December 31,
		2005	2004
	Cash flows from operating activities:
	Net income	$1,602	$4,506
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	12,258	10,644
	Payment of drydocking expenditures	(4,335)	(2,645)
	Provision for doubtful accounts	305	94
	Deferred income taxes	54	259
	Net gain on disposal of vessel	(415)	—
	Unit-based compensation costs	213	116
	Net loss on reduction of debt	6,898	—
	Interest paid on debt service from Title XI reserve funds	894	1,212
	Other	131	56
	Changes in operating working capital:
	Accounts receivable	(3,724)	(1,979)
	Prepaid expenses and other current assets	(864)	(1,617)
	Accounts payable	559	2,628
	Accrued expenses and other current liabilities	527	1,420
	Other assets	312	106
	Net cash provided by operating activities	14,415	14,800

	Cash flows from investing activities:
	Vessel acquisitions	(13,164)	(20,755)
	Acquisition of Sea Coast, net of cash acquired	(76,512)	—
	Construction of tank vessels	(9,031)	(7,706)
	Capital expenditures	(2,986)	(3,544)
	Proceeds from Title XI reserve funds	2,876	—
	Proceeds on disposal of vessel	4,400	—
	Net cash used in investing activities	(94,417)	(32,005)

	Cash flows from financing activities:
	Net increase in credit line borrowings	82,825	21,850
	Gross proceeds from equity offering	34,010	—
	Payments to Title XI reserve fund	(1,631)	(2,007)
	Proceeds from issuance of long-term debt	20,015	9,101
	Redemption of Title XI bonds	(36,788)	—
	Payments on term loans	(479)	(1,386)
	Financing costs paid – equity offering	(1,552)	—
	Financing costs paid – debt issuance	(522)	(186)
	Prepayment costs on long term debt	(4,196)	—
	Book overdrafts	(706)	(1,437)
	Capital contributions from general partner	783	—
	Distributions to partners	(10,860)	(9,052)
	Net cash provided by financing activities	80,899	16,883

	Cash and cash equivalents:
	Net increase (decrease)	897	(322)
	Balance at beginning of the period	88	379

	Balance at end of the period	$985	$57

	Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest, net of amounts capitalized	$4,616	$2,331
	Income taxes	$—	$—

	Supplemental disclosure of non-cash investing and financing activities:
	Acquisition of Sea Coast Transportation LLC:
	Fair value of net assets acquired	$82,382
Less:	Value of common units issued to seller	(4,376)
	Cash paid for the transaction	$78,006
Less:	Cash acquired	(1,494)
	Net cash paid for the transaction	$76,512

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

The Partnership’s general partner, K-Sea General Partner L.P., holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of December 31, 2005, and for the three and six-month periods ended December 31, 2005 and 2004, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “Form 10-K”).  The June 30, 2005 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

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

Vessels and Equipment.  Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”).  OPA 90 requires that the Partnership’s 32 single-hull vessels, representing approximately 33% of total barrel-carrying capacity as of December 31, 2005, be retired or retrofitted to double-hull by December 31, 2014.

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

Fuel Supplies.  Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,978 and $2,473 as of December 31, 2005 and June 30, 2005, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.  Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs, which are amortized using the effective interest method, are stated net of accumulated amortization which, at December 31, 2005 and June 30, 2005, amounted to $136 and $815, respectively.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business at the date of the acquisition.  The Partnership tests for impairment at least annually using a two-step process.  The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary.  If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount.  If the implied goodwill is less than the carrying amount, a write-down is recorded.

Intangible Assets.  Included in other assets are intangible assets acquired as part of business combinations which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives.  Intangible assets are stated net of accumulated amortization, which at December 31, 2005 and 2004 amounted to $1,743 and $747, respectively.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. The most significant estimates relate to depreciation and amortization of the vessels and intangibles, goodwill, liabilities incurred from workers’ compensation, commercial and other claims, the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates.

Concentrations of Credit Risk.  Financial instruments which potentially subject the Partnership to concentrations of credit risk are primarily cash and cash equivalents and trade accounts receivable. The Partnership maintains its cash and cash equivalents on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $796 and $667 at December 31, 2005 and June 30, 2005, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Currency Translation.  Assets and liabilities related to the Partnership’s Canadian subsidiary are translated at the exchange rate prevailing on the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period.  Translation gains and losses are not significant and are reflected in partners’ capital and represent other comprehensive income.

Income Taxes.  The provisions for income taxes for the three and six-month periods ended December 31, 2005 and 2004 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and certain foreign income taxes on its operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries.

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

Unit-Based Compensation.  The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options.  The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which range from four to five years.  No unit options have been granted.  Compensation expense was $144 and $274 for the three and six months ended December 31, 2005, respectively, and $127 and $153 for the three and six months ended December 31, 2004, respectively.

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

The weighted average units outstanding for basic net income per unit were 9,760 and 8,330 for the three months ended December 31, 2005 and 2004, respectively, and 9,296 and 8,330 for the six months ended December 31, 2005 and 2004, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 56 and 61 for the three months ended December 31, 2005 and 2004, respectively, and 58 and 35 for the six months ended December 31, 2005 and 2004, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

3.             Acquisition of Sea Coast Transportation

On October 18, 2005, the Partnership completed the acquisition, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (“K-Sea OLP”), of all of the membership interests in Sea Coast Transportation LLC (formerly Sea Coast Towing, Inc.) (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”) pursuant to the terms and conditions of a Membership Interest Purchase Agreement dated August 23, 2005 (the “Purchase Agreement”) among the Partnership, K-Sea OLP, MRG and Saltchuk Resources, Inc.  Also on October 18, 2005, Sea Coast acquired four tugboats from MRG pursuant to the terms of a Vessel Purchase Agreement dated October 18, 2005 among the Partnership, Sea Coast, and MRG.  Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska.

The aggregate purchase price for Sea Coast and the four tugboats comprised $77,000 in cash and 125,000 common units representing limited partner interests in the Partnership.  The Partnership financed the cash portion of the purchase price through additional borrowings under its amended credit agreement, as described in note 5 below.  The common units were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  In connection with the closing of the acquisition, the Partnership entered into a registration rights agreement with MRG with respect to the resale of the common units.

Under the purchase method of accounting, the Partnership has included Sea Coast’s results of operations from October 18, 2005, the date of acquisition, through December 31, 2005.  The aggregate recorded purchase price was $82,382, comprising $77,000 of cash, $4,376 in common units (based on the market value of the 125,000 common units at the acquisition date), and $1,006 of direct expenses.  The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles were based on consideration of independent appraisals.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  The total purchase price has been allocated as follows:

Working capital	$800
Vessels and equipment	55,931

Intangible assets	10,150
Goodwill	16,330
Other assets	710

83,921
Capital lease	1,539

Total purchase price	$82,382

As of December 31, 2005, the identifiable intangible assets purchased in the Sea Coast acquisition included those in the table below.  The annual amortization expense for the customer relationships and the covenant not to compete are $970 and $112, respectively.

	Gross Value	Useful Life
Customer relationships	$9,700	10 years
Covenant not to compete	450	4 years

Total	$10,150

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and Sea Coast, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented.  This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each period.  The unaudited pro forma financial information for the three and six months ended December 31, 2005 combines the historical results of the Partnership with the historical results of Sea Coast for the period preceding the October 18, 2005 acquisition.  The unaudited pro forma financial information for the three and six months ended December 31, 2004 combines the historical results of the Partnership and Sea Coast for those periods.

	Three Months Ended December 31,		Six Months Ended December 31
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues	$50,334	$38,507	$103,078	$80,548
Net income (loss)	(2,578)	1,524	3,696	6,611
Basic net income (loss) per limited partner unit	$(0.26)	$0.18	$0.39	$0.77
Fully diluted net income (loss) per limited partner unit	$(0.26)	$0.18	$0.38	$0.76

4.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	December 31, 2005	June 30, 2005

Vessels	$376,268	$305,752
Pier and office equipment	4,755	3,945
	381,023	309,697
Less accumulated depreciation and Amortization	(78,633)	(74,207)
Vessels and equipment, net	$302,390	$235,490

Construction in progress	$6,303	$8,266

Depreciation and amortization of vessels and equipment was $6,203 and $11,487 for the three and six months ended December 31, 2005, respectively, and $4,747 and $9,913 for the three and six months ended December 31, 2004, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three and six months ended December 31, 2005 of $1,801 and $3,548, respectively, and $1,541 and $3,624, respectively, for the three and six months ended December 31, 2004.

As described in note 3, on October 18, 2005 the Partnership acquired Sea Coast, including $55,931 of vessels, pier and office equipment.

On October 20, 2005, the Partnership acquired an 85,000-barrel integrated tug-barge unit for $13,105, including transaction costs.

On December 30, 2005, the Partnership took delivery of a new 100,000-barrel tank barge, the DBL 103.  The total cost, after addition of certain special equipment and integration with an existing tugboat, and capitalized interest, is expected to range between $14,000 and $15,000.  In addition, the Partnership has also entered into agreements with a shipyard for the construction of additional new tank barges as follows:

•      In February 2005, the Partnership signed an agreement to construct two new 28,000-barrel tank barges that are expected to be delivered during the third quarter of fiscal 2006.  In August 2005, the Partnership signed an agreement to construct two more 28,000-barrel tank barges that are expected to be delivered in the first half of fiscal 2007.  These four vessels are expected to cost, after the addition of certain special equipment and integration with existing tugboats, in the range of $18,000 to $20,000.

•      In November 2005, the Partnership signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007 at an expected cost, after addition of certain special equipment and integration with an existing tugboat, ranging from $14,000 to $15,000.

Construction in progress at December 31, 2005 comprises expenditures on these new tank barges.

Barge Incident

On November 11, 2005, one of the Partnership’s tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing.  The barge was declared a constructive total loss, and the Partnership has received the total $11,000 insured value from its hull and machinery insurers.  Of the total $11,000, $6,600 was received subsequent to December 31, 2005, and is therefore included in prepaid expenses and other current assets in the December 31, 2005 consolidated balance sheet.  The excess of this insurance recovery over the net book value of the barge, totaling $415, is included as a net gain on disposal of vessel in the consolidated statements of operations for the three and six months ended December 31, 2005.

5.             Financing

Significant Transactions

On October 14, 2005, the Partnership closed a public offering of 950,000 common units.  Net proceeds of $33,060 from the offering, after payment of underwriting discounts and commissions but before payment of expenses associated with the offering, were used to repay borrowings under the Partnership’s revolving credit agreement.

On October 18, 2005, to partially finance the acquisition of Sea Coast from MRG (see note 3), the Partnership’s operating partnership amended its revolving credit agreement dated March 24, 2005.  The amended credit agreement provided for borrowings of up to $120,000, of which $77,000 was drawn down to pay the cash portion of the purchase price, and provided that the Partnership may request an increase in the total availability by up to $50,000, to a maximum of $170,000, so long as no default or event of default has occurred and is continuing.  In addition, as described in note 3, the Partnership issued 125,000 common units to the sellers, valued at $4,376, in a transaction not involving a public offering.

On November 29, 2005, the Partnership redeemed all of its outstanding bonds (the “Title XI bonds”) issued under a Trust Indenture dated June 7, 2002, as amended on January 14, 2004.  The Title XI bonds were issued to finance the construction of four tank vessels (all of which have been delivered) and were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936.  On the redemption date, the Partnership redeemed the outstanding $36,787 principal balance of bonds, paid $828 of accrued interest, and made a make-whole payment of $3,953 as required under the Trust Indenture.  To fund this redemption, the Partnership further amended its March 24, 2005 revolving credit agreement on November 29, 2005, increasing the maximum borrowings thereunder to $155,000.  After writing off $2,702 in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, the Partnership recorded a loss on reduction of debt of $6,898.

On December 19, 2005, one of the Partnership’s subsidiaries entered into a Canadian dollar term loan to refinance the 85,000-barrel integrated tug-barge unit described in note 4 above.  The proceeds of $13,000 were used to repay borrowings under the amended credit agreement which had been used to finance the purchase of the unit in October 2005, as described in note 3.

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	December 31, 2005	June 30, 2005

Credit line borrowings	$129,937	$47,112
Title XI bonds, issued in four series and bearing interest at fixed rates averaging 6.21%	—	37,409
Term loans and capital lease obligation	50,938	29,484
	180,875	114,005
Less current portion	(3,185)	(2,897)

	$177,690	$111,108

Credit Agreement

On March 24, 2005 the Partnership, through its operating partnership, entered into a new, five-year $80,000 revolving credit agreement with a syndicate of banks.  On October 18, 2005 and November 29, 2005, as described above under “Significant Transactions”, the Partnership amended the revolving credit agreement.  The amended credit agreement is for a five-year term maturing in October 2010, provides for borrowings of up to $155,000, contains a $20,000 sublimit for letters of credit, and provides that the Partnership may request an increase in the total availability by up to $15,000, to a maximum of $170,000, so long as no default or event of default has occurred and is continuing.

Obligations under the amended credit agreement are secured by a first priority security interest, subject to permitted liens, on certain vessels, including certain vessels purchased in the Sea Coast acquisition, which collectively must have an orderly liquidation value at least equal to the greater of (a) $62,500 and (b) 1.25 times the amount of the obligations (including letters of credit) outstanding under the amended credit agreement.   Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the agreement) to EBITDA (as defined in the agreement) and are determined according to whether the loan is based on the London interbank offered rate (a LIBOR–based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b) 0.50% in excess of the federal funds effective rate (a base rate loan).  Interest on a base rate loan is payable monthly over the five-year term of the agreement.  Interest on a LIBOR–based loan is calculated based on LIBOR plus a margin ranging from one to two percent and is due, at the Partnership’s election, one, two, three or six months after such loan is made.  Outstanding principal amounts are due upon termination.

Loan proceeds under the amended credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. Amounts borrowed and repaid may be reborrowed.  Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.  As of December 31, 2005, outstanding borrowings under this facility totaled $129,937, none of which was related to borrowings for working capital purposes.

Term Loans

On December 19, 2005, the Partnership entered into a seven-year term loan for $15,148 Canadian dollars, equivalent to approximately $13,000, bearing interest at a fixed rate of 6.59% annually.  The loan is payable in monthly principal installments of $117 for the first 60 months and $185 for the next 24 months, with the remaining principal amount payable at maturity.  The loan is collateralized by the 85,000 barrel integrated tug-barge unit described above and one other tank barge.  Borrowings outstanding on this loan totaled $12,995 at December 31, 2005.

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a new 100,000-barrel tank barge which was delivered on December 30, 2005.  The loan bears interest at 30-day LIBOR plus 1.05%; interest only was payable monthly through the end of December 2005.  Beginning in January 2006, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan totaled $10,835 at December 31, 2005.

In March 2005, the Partnership entered into a three-year term loan in the amount of $11,700, bearing interest at a fixed rate of 6.25% annually.  The loan is payable in monthly principal installments of $70, with the remaining principal amount payable at maturity.  The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan.  Borrowings outstanding on this loan totaled $11,074 at December 31, 2005.

In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of the first two new 28,000-barrel double-hull tank barges described in note 4.  The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the earlier of April 30, 2006 or the delivery of the two 28,000-barrel tank barges, and 30-day LIBOR plus 1.75% thereafter.  Interest only is payable monthly through the interim financing period.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barges.  Borrowings outstanding on this loan totaled $14,178 at December 31, 2005.

Title XI Bonds

On June 7, 2002, the Partnership’s predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of four new double-hull tank vessels. The bonds were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936.  Each series was payable over 25 years from the delivery date of the related vessel.  The guarantee was collateralized by, among other things, the newbuild vessels.  As discussed above under “Significant Transactions”, on November 29, 2005, the Partnership redeemed all of the outstanding bonds.

Restrictive Covenants

The agreements governing the $155,000 amended credit agreement and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (as defined).

6.             Contingencies

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  The boundaries of these waters have never been defined.  An industry group in which EW Transportation Corp. and the Partnership participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for purposes of a different tax, for many years.  The appropriate methodology continues to be discussed.  The Partnership has begun filing monthly tax returns, and has accrued an estimated liability, using the industry’s proposed calculation methodology.  Such estimated liability was not material at December 31, 2005 and June 30, 2005. In accordance with the agreements entered into in connection with the Partnership’s initial public offering on January 14, 2004, any liability resulting from the PBT prior to that date is a retained liability of the Partnership’s predecessor companies.

As discussed in Note 4, one of the Partnership’s tank barges struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  The exact amount of oil that escaped into the ocean has not been determined.  The Partnership maintains significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believes that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

7.             Comprehensive Income

To calculate comprehensive income, net income is adjusted for currency translation adjustments on non- U.S. dollar assets and liabilities held by the Partnership’s Canadian subsidiary since October 2005, when the Canadian subsidiary purchased a vessel.  Such adjustments are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net income (loss)	$(2,646)	$1,369	$1,602	$4,506
Change in foreign currency translation adjustment	74	—	74	—
Comprehensive income (loss)	$(2,572)	$1,369	$1,676	$4,506

8.             New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”   The Partnership adopted FAS 123(R) as of July 1, 2005 and accounts for its restricted unit awards under the new standard; however, no unit options have been granted to date.  The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Partnership is required to adopt FAS 154 as of July 1, 2006, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States.  Our fleet of 60 tank barges, 2 tankers and 41 tugboats (after our recent acquisitions discussed below in “Significant Events”) serves a wide range of customers, including major oil companies, oil traders and refiners. With 3.3 million barrels of capacity, we believe we own and operate the largest coastwise tank barge fleet in the United States as measured by barrel-carrying capacity.

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

Significant Events

Common Unit Offering

On October 14, 2005, we sold 950,000 common units in a public offering under our shelf registration statement.  The net proceeds of $33.1 million from the offering, after payment of underwriting discounts and commissions but before payment of expenses, were used to repay borrowings under our amended credit agreement.

Acquisition of Sea Coast Transportation

On October 18, 2005, we completed the acquisition, through our wholly owned subsidiary, K-Sea Operating Partnership L.P. (“K-Sea OLP”), of all of the membership interests in Sea Coast Transportation LLC (formerly Sea Coast Towing, Inc.) (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”) pursuant to the terms and conditions of a Membership Interest Purchase Agreement dated August 23, 2005 (the “Purchase Agreement”) among us, K-Sea OLP, MRG and Saltchuk Resources, Inc.  Also on October 18, 2005, Sea Coast acquired four tugboats from MRG.  Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska.

The aggregate purchase price for Sea Coast and the four tugboats comprised $77.0 million in cash and 125,000 common units representing limited partner interests in us.  The common units were valued at $4.4 million.  We financed the cash portion of the purchase price through additional borrowings under our amended credit agreement, as described under “—Amendment of Revolving Credit Agreement” below.  The common units were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  In connection with the closing of the acquisition, we entered into a registration rights agreement with MRG with respect to the resale of the common units.

Sea Coast operates fifteen tank barges and fifteen tugboats, representing approximately 705,000 barrels of capacity, of which 321,000 barrels are double-hulled.  Of the remaining single-hulled capacity, approximately 80% is eligible to operate in the Jones Act trades until January 2015, with the remaining capacity (one vessel) eligible until January 2008.  The addition of these tank barges represented a 27% increase in the barrel-carrying capacity of our fleet as of the acquisition date, which we believe makes us the largest coastwise tank barge operator, measured by barrel-carrying capacity, in the United States.

Under the purchase method of accounting, we recorded an aggregate purchase price of $82.4 million, comprising $77.0 million of cash, $4.4 million in common units, and $1.0 million of direct expenses.  We allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles were based on consideration of independent appraisals.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.

Amendment of Revolving Credit Agreement

On October 18, 2005, in connection with our acquisition of Sea Coast from MRG, we amended our revolving credit agreement dated March 24, 2005 to, among other things, increase the maximum borrowings thereunder to $120.0 million, of which $77.0 million was drawn down to pay the cash portion of the purchase price.

On November 29, 2005, we redeemed all of our outstanding Title XI bonds (see “— Redemption of Title XI Bonds” below).  To fund this redemption, we further amended our March 24, 2005 revolving credit agreement on that date to, among other things, increase the maximum borrowings thereunder to $155.0 million.  The terms of the amended credit agreement are discussed below under “Liquidity and Capital Resources—Credit Agreement”.

Redemption of Title XI Bonds

On November 29, 2005, we redeemed all of our outstanding Title XI bonds.  The Title XI bonds were issued to finance the construction of four tank vessels (all of which have been delivered), and were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936.  On the redemption date, we redeemed $36.8 million principal balance of bonds, paid $0.8 million of accrued interest, and made a make-whole payment of $4.0 million as required under the Trust Indenture.  After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.  Retirement of the Title XI bonds improved our borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

Acquisition of Integrated Tug-Barge Unit

On October 20, 2005, we acquired an 85,000-barrel integrated tug-barge unit for approximately $13.1 million, including transaction costs.  We borrowed the funds for the acquisition under our amended credit agreement and subsequently refinanced these borrowings with a new, seven-year term loan.  See “Liquidity and Capital Resources—Other Term Loans” below.

Barge Incident

On November 11, 2005, one of our tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing.  To ensure the safety of all people involved and to mitigate environmental damage, we initiated, and completed in January 2006, a detailed response plan in coordination with the United States Coast Guard, other federal and state agencies, our own personnel and response contractors.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  The exact amount of oil that escaped into the ocean has not been determined; however, according to the National Oceanic and Atmospheric Administration, the likelihood of shoreline impact from the incident is low.

The barge was declared a constructive total loss, and we have received the total $11.0 million insured value from our hull and machinery insurers.  Of the total $11.0 million, $6.6 million was received subsequent to December 31, 2005 and is therefore included in prepaid expenses and other current assets in our December 31, 2005 consolidated balance sheet.  The excess of this insurance recovery over the net book value of the barge, totaling $0.4 million, is included as a net gain on disposal of vessel in our consolidated statements of operations for the three and six months ended December 31, 2005.

We maintain significant protection and indemnity insurance for pollution-related costs and claims, including cleanup costs and environmental damages, with the West of England Ship Owners Insurance Association, a member of the International Group of Protection and Indemnity clubs, and we believe that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.  We do not maintain “loss of hire” insurance.  The operating results of the barge during calendar year 2005 were not significant to our total operating results for the calendar year 2005, including Sea Coast on a full year, pro forma basis.

The cause of the incident is under investigation by the United States Coast Guard, and by us and our insurers. Subsequent to the incident, the submerged debris was determined to be a service platform which collapsed during Hurricane Rita in September 2005.  We, along with our insurers, are considering the appropriate legal action, including insurance and other recovery claims.

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

•      Net voyage revenue. Net voyage revenue is equal to voyage revenue less voyage expenses. As explained above, the amount of voyage expenses we incur for a particular contract depends upon the form of the contract. Therefore, in comparing revenues between reporting periods, we use net voyage revenue to improve the comparability of reported revenues that are generated by the different forms of contracts.  Because net voyage revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, in the period-to-period comparisons under “Voyage Revenue and Voyage Expenses” below.

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

•      Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period, the size of the vessels and the nature of the work performed determine the level of drydocking expenditures. We capitalize expenditures incurred for drydocking and amortize these expenditures over 36 months.  We also amortize, over periods ranging from four to ten years, intangible assets in connection with vessel acquisitions.

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

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Voyage revenue	$45,659	$27,341	$82,432	$55,989
Bareboat charter and other revenue	1,649	477	2,076	882
Total revenues	47,308	27,818	84,508	56,871
Voyage expenses	10,165	5,899	17,942	11,113
Vessel operating expenses	19,998	11,919	33,805	23,464
% of net voyage revenue (a)	56.3%	55.6%	52.4%	52.3%
General and administrative expenses	4,310	2,117	8,289	4,546
% of net voyage revenue	12.1%	9.9%	12.9%	10.1%
Depreciation and amortization	6,590	4,951	12,077	10,320
Net (gain) on disposal of vessel	(415)	—	(415)	—
Operating income	6,660	2,932	12,810	7,428
% of net voyage revenue (a)	18.8%	13.7%	19.9%	16.6%
Interest expense, net	2,426	1,500	4,130	2,661
Net loss on reduction of debt	6,898	—	6,898	—
Other expense (income), net	(20)	(24)	(21)	(26)
Income (loss) before provision for income taxes	(2,644)	1,456	1,803	4,793
Provision for income taxes	2	87	201	287
Net income (loss)	$(2,646)	$1,369	$1,602	$4,506

Net voyage revenue by trade
Coastwise
Total tank vessel days	2,436	1,726	4,184	3,422
Days worked	2,264	1,470	3,860	3,033
Scheduled drydocking days	38	103	124	103
Net utilization	93%	85%	92%	89%
Average daily rate	$11,454	$10,612	$12,245	$11,123
Total coastwise net voyage revenue	$25,932	$15,599	$47,266	$33,735
Local
Total tank vessel days	2,210	1,318	4,050	2,606
Days worked	1,759	1,064	3,164	2,013
Scheduled drydocking days	111	97	184	154
Net utilization	80%	81%	78%	77%
Average daily rate	$5,436	$5,491	$5,444	$5,535
Total local net voyage revenue	$9,562	$5,843	$17,224	$11,141
Tank vessel fleet
Total tank vessel days	4,646	3,044	8,234	6,028
Days worked	4,023	2,534	7,024	5,046
Scheduled drydocking days	149	200	308	257
Net utilization	87%	83%	85%	84%
Average daily rate	$8,823	$8,462	$9,181	$8,893
Total fleet net voyage revenue	$35,494	$21,442	$64,490	$44,876

(a) Net voyage revenue is a non GAAP measure which is defined above under “Definitions” and reconciled to Voyage revenue, the nearest GAAP measure,  under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Voyage Revenue and Voyage Expenses

Voyage revenue was $45.7 million for the three months ended December 31, 2005, an increase of $18.4 million, or 67%, as compared to voyage revenue of $27.3 million for the three months ended December 31, 2004.  Voyage expenses were $10.2 million for the three months ended December 31, 2005, an increase of $4.3 million, or 73%, as compared to voyage expenses of $5.9 million incurred for the three months ended December 31, 2004.  Net voyage revenue, which is equal to voyage revenue less voyage expenses, was $35.5 and $21.4 million for the three months ended December 31, 2005 and 2004, respectively.

Net Voyage Revenue

Net voyage revenue was $35.5 million for the three months ended December 31, 2005, which exceeded net voyage revenue of $21.4 million for the three months ended December 31, 2004 by $14.1 million, or 66%.  In our coastwise trade, net voyage revenue was $25.9 million, an increase of $10.3 million, or 66%, as compared to $15.6 million in the three months ended December 31, 2004.  Net utilization in our coastwise trade was 93% for the three-month period ended December 31, 2005 compared to 85% for the three-month period ended December 31, 2004.  The acquisition of Sea Coast resulted in increased coastwise net voyage revenue of $6.2 million.  Other increases totaling $3.0 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels:  (1) the DBL 78, which was placed in service in June 2005, (2) the KTC 50, which was purchased in December 2004 and (3) the Spring Creek, which was in the shipyard for most of the fiscal 2005 second quarter in preparation for a new time charter which commenced in January 2005.   These increases were partially offset by a $2.2 million decrease in coastwise net voyage revenue resulting from the phase-out in December 2004 of the KTC 90 and KTC 96, and the loss of the DBL 152 as discussed above under “Significant Events — Barge Incident”.  Coastwise net voyage revenue also benefited from an 8% increase in average daily rates to $11,454 for the three months ended December 31, 2005 from $10,612 for the three months ended December 31, 2004, which accounted for approximately $1.2 million of increased net voyage revenue.  Average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.  Coastwise average daily rates were lower than the three months ended September 30, 2005, due to a) the relatively smaller coastwise vessels purchased in the Sea Coast acquisition, and b) the loss of the DBL 152, as described above.

Net voyage revenue in our local trade for the three months ended December 31, 2005 increased by $3.8 million, or 66%, to $9.6 million from $5.8 million for the three months ended December 31, 2004.  The acquisition of Sea Coast resulted in increased local net voyage revenue of $1.9 million.    Additionally, net voyage revenue increased by $1.5 million due to the increased number of work days generated by vessels acquired in our Norfolk acquisition in December 2004.  Net utilization in our local trade, which was 80% for the three months ended December 31, 2005 compared to 81% for the three months ended December 31, 2004, was negatively impacted by lower utilization from the smaller vessels acquired in the December 2004 acquisition.  Average daily rates in our local trade decreased 1% to $5,436 for the three months ended December 31, 2005 from $5,491 for the three months ended December 31, 2004.  Average daily rates in our local trade were adversely impacted by lower rates on the relatively smaller vessels acquired in December 2004, offset by higher average daily rates from the vessels acquired in the Sea Coast acquisition.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue increased by $1.2 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increase comprises a $0.5 million increase in towing revenue, $0.2 million of chartering out a chartered-in barge, and $0.2 million of revenue from our waste water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $20.0 million for the three months ended December 31, 2005 compared to $11.9 million for the three months ended December 31, 2004.  Vessel operating expenses as a percentage of net voyage revenue increased to 56.3% for the three months ended December 31, 2005 from 55.6% for the three months ended December 31, 2004.  Vessel labor and related costs increased by $4.6 million as a result of contractual labor rate increases and a higher average number of employees due to the startup of operations of the additional vessels acquired in December 2004 and the additional vessels acquired in the Sea Coast acquisition in October 2005.  Insurance costs, outside towing and vessel repairs and supplies also increased by $2.9 million as a result of the operation of the larger number of vessels.  Additionally, expenses increased by $0.4 million to charter-in a barge to satisfy customer requirements following the loss of the DBL 152 in November 2005.

Depreciation and Amortization

Depreciation and amortization was $6.6 million for the three months ended December 31, 2005, an increase of $1.6 million, or 32%, compared to $5.0 million for the three months ended December 31, 2004.  The increase resulted from additional depreciation on the vessels acquired in December 2004 and the vessels acquired in the Sea Coast acquisition in October 2005.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended December 31, 2005, an increase of $2.2 million, or 105%, as compared to general and administrative expenses of $2.1 million for the three months ended December 31, 2004.  As a percentage of net voyage revenue, general and administrative expenses increased to 12.1% for the three months ended December 31, 2005 from 9.9% for the three months ended December 31, 2004.  The three months ended December 31, 2005 included $1.1 million of increased personnel costs in support of our growth, and $0.3 million in additional costs related to our new facilities in Norfolk and Seattle. The three months ended December 31, 2005 also included $0.3 million in costs related to a postponed bond offering.

Interest Expense, Net

Net interest expense was $2.4 million for the three months ended December 31, 2005, or $0.9 million higher than the three months ended December 31, 2004.   The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings incurred in connection with the vessel acquisitions in fiscal 2005, and the Sea Coast acquisition in October 2005, and higher average interest rates.

Loss on Reduction of Debt

In connection with the redemption of the Title XI bonds, as described under “Significant Events — Redemption of Title XI Bonds” above, we made a make-whole payment of $4.0 million.  After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.

Provision (Benefit) For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended December 31, 2005, this rate was 0.1% as compared to a rate of 6.0% for the three months ended December 31, 2004.  Our effective tax rate comprises the New York City Unincorporated Business Tax and certain foreign income taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the three months ended December 31, 2005 was lower than the comparable prior year period due to the effect of the benefit recognized on the loss in the quarter, offset by an increase in the annual effective tax rate.

Net Income (Loss)

The net loss of $2.6 million for the three months ended December 31, 2005 represented a decrease of $4.0 million compared to net income of $1.4 million for the three months December 31, 2004.   This decrease resulted primarily from a $6.9 million loss on reduction of debt and a $0.9 million increase in interest expense, net, partially offset by a $3.8 million increase in operating income.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Voyage Revenue and Voyage Expenses

Voyage revenue was $82.4 million for the six months ended December 31, 2005, an increase of $26.4 million, or 47%, as compared to voyage revenue of $56.0 million for the six months ended December 31, 2004.  Voyage expenses were $17.9 million for the six months ended December 31, 2005, an increase of $6.8 million, or 61%, as compared to voyage expenses of $11.1 million incurred for the six months ended December 31, 2004.  Net voyage revenue, which is equal to voyage revenue less voyage expenses, was $64.5 and $44.9 million for the six months ended December 31, 2005 and 2004, respectively.

Net Voyage Revenue

Net voyage revenue was $64.5 million for the six months ended December 31, 2005, an increase of $19.6 million, or 44%, compared to $44.9 million for the six months ended December 31, 2004.  In our coastwise trade, net voyage revenue was $47.3 million, an increase of $13.6 million, or 40%, compared to $33.7 million in the six months ended December 31, 2004.  Net utilization in our coastwise trade was 92% for the six months ended December 31, 2005 compared to 89% for the six months ended December 31, 2004.  The acquisition of Sea Coast resulted in increased coastwise net voyage revenue of $6.2 million.  Other increases totaling $4.9 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels:  (1) the DBL 78, which was placed in service in June 2005, (2) the KTC 50, which was purchased in December 2004 and (3) the Spring Creek, which was in shipyard for most of the fiscal 2005 second quarter in preparation for a new time charter which commenced in January 2005.   These increases were partially offset by a $4.0 million decrease in coastwise net voyage revenue resulting from the phase-out of the KTC 90 and KTC 96 in December 2004, and the loss of the DBL 152 as discussed above under “Significant Events—Barge Incident”.  Coastwise net voyage revenue also benefited from a 10% increase in average daily rates to $12,245 for the six months ended December 31, 2005 from $11,123 for the six months ended December 31, 2004, which accounted for approximately $3.4 million of increased net voyage revenue.  Coastwise average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.

Net voyage revenue in our local trade for the six months ended December 31, 2005 increased by $6.1 million, or 55%, to $17.2 million from $11.1 million for the six months ended December 31, 2004.  The acquisition of Sea Coast resulted in increased local net voyage revenue of $1.9 million.  Additionally, net voyage revenue increased by $2.9 million due to the increased number of work days for vessels acquired in our Norfolk acquisition in December 2004.  Net utilization in our local trade increased to 78% for the six months ended December 31, 2005, compared to 77% for the six months ended December 31, 2004, and was positively impacted by a tanker that returned to service after a long shipyard period for repairs. Average daily rates in our local trade decreased 2% to $5,444 for the six months ended December 31, 2005 from $5,535 for the six months ended December 31, 2004.  Average daily rates in our local trade were adversely impacted by lower rates on the relatively smaller vessels acquired in December 2004, offset by higher average daily rates from the vessels acquired in the Sea Coast acquisition.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue increased by $1.2 million for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.  The increase comprises a $0.5 million increase in towing revenue, $0.2 million for chartering out of a chartered-in barge, and $0.2 million of revenue from our waste water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $33.8 million for the six months ended December 31, 2005 compared to $23.5 million for the six months ended December 31, 2004.  Vessel operating expenses as a percentage of net voyage revenue increased to 52.4% for the six months ended December 31, 2005 from 52.3% for the six months ended December 31, 2004.  Vessel labor and related costs increased by $6.0 million as a result of contractual labor rate increases and a higher average number of employees due to the startup of operations of the additional vessels acquired in December 2004 and the additional vessels acquired in the Sea Coast acquisition in October 2005.  Insurance costs, outside towing and vessel repairs and supplies also increased by $3.7 million as a result of the operation of the larger number of vessels.  Additionally, expenses increased by $0.4 million to charter-in a barge to satisfy customer requirements following the loss of the DBL 152 in November 2005.

Depreciation and Amortization

Depreciation and amortization was $12.1 million for the six months ended December 31, 2005, an increase of $1.8 million, or 17%, compared to $10.3 million for the three months ended December 31, 2004.  The increase resulted from additional depreciation on the vessels acquired in December 2004 and the vessels acquired in the Sea Coast acquisition in October 2005.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the six months ended December 31, 2005, an increase of $3.8 million, or 84%, as compared to general and administrative expenses of $4.5 million for the six months ended December 31, 2004.  As a percentage of net voyage revenue, general and administrative expenses increased to 12.9% for the six months ended December 31, 2005 from 10.1% for the six months ended December 31, 2004.  The six months ended December 31, 2005 included $1.6 million of increased personnel costs in support of our growth, and $0.4 million in additional costs related to our new facilities in Norfolk and Seattle. The six months ended December 31, 2005 also included $0.4 million of additional professional fees and other costs incurred in connection with being a public company, and $0.3 million in costs related to a postponed bond offering.

Interest Expense, Net

Net interest expense was $4.1 million for the six months ended December 31, 2005, or $1.5 million higher than the six months ended December 31, 2004.   The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with the vessel acquisitions in fiscal 2005, and the Sea Coast acquisition in October 2005, and higher average interest rates.

Loss on Reduction of Debt

In connection with the redemption of the Title XI bonds, as described under “Significant Events — Redemption of Title XI Bonds” above, we made a make-whole payment of $4.0 million.  After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.

Provision For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the six months ended December 31, 2005, this rate was 11.1% as compared to a rate of 6.0% for the six months ended December 31, 2004.  Our effective tax rate comprises the New York City Unincorporated Business Tax and certain foreign income taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the six months ended December 31, 2005 was higher than the comparable prior year period because of the increased amount of non U.S. taxes incurred relative to our operations in Puerto Rico, Venezuela and Canada.

Net Income

Net income was $1.6 million for the six months ended December 31, 2005, a decrease of $2.9 million compared to net income of $4.5 million for the six months December 31, 2004.   This decrease resulted primarily from a $6.9 million loss on reduction of debt and a $1.4 million increase in interest expense, net, partially offset by a $5.4 million increase in operating income.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $14.4 million for the six months ended December 31, 2005, a decrease of $0.4 million compared to $14.8 million for the six months ended December 31, 2004.  The decrease resulted from an increase of $1.7 million in drydocking payments and a $3.7 million decrease from fluctuations in working capital balances, which were partially offset by $5.1 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization.  The decrease in the six months ended December 31, 2005 from fluctuations in working capital balances is a result of increased accounts receivable due to our increased revenue and increases in prepaid expenses such as fuel supplies.

Investing Cash Flows.  Net cash used in investing activities totaled $94.4 million for the six months ended December 31, 2005, compared to $32.0 million for the six months ended December 31, 2004.  The six months ended December 31, 2005 included the $76.5 million cash portion of the purchase price for Sea Coast.  The six months ended December 31, 2005 also included $13.2 million to acquire the 85,000 barrel integrated tug-barge unit described under “Significant Events — Acquisition of Integrated Tug-Barge Unit” above. The six months ended December 31, 2004 included $20.8 million, including certain acquisition related costs, to acquire vessels and a water treatment facility in December 2004.  Tank vessel construction in the six months ended December 31, 2005 aggregated $9.0 million and included progress payments on construction of a new 100,000-barrel tank barge and four new 28,000-barrel tank barges.  Tank vessel construction of $7.7 million in the comparative prior year period included final construction payments for the double hulling of the DBL 155, a progress payment relating to the construction of the new 100,000-barrel tank barge and other payments relating primarily to coupling of certain tugboats.  Other capital expenditures, relating primarily to expenditures for upgrading the vessels acquired in December 2004, totaled $3.0 million in the six months ended December 31, 2005 compared to $3.5 million in the six months ended December 31, 2004, which related primarily to the re-powering of certain tugboats.  The fiscal 2006 period also included proceeds of $2.9 million for the return of the Title XI reserve funds relating to the redemption of the Title XI bonds and insurance proceeds of $4.4 million relating to the DBL 152 as described under  “Significant Events—Barge Incident” above.

Financing Cash Flows.  Net cash provided by financing activities was $80.9 million for the six months ended December 31, 2005, compared to $16.9 million for the six months ended December 31, 2004.  The primary financing activities in the first half of fiscal 2006 were $82.8 million of credit line borrowings, including $78.0 million (including transaction expenses) to finance the acquisition of Sea Coast, payment of $36.8 million to redeem the principal balance of the Title XI bonds, $34.0 million in gross proceeds from the equity offering in October 2005, $20.0 million of proceeds from the issuance of long-term debt to finance the purchase of the 85,000 barrel integrated tug-barge unit described above and the construction of new tank barges, and $10.9 million in distributions to partners as described under “—Payment of Distributions” below.  In the six months ended December 31, 2004, we increased our credit line borrowings by $21.9 million primarily to finance the acquisition of the vessels and the water treatment facility in December 2004, borrowed $9.1 million under a new $20 million facility to partially finance the double hulling of the DBL 155, and paid $9.1 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.56 per unit in respect of the quarter ended June 30, 2005, which was paid on August 15, 2005 to unitholders of record on August 10, 2005, and $0.57 per unit in respect of the quarter ended September 30, 2005, which was paid on November 14, 2005 to unitholders of record on November 8, 2005.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90.  OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  As of December 31, 2005, approximately 67% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90.  Of the remaining 33%, all but 2% will be in compliance with OPA 90 until January 2015, with the remaining 2% (one vessel) scheduled for phase-out in January 2008.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended December 31,
	2005	2004
Maintenance capital expenditures	$4,432	$2,801
Expansion capital expenditures (including vessel acquisitions)	16,053	24,143
Total capital expenditures	$20,485	$26,944
Construction of tank vessels	$9,031	$7,706

On December 30, 2005, we took delivery of a new 100,000-barrel tank barge, the DBL 103.  The total cost, after addition of certain special equipment and integration with an existing tugboat, plus capitalized interest, is expected to be in the range of $14.0 million to $15.0 million.  In addition, we have also entered into agreements with a shipyard for construction of additional new tank barges as follows:

•      In February 2005, we signed an agreement to construct two new 28,000-barrel tank barges that are expected to be delivered during the third quarter of fiscal 2006.  In August 2005, we signed an agreement to construct two more 28,000-barrel tank barges that are expected to be delivered in the first half of fiscal 2007.  These four vessels are expected to cost, after the addition of certain special equipment and integration with existing tugboats, in the range of $18.0 million to $20.0 million.

•      In November 2005, we signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007 at an expected cost, after addition of certain special equipment and integration with an existing tugboat, in the range of $14.0 million to $15.0 million.

Additionally, we intend to retire or retrofit 32 single-hull tank vessels by December 2014 (including one vessel by December 2007), which at December 31, 2005 represented approximately 33% of our barrel-carrying capacity.  We estimate that the current cost to replace this capacity with newbuildings and by retrofitting certain of our existing vessels would range from $100.0 million to $110.0 million.  This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise.  We are currently evaluating the most cost-effective means to replace this capacity.

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

 Credit Agreement.  On March 24, 2005, we entered into a five-year $80.0 million revolving credit agreement with a syndicate of banks.  As described above under “Significant Events”, we amended this credit agreement on October 18, 2005 and November 29, 2005 to, among other things, increase the maximum borrowings to $155.0 million.  The amended credit agreement will expire in October 2010, provides for borrowings of up to $155.0 million, and contains a $20 million sublimit for letters of credit.  In addition, we may request an increase in the total availability under the amended credit agreement by up to $15 million, to a maximum of $170 million, so long as no default or event of default has occurred and is continuing.

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

Interest on a base rate loan is payable monthly over the five-year term of the agreement.  Interest on a LIBOR based loan is due, at our election, one, two, three or six months after such loan is made. Outstanding principal amounts are due upon termination.

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

The amended credit agreement contains covenants that include, among others:

•      the maintenance of the following financial ratios (all as defined in the amended credit agreement):

•      EBITDA to fixed charges of at least 2.25 to 1.00,

•      total funded debt to tangible capitalization of no greater than 0.60 to 1.00, and

•      total funded debt to EBITDA of no greater than (1) 3.75 to 1.00 for the period March 24, 2005 to October 18, 2005, (2) 4.00 to 1.00 for the period October 18, 2005 to and including December 31, 2006 and (3) 3.75 to 1.00 for the period January 1, 2007 and thereafter;

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

The amended credit agreement contains customary events of default.  If a default occurs and is continuing, we must repay all amounts outstanding under the agreement.  As of December 31, 2005, outstanding borrowings under the amended credit agreement totaled $129.9 million, none of which was related to borrowings for working capital purposes.

Other Term Loans.  In March 2005, we entered into a new, three-year term loan in the amount of $11.7 million to refinance an existing loan.  Our obligations under this agreement are secured by a first priority security interest in three vessels.  The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%.  The loan agreement contains events of default and covenants that are customary for facilities of this type.  Borrowings outstanding on this loan totaled $11.1 million at December 31, 2005.

Also in March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of the DBL 103, which was delivered to us on December 30, 2005 as described above under  “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.05%; interest only was payable monthly through the end of December 2005.  Beginning January 2006, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan totaled $10.8 million at December 31, 2005.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge acquired in June 2005 and to partially finance construction of the first two new 28,000-barrel tank barges described above in “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the earlier of April 30, 2006 or the delivery of the second 28,000-barrel barge, and 30-day LIBOR plus 1.75% thereafter.  Interest only is payable monthly through the interim financing period.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  We have the option, after the first anniversary date of the note, to convert to a fixed interest rate.  The loan is collateralized by the related tank barges.  Borrowings outstanding on this loan totaled $14.2 million at December 31, 2005.

On December 19, 2005 one of our subsidiaries entered into a new, seven-year term loan in the amount of 15.1 million Canadian dollars, to refinance $13.0 million in borrowings made under our amended credit agreement to purchase the 85,000 barrel integrated tug-barge unit purchased on October 20, 2005.  Our obligations under this agreement are secured by a first priority security interest in the integrated unit, plus one other vessel.  The loan is payable in monthly principal installments of $117,000 for the first 60 months and $185,400 for the next 24 months, with the remaining principal amount payable at maturity.  The loan agreement contains events of default and covenants that are customary for facilities of this type.  Borrowings outstanding on this loan totaled $13.0 million at December 31, 2005.

Title XI Borrowings.  On June 7, 2002, we privately placed $40.4 million of bonds (“Title XI bonds”), which were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936.  The Title XI bonds were issued to finance the construction of four tank vessels, all of which have been delivered.

On November 29, 2005, we redeemed all of the outstanding Title XI bonds.  On the redemption date, we redeemed the outstanding $36.8 million principal balance of bonds, paid $0.8 million of accrued interest, and made a make-whole payment of $4.0 million as required under the Trust Indenture.  After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.  Retirement of the Title XI bonds improved our borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

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

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  The boundaries of these waters have never been defined.  An industry group in which we and EW Transportation Corp. participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for the purposes of a different tax, for many years.  The appropriate methodology continues to be discussed.  We have begun filing monthly tax returns, and have accrued an estimated liability, using the industry’s proposed calculation methodology.  Such estimated liability was not material at December 31, 2005 and June 30, 2005.   In accordance with the agreements entered into in connection with our initial public offering on January 14, 2004, any liability resulting from the PBT prior to that date is a retained liability of our predecessor companies.

As described under “Significant Events — Barge Incident”, one of our tank barges struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  The exact amount of oil that escaped into the ocean has not been determined.  We maintain significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believe that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”   We adopted FAS 123(R) as of July 1, 2005 and accounts for its restricted unit awards under the new standard; however, no unit options have been granted to date.  The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

•      our expectations regarding the DBL 152 barge incident, including the impact on our results of operations, the availability of insurance, and the potential environmental impact and additional costs;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We presently have two outstanding term loans which bear interest at fixed interest rates ranging from 6.25% to 6.59%.  Borrowings under our amended credit agreement and two other outstanding term loans bear interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate.  Based on the aggregate $154.9 million of floating rate debt outstanding as of December 31, 2005, the impact of a 1% increase in LIBOR would result in an increase in interest expense, and a corresponding decrease in income before income taxes, of approximately $1.5 million on an annual basis.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 29, 2005, we amended our revolving credit agreement dated March 24, 2005 among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders.  The amended credit agreement provides for borrowings of up to $155.0 million, contains a $20.0 million sublimit for letters of credit, and provides that we may request an increase in the total availability by up to $15.0 million, to a maximum of $170.0 million, so long as no default or event of default has occurred and is continuing.

KeyBank National Association and its affiliates or predecessors have in the past performed, and may in the future from time to time perform, investment banking, advisory, general financial or commercial services for us and our subsidiaries for which they have in the past received, and may in the future receive, customary fees and reimbursement of expenses.

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

10.2	—

Amendment No. 2 dated November 29, 2005 to Loan and Security Agreement dated March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders.

10.3	—	Loan Agreement dated December 19, 2005 between K-Sea Canada Corp. (as Borrower) and Citizens Leasing Corp. d/b/a Citizens Asset Finance (as Lender).

31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

Exhibit Number		Description
32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*              Incorporated by reference, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: February 7, 2006	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: February 7, 2006	By:	/s/ John J. Nicola
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

10.2	—

Amendment No. 2 dated November 29, 2005 to Loan and Security Agreement dated March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders.

10.3	—	Loan Agreement dated December 19, 2005 between K-Sea Canada Corp. (as Borrower) and Citizens Leasing Corp. d/b/a Citizens Asset Finance (as Lender).

31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.

Exhibit Number		Description
32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*              Incorporated by reference, as indicated.