Form 10-Q
period 2006-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2006-05-10
CIK 1178575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

At May 10, 2006, the number of the issuer’s outstanding common units was 5,754,900.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005
Unaudited Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2006 and 2005
Unaudited Consolidated Statement of Partners’ Capital for the nine-month period ended March 31, 2006
Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2006 and 2005
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits
SIGNATURES

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2006	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$586	$88
Title XI reserve fund	—	1,190
Accounts receivable, net	19,305	14,299
Deferred taxes	43	43
Prepaid expenses and other current assets	6,294	4,328
Total current assets	26,228	19,948

Vessels and equipment, net	307,781	235,490
Construction in progress	7,800	8,266
Title XI reserve fund	—	1,570
Deferred financing costs, net	1,100	3,489
Goodwill	16,330	—
Other assets	13,208	4,499
Total assets	$372,447	$273,262

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$3,713	$2,897
Accounts payable	11,509	9,077
Accrued expenses and other current liabilities	7,233	5,646
Total current liabilities	22,455	17,620

Title XI bonds	—	35,791
Term loans and capital lease obligation	48,991	28,205
Credit line borrowings	132,497	47,112
Deferred taxes	2,555	2,594
Total liabilities	206,498	131,322
Commitments and contingencies

Partners’ capital	165,949	141,940
Total liabilities and partners’ capital	$372,447	$273,262

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005

Voyage revenue	$45,082	$29,706	$127,514	$85,695
Bareboat charter and other revenue	1,007	1,131	3,083	2,013

Total revenues	46,089	30,837	130,597	87,708

Voyage expenses	9,224	6,261	27,166	17,374
Vessel operating expenses	21,356	12,935	55,161	36,399
General and administrative expenses	4,298	2,866	12,587	7,412
Depreciation and amortization	7,074	5,190	19,151	15,510
Net loss (gain) on disposal of vessels	44	(9)	(371)	(9)
Total operating expenses	41,996	27,243	113,694	76,686

Operating income	4,093	3,594	16,903	11,022

Interest expense, net	2,794	1,613	6,924	4,274
Net loss on reduction of debt	—	1,359	6,898	1,359
Other expense (income), net	(11)	—	(32)	(26)

Income before income taxes	1,310	622	3,113	5,415

Provision for income taxes	94	38	295	325

Net income	$1,216	$584	$2,818	$5,090

General partner’s interest in net income	$24	$12	$56	$102

Limited partners’ interest:
Net income	$1,192	$572	$2,762	$4,988
Net income per unit—basic	$0.12	$0.07	$0.29	$0.60
—diluted	$0.12	$0.07	$0.29	$0.60
Weighted average units outstanding—basic	9,919	8,331	9,501	8,330
—diluted	9,977	8,391	9,558	8,374

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)

	Limited Partners				General Partner	TOTAL
	Common		Subordinated
	Units	$	Units	$
Balance at June 30, 2005	4,667	$96,842	4,165	$43,688	$1,410	$141,940

Net income		1,551		1,211	56	2,818

Issuance of common units under Long Term Incentive Plan	13	390				390

Issuance of common units, net of costs of $1,552	950	32,458				32,458

Issuance of common units for Sea Coast acquisition	125	4,376				4,376

Capital contribution					783	783

Foreign currency translation adjustment		42		33	2	77

Distributions to Partners		(9,287)		(7,164)	(442)	(16,893)

Balance at March 31, 2006	5,755	$126,372	4,165	$37,768	$1,809	$165,949

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,818	$5,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,390	15,960
Payment of drydocking expenditures	(6,633)	(4,290)
Provision for doubtful accounts	331	162
Deferred income taxes	101	307
Net gain on disposal of vessel	(371)	(9)
Unit-based compensation costs	335	213
Net loss on reduction of debt	6,898	1,359
Interest paid on debt service from Title XI reserve funds	894	2,126
Other	164	142
Changes in operating working capital:
Accounts receivable	(1,383)	(3,735)
Prepaid expenses and other current assets	(426)	(1,944)
Accounts payable	(1,291)	6,909
Accrued expenses and other current liabilities	(2,685)	171
Other assets	302	(10)
Net cash provided by operating activities	18,444	22,451

Cash flows from investing activities:
Vessel acquisitions	(13,148)	(20,790)
Acquisition of Sea Coast, net of cash acquired	(76,512)	—
Construction of tank vessels	(14,993)	(12,112)
Capital expenditures	(7,318)	(6,013)
Proceeds from Title XI reserve funds	2,876	—
Net proceeds on disposal of vessels	11,010	67
Net cash used in investing activities	(98,085)	(38,848)

Cash flows from financing activities:
Net increase in credit line borrowings	85,385	56,087
Gross proceeds from equity offering	34,010	—
Payments to Title XI reserve fund	(1,631)	(3,001)
Proceeds from issuance of long-term debt	22,319	24,817
Redemption of Title XI bonds	(36,788)	—
Payments on term loans	(1,017)	(44,491)
Financing costs paid — equity offering	(1,552)	—
Financing costs paid — debt issuance	(555)	(798)
Prepayment costs on long-term debt	(4,196)	(293)
Book overdrafts	274	(2,593)
Capital contributions from general partner	783	—
Distributions to partners	(16,893)	(13,643)
Net cash provided by financing activities	80,139	16,085

Cash and cash equivalents:
Net increase (decrease)	498	(312)
Balance at beginning of the period	88	379
Balance at end of the period	$586	$67

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,111	$4,289
Income taxes	$102	$8

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of Sea Coast Transportation LLC:
Fair value of net assets acquired	$82,382
Less: Value of common units issued to seller	(4,376)
Cash paid for the transaction	$78,006
Less: Cash acquired	(1,494)
Net cash paid for the transaction	$76,512

Construction of tank vessel under capital lease obligation		$10,000

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

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units (representing a 2% general partner interest) and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit.  On May 1, 2006, the Partnership’s general partner amended and restated the partnership agreement of the Partnership to, among other things, provide that additional contributions by the general partner to the Partnership upon the issuance of additional limited partner interests are not mandatory. Previously the general partner was required to make a capital contribution to the Partnership upon the issuance of new limited partner interests to maintain its 2% interest.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of March 31, 2006, and for the three and nine-month periods ended March 31, 2006 and 2005, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “Form 10-K”). The June 30, 2005 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

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

For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the Partnership’s 31 single-hull vessels, representing approximately 33% of total barrel-carrying capacity as of March 31, 2006, be retired or retrofitted to double-hull by December 31, 2014.

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

Construction costs of new vessels are capitalized and included in construction in progress until completed. Interest incurred during the construction period is capitalized.

When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

Fuel Supplies. Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,437 and $2,473 as of March 31, 2006 and June 30, 2005, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs. Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs, which are amortized using the effective interest method, are stated net of accumulated amortization which, at March 31, 2006 and June 30, 2005, amounted to $197 and $815, respectively.

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

Intangible Assets. Included in other assets are intangible assets acquired as part of business combinations which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are stated net of accumulated amortization, which at March 31, 2006 and June 30, 2005 amounted to $2,216 and $1,154, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $781 and $667 at March 31, 2006 and June 30, 2005, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Currency Translation. Assets and liabilities related to the Partnership’s Canadian subsidiary are translated at the exchange rate prevailing on the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. Translation gains and losses represent other comprehensive income and are reflected in partners’ capital.

Income Taxes. The provisions for income taxes for the three and nine-month periods ended March 31, 2006 and 2005 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership for the applicable periods. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and certain foreign income taxes on its operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries.

Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Partnership’s assets and liabilities, as applicable, at enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is evaluated and a valuation allowance established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Unit-Based Compensation. The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which range from four to five years. No unit options have been granted. Compensation expense was $157 and $431 for the three and nine months ended March 31, 2006, respectively, and $130 and $284 for the three and nine months ended March 31, 2005, respectively.  As of March 31, 2006, there was $1,588 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.

A summary of the status of the Partnership’s restricted unit awards as of March 31, 2006, and of changes in restricted units outstanding under the Partnership’s long-term incentive plan during the nine months ended March 31, 2006, is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Restricted unit awards outstanding at June 30, 2005	58,750	$30.96
Units granted	10,750	$34.42
Units vested and issued	(12,650)	$30.80
Units forfeited	—	—
Restricted unit awards outstanding at March 31, 2006	56,850	$31.65

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

The weighted average units outstanding for basic net income per unit were 9,919 and 8,331 for the three months ended March 31, 2006 and 2005, respectively, and 9,501 and 8,330 for the nine months ended March 31, 2006 and 2005, respectively. For diluted net income per unit, the weighted average units outstanding were increased by 58 and 60 for the three months ended March 31, 2006 and 2005, respectively, and 57 and 44 for the nine months ended March 31, 2006 and 2005, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

Distributions per Unit.  Distributions were $0.59 per unit and $1.72 per unit for the three and nine months ended March 31, 2006, respectively, and $0.54 per unit and $1.605 per unit for the three and nine months ended March 31, 2005, respectively.

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

The aggregate purchase price for Sea Coast and the four tugboats comprised $77,000 in cash and 125,000 common units representing limited partner interests in the Partnership. The Partnership financed the cash portion of the purchase price through additional borrowings under its amended credit agreement, as described in note 5 below.   A registration statement on Form S-3 with respect to the resale of the common units issued to MRG was declared effective by the Securities and Exchange Commission in February 2006.

Under the purchase method of accounting, the Partnership has included Sea Coast’s results of operations from October 18, 2005, the date of acquisition, through March 31, 2006. The aggregate recorded purchase price was $82,382, comprising $77,000 of cash, $4,376 in common units (based on the market value of the 125,000 common units at the acquisition date), and $1,006 of direct expenses. The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles were based on consideration of independent appraisals. The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment. The total purchase price has been allocated as follows:

Working capital	$800
Vessels and equipment	55,931
Intangible assets	10,150
Goodwill	16,330
Other assets	710
83,921
Capital lease	1,539
Total purchase price	$82,382

As of March 31, 2006, the identifiable intangible assets purchased in the Sea Coast acquisition included those in the table below. The annual amortization expense for the customer relationships and the covenant not to compete are $970 and $112, respectively.

	Gross Value	Useful Life
Customer relationships	$9,700	10 years
Covenant not to compete	450	4 years
Total	$10,150

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and Sea Coast, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each period. The unaudited pro forma financial information for the three and nine months ended March 31, 2006 combines the historical results of the Partnership with the historical results of Sea Coast for the period preceding the October 18, 2005 acquisition. The unaudited pro forma financial information for the three and nine months ended March 31, 2005 combines the historical results of the Partnership and Sea Coast for those periods.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues	$46,089	$41,606	$149,167	$122,154
Net income	1,216	738	4,912	7,349
Basic net income per limited partner unit	$0.12	$0.09	$0.50	$0.85
Fully diluted net income per limited partner unit	$0.12	$0.08	$0.50	$0.85

4.            Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	March 31, 2006	June 30, 2005
Vessels	$388,162	$305,752
Pier and office equipment	4,850	3,945
	393,012	309,697
Less accumulated depreciation and amortization	(85,231)	(74,207)
Vessels and equipment, net	$307,781	$235,490
Construction in progress	$7,800	$8,266

Depreciation and amortization of vessels and equipment was $6,598 and $18,085 for the three and nine months ended March 31, 2006, respectively, and $4,986 and $14,899 for the three and nine months ended March 31, 2005, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended March 31, 2006 of $1,969 and $5,517, respectively, and $1,417 and $5,041, respectively, for the three and nine months ended March 31, 2005.

As described in note 3, on October 18, 2005 the Partnership acquired Sea Coast, including $55,931 of vessels, pier and office equipment.

On October 20, 2005, the Partnership acquired an 85,000-barrel integrated tug-barge unit for $13,148, including transaction costs.

On December 30, 2005, the Partnership took delivery of a new 100,000-barrel tank barge, the DBL 103. The total cost, after addition of certain special equipment and integration with an existing tugboat, plus capitalized interest, was approximately $13,500. In addition, the Partnership has also entered into agreements with a shipyard for the construction of additional new tank barges as follows:

•                  In February 2005, the Partnership signed an agreement to construct two new 28,000-barrel tank barges. One of these was delivered on March 15, 2006, and the other is expected to be delivered during May 2006. In August 2005, the Partnership signed an agreement to construct two more 28,000-barrel tank barges that are expected to be delivered in the first half of fiscal 2007. These four vessels are expected to cost, after the addition of certain special equipment and integration with existing tugboats, in the range of $18,000 to $20,000.

•                  In November 2005, the Partnership signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007 at an expected cost, after addition of certain special equipment and integration with an existing tugboat, ranging from $14,000 to $15,000.

Construction in progress at March 31, 2006 comprises expenditures on these new tank barges.

Barge Incident

On November 11, 2005, one of the Partnership’s tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. The barge was declared a constructive total loss, and the Partnership has received the total $11,000 insured value from its hull and machinery insurers. The excess of this insurance recovery over the net book value of the barge, totaling $415, is included as a net gain on disposal of vessel in the consolidated statements of operations for the nine months ended March 31, 2006. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Fiscal 2006 Events - Barge Incident” for further information.

5.             Financing

Significant Transactions

On October 14, 2005, the Partnership closed a public offering of 950,000 common units. Net proceeds of $33,060 from the offering, after payment of underwriting discounts and commissions but before payment of expenses associated with the offering, were used to repay borrowings under the Partnership’s revolving credit agreement.

On October 18, 2005, to partially finance the acquisition of Sea Coast from MRG (see note 3), the Partnership’s operating partnership amended its revolving credit agreement dated March 24, 2005. The amended credit agreement provided for borrowings of up to $120,000, of which $77,000 was drawn down to pay the cash portion of the purchase price. In addition, as described in note 3, the Partnership issued 125,000 common units to the sellers, valued at $4,376, in a transaction not involving a public offering.

On November 29, 2005, the Partnership redeemed all of its outstanding bonds (the “Title XI bonds”) issued under a Trust Indenture dated June 7, 2002, as amended on January 14, 2004. The Title XI bonds were issued to finance the construction of four tank vessels (all of which have been delivered) and were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936. On the redemption date, the Partnership redeemed the outstanding $36,787 principal balance of bonds, paid $828 of accrued interest, and made a make-whole payment of $3,953 as required under the Trust Indenture. To fund this redemption, the Partnership further amended its revolving credit agreement on November 29, 2005, to increase the maximum borrowings thereunder to $155,000. After writing off $2,702 in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, the Partnership recorded a loss on reduction of debt of $6,898. Retirement of the Title XI bonds improved the Partnership’s borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

On December 19, 2005, one of the Partnership’s subsidiaries entered into a Canadian dollar term loan to refinance the 85,000-barrel integrated tug-barge unit described in note 4 above. The proceeds of $13,000 were used to repay borrowings under the amended credit agreement which had been used to finance the purchase of the unit in October 2005, as described in note 3.

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	March 31, 2006	June 30, 2005

Credit line borrowings .	$132,497	$47,112
Title XI bonds, issued in four series and bearing interest at fixed rates averaging 6.21%	—	37,409
Term loans and capital lease obligation	52,704	29,484
	185,201	114,005
Less current portion	(3,713)	(2,897)
	$181,488	$111,108

Credit Agreement

On March 24, 2005 the Partnership, through its operating partnership, entered into a five-year $80,000 revolving credit agreement with a syndicate of banks. On October 18, 2005 and November 29, 2005, as described above under “Significant Transactions”, the Partnership amended the revolving credit agreement. As of March 31, 2006, the amended credit agreement provided for borrowings of up to $155,000, and contained a $20,000 sublimit for letters of credit. See “Subsequent Events” below for the April 3, 2006 amendments to this agreement.

Obligations under the amended credit agreement are secured by a first priority security interest, subject to permitted liens, on certain vessels, which collectively must have an orderly liquidation value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding under the amended credit agreement.  Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the agreement) to EBITDA (as defined in the agreement) and are determined according to whether the loan is based on the London interbank offered rate (a LIBOR-based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b) 0.50% in excess of the federal funds effective rate (a base rate loan). Interest on base rate loans is payable monthly over the five-year term of the agreement. Interest on a LIBOR-based loan is calculated based on LIBOR plus a margin ranging from 0.825% to 1.825%, and is due on the earlier of the last day of each LIBOR interest period or every three months. Outstanding principal amounts are due upon termination.

Loan proceeds under the amended credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. Amounts borrowed and repaid may be reborrowed. Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year. As of March 31, 2006, outstanding borrowings under this facility totaled $132,497, none of which was related to borrowings for working capital purposes.

Term Loans

On December 19, 2005, the Partnership entered into a seven-year term loan for $15,148 Canadian dollars, equivalent to approximately $13,000, bearing interest at a fixed rate of 6.59% annually. The loan is payable in monthly principal installments of $117 for the first 60 months and $185 for the next 24 months, with the remaining principal amount payable at maturity. The loan is collateralized by the 85,000 barrel integrated tug-barge unit described above and one other tank barge. Borrowings outstanding on this loan totaled $12,889 at March 31, 2006.

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a new 100,000-barrel tank barge which was delivered on December 30, 2005. The loan bears interest at 30-day LIBOR plus 1.05%; interest only was payable monthly through the end of December 2005. Beginning in January 2006, monthly principal payments of $66, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $10,871 at March 31, 2006.

In March 2005, the Partnership entered into a three-year term loan in the amount of $11,700, bearing interest at a fixed rate of 6.25% annually. The loan is payable in monthly principal installments of $70, with the remaining principal amount payable at maturity. The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan. Borrowings outstanding on this loan totaled $10,865 at March 31, 2006.

In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of the first two new 28,000-barrel double-hull tank barges described in note 4. The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the delivery of the two 28,000-barrel tank barges, and 30-day LIBOR plus 1.75% thereafter. Interest only is payable monthly through the interim financing period. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan totaled $16,315 at March 31, 2006.

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

Restrictive Covenants

The agreements governing the amended credit agreement and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (as defined).

Subsequent Events

On April 3, 2006, the Partnership entered into a Master Loan and Security Agreement (the “Master Loan Agreement”) with a financial institution under which the Partnership borrowed $80,000, for which it pledged six tugboats and six tank barges as collateral. The proceeds were used to repay borrowings under the amended credit agreement.

Borrowings under the Master Loan Agreement are represented by six notes (collectively, the “Notes”) which may be assigned to other lending institutions. The Notes bear interest at a rate equal to the LIBOR on one-month Eurodollar deposits plus 1.40% and are repayable in monthly installments over 84 months beginning on June 1, 2006 and ending at maturity on May 1, 2013. The Notes include certain prepayment premiums. Also on April 3, 2006, the Partnership entered into an agreement with a financial institution to swap the variable, one-month, LIBOR based interest payments to be due on the $80 million of Notes for a fixed payment at a rate of 5.2275%. This swap will result in a fixed interest rate on the Notes of 6.6275% over their seven-year term. The monthly debt service payment on the Notes, adjusted for the swapped interest rate, will be approximately $745.

The Master Loan Agreement contains customary representations and warranties for transactions of this type, and also contains restrictive covenants that, among other things, prohibit disposal and leasing of the collateral vessels and require maintenance of insurance. The Master Loan Agreement also contains events of default relating to, among other things, timely payment of monthly installments on the Notes, maintenance of insurance, failure of the lenders to have a valid, first priority, perfected lien on the collateral vessels, and bankruptcy and insolvency events.

Also on April 3, 2006, in connection with the issuance of the Notes, the Partnership further amended its revolving credit agreement. The amendment provides for a reduction in the total commitments under the amended credit agreement to $75,000 from $155,000, the related release of certain vessels from the collateral pool, a reduction in the margin on LIBOR-based loans, and reductions in the required fixed charge coverage ratio and ratio of total funded debt to total capitalization.

The amended credit agreement provides that the Partnership may request an increase in the total availability under the amended credit agreement by up to $25,000, to a maximum of $100,000, so long as no default or event of default has occurred and is continuing. The agreement continues to require that outstanding obligations be secured by a first priority security interest, subject to permitted liens, on certain vessels which collectively have an orderly liquidation value equal to at least 1.25 times the amount of the obligations (including letters of credit). As of May 2, 2006, the Partnership had $55,719 of borrowings outstanding under the amended credit agreement.

Maturities of Long-Term Debt

As of March 31, 2006, maturities of long-term debt for each of the next five fiscal years were as follows:

2007	$3,713
2008	12,842
2009	2,945
2010	3,019
2011	135,268

6.                                     Contingencies

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. The boundaries of these waters have never been defined. An industry group in which EW Transportation Corp. and the Partnership participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for purposes of a different tax, for many years. The appropriate methodology continues to be discussed. The Partnership has begun filing monthly tax returns, and has accrued an estimated liability, using the industry’s proposed calculation methodology. Such estimated liability was not material at March 31, 2006 and June 30, 2005. In accordance with the agreements entered into in connection with the Partnership’s initial public offering on January 14, 2004, any liability resulting from the PBT prior to that date is a retained liability of the Partnership’s predecessor companies.

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

7.                                     Comprehensive Income

To calculate comprehensive income, net income is adjusted for currency translation adjustments on non- U.S. dollar assets and liabilities held by the Partnership’s Canadian subsidiary since October 2005, when the Canadian subsidiary purchased a vessel. Such adjustments are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$1,216	$584	$2,818	$5,090
Change in foreign currency translation adjustment	3	—	77	—
Comprehensive income	$1,219	$584	$2,895	$5,090

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

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”). FAS 154 replaced APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changed the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Partnership is required to adopt FAS 154 as of July 1, 2006, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Partnership is required to adopt FAS 155 as of July 1, 2007, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Partnership is required to adopt FAS 156 as of July 1, 2007, and does not expect that such adoption will have a significant impact on its financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States. Our fleet of 61 tank barges, 2 tankers and 40 tugboats serves a wide range of customers, including major oil companies, oil traders and refiners. With 3.3 million barrels of capacity, we believe we own and operate the largest coastwise tank barge fleet in the United States as measured by barrel-carrying capacity.

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

The table below illustrates the primary distinctions among these types of contracts.

	Time Charter	Contract of Affreightment	Voyage Charter(1)	Bareboat Charter
Typical contract length	One year or more	One year or more	Single voyage	Two years or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses(2)	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses(2)	We pay	We pay	We pay	Customer pays
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

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

Significant Fiscal 2006 Events

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

The aggregate purchase price for Sea Coast and the four tugboats comprised $77.0 million in cash and 125,000 common units representing limited partner interests in us. The common units were valued at $4.4 million, as of the closing date. We financed the cash portion of the purchase price through additional borrowings under our amended credit agreement   A registration statement on Form S-3 with respect to the resale of the common units issued to MRG was declared effective by the Securities and Exchange Commission in February 2006.

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

On November 29, 2005, we redeemed all of our outstanding Title XI bonds (see “—Redemption of Title XI Bonds” below). To fund this redemption, we further amended our revolving credit agreement to, among other things, increase the maximum borrowings thereunder to $155.0 million.

On April 3, 2006, in connection with the issuance of $80.0 million of new term notes (see “—Liquidity Needs- Subsequent Event” below) we further amended our revolving credit agreement to, among other things, decrease the maximum borrowings thereunder to $75.0 million.

The terms of the amended credit agreement are discussed below under “Liquidity and Capital Resources—Credit Agreement”.

Redemption of Title XI Bonds

On November 29, 2005, we redeemed all of our outstanding Title XI bonds. The Title XI bonds were issued to finance the construction of four tank vessels (all of which have been delivered), and were guaranteed by the United States acting through the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936. On the redemption date, we redeemed $36.8 million principal amount of bonds, paid $0.8 million of accrued interest, and made a make-whole payment of $4.0 million as required under the Trust Indenture. After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million. Retirement of the Title XI bonds improved our borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

Acquisition of Integrated Tug-Barge Unit

On October 20, 2005, we acquired an 85,000-barrel integrated tug-barge unit for approximately $13.1 million, including transaction costs. We borrowed the funds for the acquisition under our amended credit agreement and subsequently refinanced these borrowings with a new, seven-year term loan. See “Liquidity and Capital Resources—Other Term Loans” below.

Barge Incident

On November 11, 2005, one of our tank barges, the DBL 152, struck a submerged service platform in the U.S. Gulf of Mexico that collapsed during Hurricane Rita in September 2005. To ensure the safety of all people involved and to mitigate environmental damage, we initiated, and completed in January 2006, a detailed response plan in coordination with the United States Coast Guard, other federal and state agencies, our own personnel and response contractors. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. The exact amount of oil that escaped into the ocean has not been determined; however, according to the National Oceanic and Atmospheric Administration, the likelihood of shoreline impact from the incident is low.

The barge was declared a constructive total loss, and we have received the total $11.0 million insured value from our hull and machinery insurers. The excess of this insurance recovery over the net book value of the barge, totaling $0.4 million, is included as a net gain on disposal of vessel in our consolidated statements of operations for the nine months ended March 31, 2006.

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

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Voyage revenue	$45,082	$29,706	$127,514	$85,695
Bareboat charter and other revenue	1,007	1,131	3,083	2,013
Total revenues	46,089	30,837	130,597	87,708
Voyage expenses	9,224	6,261	27,166	17,374
Vessel operating expenses	21,356	12,935	55,161	36,399
% of net voyage revenue (a)	59.5%	55.2%	55.0%	53.3%
General and administrative expenses	4,298	2,866	12,587	7,412
% of net voyage revenue (a)	12.0%	12.2%	12.5%	10.8%
Depreciation and amortization	7,074	5,190	19,151	15,510
Net (gain) on disposal of vessel	44	(9)	(371)	(9)
Operating income	4,093	3,594	16,903	11,022
% of net voyage revenue (a)	11.4%	15.3%	16.8%	16.1%
Interest expense, net	2,794	1,613	6,924	4,274
Net loss on reduction of debt	—	1,359	6,898	1,359
Other expense (income), net	(11)	—	(32)	(26)
Income before provision for income taxes	1,310	622	3,113	5,415
Provision for income taxes	94	38	295	325
Net income	$1,216	$584	$2,818	$5,090

Net voyage revenue by trade
Coastwise
Total tank vessel days	2,583	1,601	6,767	5,023
Days worked	2,274	1,468	6,134	4,501
Scheduled drydocking days	88	39	212	142
Net utilization	88%	92%	91%	90%
Average daily rate	$11,422	$11,091	$11,940	$11,112
Total coastwise net voyage revenue	$25,973	$16,282	$73,239	$50,017
Local
Total tank vessel days	2,192	1,658	6,242	4,264
Days worked	1,751	1,369	4,915	3,382
Scheduled drydocking days	13	59	197	213
Net utilization	80%	83%	79%	79%
Average daily rate	$5,645	$5,232	$5,515	$5,412
Total local net voyage revenue	$9,885	$7,163	$27,109	$18,304
Tank vessel fleet
Total tank vessel days	4,775	3,259	13,009	9,287
Days worked	4,025	2,837	11,049	7,883
Scheduled drydocking days	101	98	409	355
Net utilization	84%	87%	85%	85%
Average daily rate	$8,909	$8,264	$9,082	$8,667
Total fleet net voyage revenue	$35,858	$23,445	$100,348	$68,321

(a)             Net voyage revenue is a non-GAAP measure which is defined above under “Definitions” and reconciled to Voyage revenue, the nearest GAAP measure,  under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Voyage Revenue and Voyage Expenses

Voyage revenue was $45.1 million for the three months ended March 31, 2006, an increase of $15.4     million, or 52%, as compared to voyage revenue of $29.7 million for the three months ended March 31, 2005. Voyage expenses were $9.2 million for the three months ended March 31, 2006, an increase of $2.9 million, or   46%, as compared to voyage expenses of $6.3 million incurred for the three months ended March 31, 2005. Net voyage revenue, which is equal to voyage revenue less voyage expenses, was $35.9 and $23.4 million for the three months ended March 31, 2006 and 2005, respectively.

Net Voyage Revenue

Net voyage revenue was $35.9 million for the three months ended March 31, 2006, which exceeded net voyage revenue of $23.4 million for the three months ended March 31, 2005 by $12.5 million, or 53%. In our coastwise trade, net voyage revenue was $26.0 million, an increase of $9.7 million, or 60%, as compared to $16.3 million in the three months ended March 31, 2005. Net utilization in our coastwise trade was 88% for the three-month period ended March 31, 2006 compared to 92% for the three-month period ended March 31, 2005. The acquisition of Sea Coast resulted in increased coastwise net voyage revenue of $8.3 million. Other increases totaling $1.8 million in coastwise net voyage revenue resulted from an increase in days worked by the tank barges DBL 78, which was placed in service in June 2005, and the DBL 103, which was placed into service in January 2006. These increases were partially offset by a $1.5 million decrease in coastwise net voyage revenue resulting from the loss of the DBL 152 as discussed above under “Significant Events—Barge Incident”. Net utilization in our coastwise trade was adversely impacted by an increase in scheduled shipyard days, and also by 56 days of non-scheduled repairs on certain barges and tugboats. Coastwise net voyage revenue benefited from a 3% increase in average daily rates to $11,422 for the three months ended March 31, 2006, from $11,091 for the three months ended March 31, 2005, which accounted for approximately $0.5 million of increased net voyage revenue. Coastwise average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.

Net voyage revenue in our local trade for the three months ended March 31, 2006 increased by $2.7 million, or 38%, to $9.9 million from $7.2 million for the three months ended March 31, 2005. The acquisition of Sea Coast resulted in increased local net voyage revenue of $2.0 million. Net utilization in our local trade, which was 80% for the three months ended March 31, 2006 compared to 83% for the three months ended March 31, 2005, was negatively impacted by the unseasonably warm weather in the northeast. Average daily rates in our local trade increased 8% to $5,645 for the three months ended March 31, 2006 from $5,232 for the three months ended March 31, 2005. Average daily rates in our local trade were positively impacted by higher rates earned by the local trade vessels acquired in the Sea Coast acquisition, and a higher average daily rate earned by one vessel in the northeast on a new contract with a large customer.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue decreased by $0.1 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease resulted from $0.5 million in lower revenue from chartering out of chartered-in barges, which was partially offset by a $0.2 million increase in revenue from our waste water treatment plant in Norfolk and a $0.2 million increase in chartering contracts in our West Coast operations.

Vessel Operating Expenses

Vessel operating expenses were $21.3 million for the three months ended March 31, 2006 compared to $12.9 million for the three months ended March 31, 2005. Vessel operating expenses as a percentage of net voyage revenue increased to 59.5% for the three months ended March 31, 2006 from 55.2% for the three months ended March 31, 2005, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005. Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses. The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however there is no associated depreciation or interest expense. Vessel labor and related costs increased by $5.0 million for the three months ended March 31, 2006 as a result of contractual labor rate increases and a higher average number of employees due to our December 2004 and October 2005 acquisitions of additional vessels. Insurance costs and vessel repairs and supplies increased $1.7 million for the three months ended March 31, 2006 as a result of the operation of the larger number of vessels; we also incurred additional costs to reposition vessels after the DBL 152 incident in November 2005 in order to continue to satisfy our customers’ requirements. Outside towing costs increased by $2.1 million for the three months ended March 31, 2006 resulting from increased shipyard time for our tug fleet and the operation of a larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $7.1 million for the three months ended March 31, 2006, an increase of $1.9 million, or 36%, compared to $5.2 million for the three months ended March 31, 2005. The increase resulted from additional depreciation on the vessels acquired in December 2004 and October 2005.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2006, an increase of $1.4 million, or 50%, as compared to general and administrative expenses of $2.9 million for the three months ended March 31, 2005. As a percentage of net voyage revenue, general and administrative expenses decreased to 12.0% for the three months ended March 31, 2006 from 12.2% for the three months ended March 31, 2005. The three months ended March 31, 2006 included $1.0 million of increased personnel costs in support of our growth, and $0.4 million in additional costs related to our new facilities.

Interest Expense, Net

Net interest expense was $2.8 million for the three months ended March 31, 2006, or $1.2 million higher than the three months ended March 31, 2005.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings incurred in connection with vessel acquisitions in fiscal 2005, and the Sea Coast acquisition in October 2005, and higher average interest rates.

Loss on Reduction of Debt

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005, we incurred a $1.4 million loss on reduction of debt. Included in this amount was $1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

Provision (Benefit) For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate. For the three months ended March 31, 2006, this rate was 7.2% as compared to a rate of 6.0% for the three months ended March 31, 2005. Our effective tax rate comprises the New York City Unincorporated Business Tax and certain foreign income taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries. Our effective tax rate for the three months ended March 31, 2006 was higher than the comparable prior year period because of the increased amount of non U.S. taxes incurred relative to our operations in Puerto Rico, Venezuela and Canada.

Net Income

The net income of $1.2 million for the three months ended March 31, 2006 represented an increase of $0.6 million compared to net income of $0.6 million for the three months March 31, 2005.  This increase resulted primarily from a $0.6 million increase in operating income. The absence of a $1.4 million loss on reduction of debt, resulting from renegotiation of our revolving credit facility and related repayment of certain higher cost borrowings, incurred during the quarter ended March 31, 2005, was substantially offset by the $1.2 million increase in interest expense.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Voyage Revenue and Voyage Expenses

Voyage revenue was $127.5 million for the nine months ended March 31, 2006, an increase of $41.8 million, or 49%, as compared to voyage revenue of $85.7 million for the nine months ended March 31, 2005. Voyage expenses were $27.2 million for the nine months ended March 31, 2006, an increase of $9.8 million, or   56%, as compared to voyage expenses of $17.4 million incurred for the nine months ended March 31, 2005. Net voyage revenue, which is equal to voyage revenue less voyage expenses, was $100.3 million and $68.3 million for the nine months ended March 31, 2006 and 2005, respectively.

Net Voyage Revenue

Net voyage revenue was $100.3 million for the nine months ended March 31, 2006, an increase of $32.0     million, or 47%, compared to $68.3 million for the nine months ended March 31, 2005. In our coastwise trade, net voyage revenue was $73.2 million, an increase of $23.2 million, or 46%, compared to $50.0 million in the nine months ended March 31, 2005. Net utilization in our coastwise trade was 91% for the nine months ended March 31, 2006 compared to 90% for the nine months ended March 31, 2005. The acquisition of Sea Coast in October 2005 resulted in increased coastwise net voyage revenue of $14.6 million. Other increases for the nine months ended March 31, 2006 included $8.1 million in coastwise net voyage revenue resulting from an increase in days worked by the following vessels:  (1) the DBL 78, which was placed in service in June 2005, (2) the KTC 50, which was placed in service in January 2005, (3) the Spring Creek, which was in shipyard for most of the fiscal 2005 second quarter in preparation for a new time charter which commenced in January 2005, (4) the DBL 103, which was placed in service in January 2006, and (5) the McCleary’s Spirit, a Canadian-flag vessel which was purchased in October 2005 and which worked until its winter layup in late December 2005.  These increases were partially offset by a $5.6 million decrease in coastwise net voyage revenue during the nine months ended March 31, 2006 resulting from the phase-out of the KTC 90 and KTC 96 in December 2004, and the loss of the DBL 152 as discussed above under “Significant Events—Barge Incident”. Coastwise net voyage revenue also benefited from an 8% increase in average daily rates to $11,940 for the nine months ended March 31, 2006 from $11,112 for the nine months ended March 31, 2005, which accounted for approximately $3.7 million of increased net voyage revenue. Coastwise average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.

Net voyage revenue in our local trade for the nine months ended March 31, 2006 increased by $8.8 million, or 48%, to $27.1 million from $18.3 million for the nine months ended March 31, 2005. The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $3.8 million during the nine months ended March 31, 2006. Additionally, net voyage revenue increased by $3.5 million during the nine months ended March 31, 2006 due to the increased number of work days for vessels acquired in our Norfolk acquisition in December 2004. Net utilization in our local trade was 79% for the nine months ended March 31, 2006, the same as for the nine months ended March 31, 2005. Average daily rates in our local trade, which increased 2% to $5,515 for the nine months ended March 31, 2006 from $5,412 for the nine months ended March 31, 2005, were positively impacted by higher average daily rates from the vessels acquired in the Sea Coast acquisition.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue increased by $1.0 million for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. The increase comprises a $0.5 million increase in towing revenue, and $0.4 million of revenue from our waste water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $55.2 million for the nine months ended March 31, 2006 compared to $36.4 million for the nine months ended March 31, 2005. Vessel operating expenses as a percentage of net voyage revenue increased to 55.0% for the nine months ended March 31, 2006 from 53.3% for the nine months ended March 31, 2005, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005. Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses. The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense.

Vessel labor and related costs increased by $10.9 million for the nine months ended March 31, 2006 as a result of contractual labor rate increases and a higher average number of employees due to our December 2004 and October 2005 vessel acquisitions. Insurance costs, outside towing and vessel repairs and supplies also increased by $7.0 million for the nine months ended March 31, 2006 as a result of the operation of the larger number of vessels in relation to the nine months ended March 31, 2005. Additionally, expenses increased by $0.4 million for the nine months ended March 31, 2006 relating to the full year operation of the Norfolk water treatment facility acquired in December 2004.

Depreciation and Amortization

Depreciation and amortization was $19.2 million for the nine months ended March 31, 2006, an increase of $3.6 million, or 23%, compared to $15.5 million for the nine months ended March 31, 2005. The increase resulted from additional depreciation on the vessels acquired in December 2004 and October 2005.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the nine months ended March 31, 2006, an increase of $5.2 million, or 70%, as compared to general and administrative expenses of $7.4 million for the nine months ended March 31, 2005. As a percentage of net voyage revenue, general and administrative expenses increased to 12.5% for the nine months ended March 31, 2006 from 10.8% for the nine months ended March 31, 2005. The nine months ended March 31, 2006 included $2.7 million of increased personnel costs in support of our growth, and $0.8 million in additional costs related to our new facilities. The nine months ended March 31, 2006 also included $0.3 million in costs related to a postponed bond offering.

Interest Expense, Net

Net interest expense was $6.9 million for the nine months ended March 31, 2006, or $2.6 million higher than the nine months ended March 31, 2005.  The increase resulted from higher average debt balances for the nine months ended March 31, 2006 resulting from increased credit line and term loan borrowings in connection with the Norfolk vessel acquisitions in fiscal 2005, the Sea Coast acquisition in October 2005, and higher average interest rates.

Loss on Reduction of Debt

In connection with the redemption of the Title XI bonds, as described under “Significant Events—Redemption of Title XI Bonds” above, we made a make-whole payment of $4.0 million. After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005, we incurred a $1.4 million loss on reduction of debt. Included in this amount was $1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

Provision For Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate. For the nine months ended March 31, 2006, this rate was 9.5% as compared to a rate of 6.0% for the nine months ended March 31, 2005. Our effective tax rate comprises the New York City Unincorporated Business Tax and certain foreign income taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries. Our effective tax rate for the nine months ended March 31, 2006 was higher than the comparable prior year period because of the increased amount of non U.S. taxes incurred relative to our operations in Puerto Rico, Venezuela and Canada.

Net Income

Net income was $2.8 million for the nine months ended March 31, 2006, a decrease of $2.3 million compared to net income of $5.1 million for the nine months ended March 31, 2005.  This decrease resulted primarily from a $6.9 million loss on reduction of debt and a $2.7 million increase in interest expense, net, which were partially offset by a $5.9 million increase in operating income. The nine months ended March 31, 2005 included a $1.4 million loss on reduction of debt.

Liquidity and Capital Resources

Operating Cash Flows. Net cash provided by operating activities was $18.4 million for the nine months ended March 31, 2006, a decrease of $4.1 million compared to $22.5 million for the nine months ended March 31, 2005. The decrease for the nine months ended March 31, 2006 resulted from increased drydocking payments totaling $2.3 million and a $6.9 million decrease from fluctuations in working capital balances, partially offset by

$5.2 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization. The decrease from fluctuations in working capital balances during the nine months ended March 31, 2006 is a result of increased accounts receivable, resulting from revenue growth, and increases in prepaid expenses such as fuel supplies.

Investing Cash Flows. Net cash used in investing activities totaled $98.1 million for the nine months ended March 31, 2006, compared to $38.8 million for the nine months ended March 31, 2005. The nine months ended March 31, 2006 included the $76.5 million cash portion of the purchase price for Sea Coast and $13.1 million to acquire the 85,000 barrel integrated tug-barge unit described under “Significant Events—Acquisition of Integrated Tug-Barge Unit” above. The nine months ended March 31, 2005 included $20.8 million to acquire vessels and a water treatment facility in December 2004. Tank vessel construction in the nine months ended March 31, 2006 aggregated $15.0 million, which included progress payments on construction of two new 100,000-barrel tank barges and four new 28,000-barrel tank barges. One 100,000-barrel barge was delivered in December 2005, and one 28,000-barrel barge was delivered in March 2006. Tank vessel construction of $12.1 million in the nine months ended March 31, 2005 included final construction payments for the double hulling of the DBL 155, a progress payment relating to the construction of the new 100,000-barrel tank barge delivered in December 2005, and other payments relating primarily to coupling of certain tugboats. Other capital expenditures totaling $7.3 million for the nine months ended March 31, 2006 related primarily to expenditures for upgrading the vessels acquired in December 2004; such expenditures totaled $6.0 million for the nine months ended March 31, 2005, which related primarily to the re-powering of certain tugboats. The fiscal 2006 period also included proceeds of $2.9 million from the return of the Title XI reserve funds after redemption of the Title XI bonds and insurance proceeds of $11.0 million relating to the DBL 152 as described under  “Significant Events—Barge Incident” above.

Financing Cash Flows. Net cash provided by financing activities was $80.1 million for the nine months ended March 31, 2006, compared to $16.1 million for the nine months ended March 31, 2005. The primary financing activities in the first nine months of fiscal 2006 were $85.4 million of credit line borrowings, including $78.0 million (including transaction expenses) to finance the acquisition of Sea Coast, payment of $36.8 million to redeem the principal balance of the Title XI bonds, $34.0 million in gross proceeds from the equity offering in October 2005, $22.3 million of proceeds from the issuance of long-term debt to finance the purchase of the 85,000 barrel integrated tug-barge unit described above and the construction of new tank barges, and $16.9 million in distributions to partners as described under “—Payment of Distributions” below. In the nine months ended March 31, 2005, we (1) increased our credit line borrowings by $56.1 million primarily to finance the acquisition of the vessels and the water treatment facility in December 2004 and to pay down existing term loans, (2) borrowed $24.8 million under a new $20 million facility to partially finance the double hulling of the DBL 155 and to repay other term loans, and (3) paid $13.6 million in distributions to partners.

Payment of Distributions. The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.56 per unit in respect of the quarter ended June 30, 2005, which was paid on August 15, 2005 to unitholders of record on August 10, 2005, a distribution of $0.57 per unit in respect of the quarter ended September 30, 2005, which was paid on November 14, 2005 to unitholders of record on November 8, 2005, and a distribution of $0.59 per unit in respect of the quarter ended December 31, 2005, which was paid on February 14, 2006 to unitholders of record on February 8, 2006.

Oil Pollution Act of 1990. Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. As of March 31, 2006, approximately 67% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90. Of the remaining 33%, all but 2% will be in compliance with OPA 90 until January 2015, with the remaining 2% (one vessel) scheduled for phase-out in January 2008.

Ongoing Capital Expenditures. Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $14.0 million per year to drydock and maintain our tank vessels’ operating capacity. We expect such expenditures to approximate $12.5 million in fiscal 2006. In addition, we anticipate that we will spend $0.5 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. We are currently considering additional 80,000-barrel and 28,000-barrel tank barge newbuilding projects.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine months ended March 31,
	2006	2005
Maintenance capital expenditures	$7,252	$4,639
Expansion capital expenditures (including vessel acquisitions)	19,847	26,454
Total capital expenditures	$27,099	$31,093
Construction of tank vessels	$14,993	$12,112

On December 30, 2005, we took delivery of a new 100,000-barrel tank barge, the DBL 103. The total cost, after addition of certain special equipment and integration with an existing tugboat, plus capitalized interest, was approximately $13.5 million. In addition, we have also entered into agreements with a shipyard for construction of additional new tank barges as follows:

•                  In February 2005, we signed an agreement to construct two new 28,000-barrel tank barges. One was delivered on March 15, 2006, and the other is expected to be delivered during May 2006. In August 2005, we signed an agreement to construct two more 28,000-barrel tank barges that are expected to be delivered in the first half of fiscal 2007. These four vessels are expected to cost, after the addition of certain special equipment and integration with existing tugboats, in the range of $18.0 million to $20.0 million in the aggregate.

•                  In November 2005, we signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007 at an expected cost, after addition of certain special equipment and integration with an existing tugboat, in the range of $14.0 million to $15.0 million.

Additionally, we intend to retire or retrofit 31 single-hull tank vessels by December 2014 (including one vessel by December 2007), which at March 31, 2006 represented approximately 33% of our barrel-carrying capacity. We estimate that the current cost to replace this capacity with newbuildings and by retrofitting certain of our existing vessels would range from $100.0 million to $110.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. We are currently evaluating the most cost-effective means to replace this capacity.

Liquidity Needs. Our primary short-term liquidity needs are to fund general working capital requirements, make distributions to unitholders and pay for drydocking expenditures, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our amended credit agreement, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit agreement, described under “—Credit Agreement” below, will be sufficient to meet our liquidity needs for the next 12 months.

Subsequent Event.  On April 3, 2006, we entered into a master loan and security agreement (the “Master Loan Agreement”) with a financial institution under which we borrowed $80.0 million and pledged six tugboats and six tank barges as collateral. The proceeds were used to repay borrowings under our amended credit agreement described below.

Borrowings under the Master Loan Agreement are represented by six notes (collectively, the “Notes”), which have been assigned to other lending institutions. The Notes bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40% and are repayable in monthly installments over 84 months beginning on June 1, 2006 and ending at maturity on May 1, 2013. The Notes include certain prepayment premiums. Also on April 3, 2006, the Partnership entered into an agreement with a financial institution to swap the one-month, LIBOR based, variable interest payments to be due on the $80 million of Notes for a fixed payment at a rate of 5.2275%. This swap will result in a fixed interest rate on the Notes of 6.6275% over their seven-year term. The monthly debt service payment on the Notes, adjusted for the swapped interest rate, will be approximately $0.7 million.

The Master Loan Agreement contains restrictive covenants that, among other things, prohibit disposal and leasing of the collateral vessels and require maintenance of insurance. The Master Loan Agreement also contains events of default relating to, among other things, timely payment of monthly installments on the Notes, maintenance of insurance, failure of the lenders to have a valid, first priority, perfected lien on the collateral vessels, and bankruptcy and insolvency events.

Also on April 3, 2006, in connection with the issuance of the Notes, we further amended our credit agreement. Changes in the terms of our credit agreement are incorporated into the discussion under “—Credit Agreement” below.

Credit Agreement. On March 24, 2005, we entered into a five-year revolving credit agreement with a syndicate of banks. As described above under “Significant Events”, we amended this credit agreement on October 18, 2005 and November 29, 2005. We further amended this agreement on April 3, 2006 in connection with the issuance of the notes, which amendments are reflected in the discussion below. The amended credit agreement will expire in October 2010 and contains a $20 million sublimit for letters of credit. In addition, we may request an increase in the total availability under the amended credit agreement by up to $25 million, to a maximum of $100 million, so long as no default or event of default has occurred and is continuing.

Obligations under the amended credit agreement are secured by a first priority security interest, subject to permitted liens, on certain of our vessels which collectively have an orderly liquidation value at least equal to 1.25 times the amount of the obligations (including letters of credit) outstanding.

Interest rates on outstanding borrowings and commitment fees are determined quarterly based upon the ratio of Total Funded Debt (as defined in the agreement) to EBITDA (as defined in the agreement) and are determined according to whether the loan is based on the LIBOR (a LIBOR-based loan) or on a rate per annum equal to the greater of (a) the bank’s prime rate, or (b) 0.50% in excess of the federal funds effective rate (a base rate loan). Effective April 3, 2006, the rates of interest and commitment fees under the amended credit agreement are as follows:

	Applicable Margin
When the Total Funded Debt to EBITDA Ratio is greater than or equal to	And less than	Base Rate Margin	LIBOR Margin	Commitment Fee Margin
3.50:1.00		0.250%	1.825%	0.300%
3.00:1.00	3.50:1.00	0.000%	1.575%	0.200%
2.50:1.00	3.00:1.00	0.000%	1.325%	0.200%
2.00:1.00	2.50:1.00	0.000%	1.075%	0.150%
	2.00:1.00	0.000%	0.825%	0.150%

Interest on a base rate loan is payable monthly over the five-year term of the amended credit agreement. Interest on a LIBOR based loan is due, at our election, at the earlier of the last day of each LIBOR interest period or every three months. Outstanding principal amounts are due upon termination.

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

The amended credit agreement contains covenants that include, among others:

•                  the maintenance of the following financial ratios (all as defined in the amended credit agreement):

•                  EBITDA to fixed charges of at least 1.85 to 1.00,

•                  total funded debt to tangible capitalization of no greater than 0.65 to 1.00, and

•                  total funded debt to EBITDA of no greater than (1)  4.00 to 1.00 for the period to and including December 31, 2006 and (2) 3.75 to 1.00 for the period from January 1, 2007 and thereafter;

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

The amended credit agreement contains customary events of default. If a default occurs and is continuing, we must repay all amounts outstanding under the agreement. As of March 31, 2006, outstanding borrowings under the amended credit agreement totaled $132.5 million, none of which was related to borrowings for working capital purposes. As of May 2, 2006 (subsequent to the April 3, 2006 amendments), outstanding borrowings totaled $55.7 million.

Other Term Loans. In March 2005, we entered into a new, three-year term loan in the amount of $11.7 million to refinance an existing loan. Our obligations under this agreement are secured by a first priority security interest in three vessels. The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%. The loan agreement contains events of default and covenants that are customary for facilities of this type. Borrowings outstanding on this loan totaled $10.9 million at March 31, 2006.

Also in March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of the DBL 103, which was delivered to us on December 30, 2005 as described above under  “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.05%; interest only was payable monthly through the end of December 2005. Beginning January 2006, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $10.9 million at March 31, 2006.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge acquired in June 2005 and to partially finance construction of the first two new 28,000-barrel tank barges described above in “—Ongoing Capital Expenditures.”  The loan bears interest at 30-day LIBOR plus 1.60% for the interim financing period, which is the delivery of the second 28,000-barrel barge, and 30-day LIBOR plus 1.73% thereafter. Interest only is payable monthly through the interim financing period. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. We have the option, after the first anniversary date of the note, to convert to a fixed interest rate. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan totaled $16.3 million at March 31, 2006.

On December 19, 2005 one of our subsidiaries entered into a new, seven-year term loan in the amount of 15.1 million Canadian dollars, to refinance $13.0 million in borrowings made under our amended credit agreement to purchase the 85,000 barrel integrated tug-barge unit purchased on October 20, 2005. Our obligations under this agreement are secured by a first priority security interest in the integrated unit, plus one other vessel. The loan is payable in monthly principal installments of $117,000 for the first 60 months and $185,400 for the next 24 months, with the remaining principal amount payable at maturity. The loan agreement contains events of default and covenants that are customary for facilities of this type. Borrowings outstanding on this loan totaled $12.9 million at March 31, 2006.

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

On November 29, 2005, we redeemed the $36.8 million outstanding principal amount of bonds, paid $0.8 million of accrued interest, and made a make-whole payment of $4.0 million as required under the Trust Indenture. After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million in the quarter ended December 31, 2005. Retirement of the Title XI bonds improved our borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

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

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. The boundaries of these waters have never been defined. An industry group in which we and EW Transportation Corp. participate have proposed to the New York taxing authority that it adopt a calculation methodology for the PBT that it has applied, for the purposes of a different tax, for many years. The appropriate methodology continues to be discussed. We have begun filing monthly tax returns, and have accrued an estimated liability, using the industry’s proposed calculation methodology. Such estimated liability was not material at March 31, 2006 and June 30, 2005.  In accordance with the agreements entered into in connection with our initial public offering on January 14, 2004, any liability resulting from the PBT prior to that date is a retained liability of our predecessor companies.

As described under “Significant Events—Barge Incident”, one of our tank barges struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. The exact amount of oil that escaped into the ocean has not been determined. We maintain significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believe that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”   We adopted FAS 123(R) as of July 1, 2005 and account for our restricted unit awards under the new standard; no unit options have been granted to date. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”). FAS 154 replaced APB Opinion No. 20, “Accounting Changes” (“APB 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“FAS 3”), and changed the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We are required to adopt FAS 154 as of July 1, 2006, and we do not expect that such adoption will have a significant impact on our financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. We are required to adopt FAS 155 as of July 1, 2007, and do not expect that such adoption will have a significant impact on our financial position, results of operations or cash flows.

On March 17, 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. We are required to adopt FAS 156 as of July 1, 2007, and do not expect that such adoption will have a significant impact on our financial position, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We presently have two outstanding term loans which bear interest at fixed interest rates ranging from 6.25% to 6.59%. Borrowings under our amended credit agreement and two other outstanding term loans bear interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate. Based on the aggregate $159.7 million of floating rate debt outstanding as of March 31, 2006, the impact of a 1% change in LIBOR would result in a change in interest expense, and a corresponding change in income before income taxes, of approximately $1.6 million on an annual basis. However, after giving effect to the reduction in our floating rate debt resulting from the issuance of the $80.0 million in term loans on April 3, 2006, which were swapped to a fixed rate of 6.6275%, the adjusted balance of floating rate debt would be $79.7 million, and the impact of a 1% change in LIBOR would be reduced to approximately $0.8 million.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).

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

Master Loan and Security Agreement dated as of April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, Key Equipment Finance Inc., as Lender, and K-Sea Transportation Partners L.P., K-Sea Transportation Inc. and Sea Coast Transportation LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).

10.2*	—

Amendment No. 3 to the Loan and Security Agreement dated April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank, National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).

31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

________________

*              Incorporated by reference, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P., its general partner

		By:	K-SEA GENERAL PARTNER GP LLC, its general partner

Date: May 10, 2006			By:	/s/ TIMOTHY J. CASEY
Timothy J. Casey
President and Chief Executive Officer

Date: May 10, 2006			By:	/s/ JOHN J. NICOLA
John J. Nicola
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 107084), as amended (the “Registration Statement”), originally filed on July 16, 2003).

3.2*	—

Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).

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

Master Loan and Security Agreement dated as of April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, Key Equipment Finance Inc., as Lender, and K-Sea Transportation Partners L.P., K-Sea Transportation Inc. and Sea Coast Transportation LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).

10.2*	—

Amendment No. 3 to the Loan and Security Agreement dated April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank, National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).

31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

________________

*              Incorporated by reference, as indicated.