Form 10-K
period 2006-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2006-09-06
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-0194477
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Tower Center Boulevard, 17th Floor
East Brunswick, New Jersey 08816

(Address of principal executive offices and zip code)

(732) 565-3818

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $199.6 million as of December 30, 2005 based on $34.95 per Common Unit, the closing price of the Common Units on the New York Stock Exchange on such date.

At September 6, 2006, 5,754,900 Common Units and 4,165,000 Subordinated Units were outstanding.

Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ii

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

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read “Item 1A. Risk Factors” for a list of important factors that could cause our actual results of operations or financial condition to differ from our expectations.

iii

PART I

ITEMS 1 and 2.                  BUSINESS and PROPERTIES.

Our Partnership

We are a leading provider of refined petroleum products marine transportation, distribution and logistics services in the United States domestic marine transportation business. We currently operate a fleet of 61 tank barges, 2 tankers and 41 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 3.4 million barrels of capacity, we believe we currently operate the largest coastwise tank barge fleet in the United States, as measured by barrel-carrying capacity.

For the fiscal year ended June 30, 2006, our fleet transported approximately 125 million barrels of refined petroleum products for our customers, including ExxonMobil, Conoco Philips, Rio Energy, Chevron and BP. Our five largest customers in fiscal 2006 have been doing business with us for approximately 16 years on average. We do not assume ownership of any of the products we transport. During fiscal 2006, we derived approximately 79% of our revenue from longer-term contracts that are generally for periods of one year or more.

We have a high-quality, well-maintained fleet. Approximately 67% of our current barrel-carrying capacity is double-hulled. Furthermore, we will be permitted to continue to operate our single-hull tank vessels (except one 75,000-barrel vessel which phases out in January 2009) until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

Our strategy to expand our business and increase our distributable cash flow includes the expansion of our fleet through newbuildings and strategic acquisitions. In August 2005, we signed an agreement to construct two additional 28,000-barrel tank barges. One was delivered in August 2006, while the other is expected to be delivered in the second quarter of fiscal 2007. In November 2005, we signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007. These three vessels are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $24.0 million. In June 2006, we signed an agreement to construct an additional four new 28,000-barrel tank barges that are expected to be delivered in the first and second quarters of fiscal 2008. Also in August 2006, we signed an agreement to construct two 80,000-barrel tank barges that are expected to be delivered in the second and third quarters of fiscal 2008. These six vessels are expected to cost, in the aggregate and after addition of certain special equipment, approximately $50.0 million. We expect to finance these newbuildings from borrowings and cash from operations.

On October 18, 2005, we acquired all of the membership interests in Sea Coast Transportation LLC, or Sea Coast, from Marine Resources Group, Inc., or MRG. Also on October 18, 2005, Sea Coast acquired four tugboats from MRG. Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska. The aggregate purchase price for Sea Coast and the four tugboats comprised $77.0 million in cash and 125,000 common units representing limited partner interests in us.

Our primary business objective is to increase distributable cash flow to unitholders by executing the following strategies:

•       Expand our fleet through newbuildings and accretive and strategic acquisitions.   We have grown successfully in the past through newbuildings and strategic acquisitions. We expect to continue this strategy by consistently surveying the marketplace to identify and pursue newbuilding opportunities and acquisitions that expand the services and products we offer or that expand our geographic presence. We took delivery of four new tank barges between December 2005 and August 2006 and, as described above, acquired Sea Coast Transportation in October 2005.

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

•       Balance our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.   During fiscal 2006, we derived approximately 79% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 21% of our revenue for fiscal 2006 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters may generate increased profit margins during periods of improved charter rates, while vessels operating on time charters generally provide more predictable cash flow. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

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

Our principal executive office is located at One Tower Center Boulevard, 17th Floor, East Brunswick, New Jersey 08816, and our telephone number at that address is (732) 585-3818.

Our Industry

Introduction

Tank vessels, which include tank barges and tankers, are a critical link in the refined petroleum product distribution chain. Tank vessels transport gasoline, diesel fuel, heating oil, asphalt and other products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. According to a June 2006 study by the Association of Oil Pipe Lines, 29.9% of all domestic refined petroleum product transportation was by water in 2004, making waterborne transportation the most used mode of transportation for refined petroleum products after pipelines.

Among the laws governing the domestic tank vessel industry is the Jones Act. Under the Jones Act, marine transportation between points in the United States, generally known as U.S. coastwise trade, is limited to U.S.-flag vessels that were built in the United States and are owned, manned and operated by U.S. citizens. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act.

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

Our Customers

We provide marine transportation services primarily to major oil companies, oil traders and refiners in the East, West and Gulf Coast regions of the United States. We monitor the supply and distribution patterns of our actual and prospective customers and focus our efforts on providing services that are responsive to the current and future needs of these customers.

The following chart sets forth our major customers and the number of years each of them has been a customer.

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	33
Chevron	17
ConocoPhillips	10
ExxonMobil	10
Rio Energy	8

Our two largest customers in fiscal 2006, based on gross revenue, were ExxonMobil and ConocoPhillips, each of which accounted for more than 10% of our fiscal 2006 consolidated revenue. Please read note 11 to our audited consolidated financial statements included elsewhere in this report.

Our Vessels

Tank Vessel Fleet

At June 30, 2006, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 151	1981	150,000	8,710	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
DBL 103	2006	102,000	6,774	N.A.
Casablanca(5)	1987	89,293	5,736	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)	1987	89,293	5,736	N.A.
McCleary’s Spirit(6)	1969	85,000	6,554	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
Pacific	1993	81,000	5,669	N.A.
Sasanoa	2001	81,000	5,790	N.A.
DBL 78	2000	80,000	5,559	N.A.
DBL 70	1972	73,024	5,248	N.A.
Kays Point(7)	1999	67,000	4,720	N.A.
Cascades(7)	1993	67,000	4,721	N.A.
DBL 53	1965	53,000	4,543	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 28	2006	28,000	2,146	N.A.
DBL 29	2006	28,000	2,146	N.A.
Puget Sounder	1992	25,000	1,870	N.A.
DBL 2202	1962	22,000	1,830	N.A.
DBL 16	1954	20,000	1,420	N.A.
DBL 19	1998	18,000	1,499	N.A.
DBL 18	1998	18,000	1,499	N.A.
DBL 17	1998	18,000	1,499	N.A.
Subtotal		2,256,785	161,986

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Single-Hull Tankers
Great Lakes	1963	38,000	2,813	2015
Great Gull	1969	30,000	1,729	2015
		68,000	4,542
Single-Hull Barges
KTC 80	1981	82,878	4,576	2015
KTC 71	1975	81,759	4,719	2015
BB 110(7)	1976	78,000	4,754	2015
SCT 340	1983	75,000	4,395	2015
344(7)	1984	75,000	5,214	2009
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
KTC 50	1974	54,716	3,367	2015
SCT 280	1977	48,000	3,081	2015
SCT 282	1978	48,000	3,081	2015
Essex	1967	35,160	2,307	2015
DBL 3201	1968	31,000	2,033	2015
KTC 30	1960	30,000	1,807	2015
Wallabout Bay	1986	28,330	1,687	2015
Newark Bay	1969	27,390	1,595	2015
PM 230(7)	1983	25,000	1,610	2015
Trader II	1949	20,475	1,194	2015
KTC 21	1961	20,000	1,214	2015
KTC 20	1980	20,000	1,065	2015
American 21	1968	19,500	1,262	2015
Oyster Bay	1951	19,370	1,278	2015
E 10	1960	18,790	1,077	2015
SCT 180	1980	16,250	1,053	2015
Josiah Bartlett	1955	14,000	1,287	2015
SEA 76	1969	13,313	830	2015
KTC 14	1941	13,000	820	2015
KTC 11	1964	10,700	614	2015
KTC 9	1948	8,900	624	2015
Chalin	1979	2,750	206	2015
Subtotal		1,099,931	68,229
Total Fleet		3,356,716	230,215

(1)          Excludes a potable water barge, which we also operate.

(2)          Built in 1974; double-hulling was completed and the vessel redelivered in September 2004.

(3)          Built in 1986 and rebuilt in 1994.

(4)          Built in 1982 and rebuilt for petroleum transportation in 2004.

(5)          Vessel not qualified for Jones Act trade due to foreign construction.

(6)          Built in 1969 and rebuilt in 2001.

(7)          Chartered-in vessel.

Newbuildings

Please read “—Our Partnership” above for a discussion of additional tank vessels we currently have under construction and on order.

Tugboat Fleet

We use tugboats as the primary means of propelling our tank barge fleet and generally do not charter them out to third parties. Therefore, we seek to maintain the proper balance between the number of tugboats and the number of tank barges in our fleet. This balance is influenced by a variety of factors, including the condition of the vessels in our fleet, the mix of our coastwise business and our local business and the level of longer-term contracts versus shorter-term business. We are also able to maintain a proper balance between tugboats and tank barges by analyzing the historical trading patterns of our customers and the nature of their cargoes. While a tank barge is unloading, we often dispatch its tugboat to perform other work.

At June 30, 2006, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name	Year Built	Horsepower	Dimensions
Lincoln Sea	2000	8000	118.6’ x 40’ x 22’
Rebel	1975	7200	150’ x 46’ x 22’
Yankee	1976	7200	150’ x 46’ x 22’
Irish Sea	1969	5750	135’ x 34’9” x 18’
Volunteer	1982	4860	120’ x 37’ x 18’
Adriatic Sea(1)	2004	4800	126’ x 34’ x 14’5”
Java Sea(2)	2005	4800	118’5” x 34’ x 14’5”
Pacific Freedom(3)	1998	4500	120’ x 31’ x 15’
Viking	1972	4300	132’5” x 34’ x 18’3”
Beaufort Sea	1971	4300	113’ x 32’3” x 15’5”
Pacific Wolf	1975	4100	111’ x 24’ x 13’
William J. Moore	1970	4000	135’ x 35’ x 20’
Tasman Sea	1976	3900	123’5” x 34’ x 16’4”
Norwegian Sea(4)	2006	3900	133’ x 34’ x 17.2”
Sea Hawk(5)	2006	3900	112’ x 32’ x 15’
John Brix(6)	1999	3900	141’ x 35’ x 8’
Pacific Avenger	1977	3900	140’ x 34’ x 17’
Kara Sea	1974	3520	111’ x 32’ x 13’8”
Coral Sea	1973	3280	111’ x 32’ x 13’8”
Maryland	1962	3010	110’ x 28’ x 13’7”
Baltic Sea	1973	3000	101’ x 30’ x 13’1”
Pacific Challenger	1976	3000	118’ x 34’ x 16’
Paragon	1978	3000	99’ x 32’ x 15’
Pacific Raven	1970	3000	112’ x 31’ x 14’
Pacific Pride(7)	1989	2500	84’ x 28’ x 13’
Sargasso Sea	1972	2460	105’ x 29.6’ x 15”
Bering Sea	1975	2250	105’ x 29’ x 13’3”
Pacific Patriot	1981	2000	77’ x 27’ x 12’
Davis Sea	1982	2000	77.4’ x 26’ x 8.5”
Pacific Eagle(8)	2001	2000	98’ x 27’ x 13’

Tiger	1966	2000	88’ x 27’ 12’
Houma	1970	1950	89’9” x 29’ x 11’
Timor Sea	1960	1920	80’ x 24’ x 10’
Odin	1982	1860	72’ x 27’5” x 11’8”
Taurus	1979	1860	78’5” x 25’ x 11’7”
Falcon	1978	1800	80’ x 25’ x 11’5”
Unimak	1972	1800	60’ x 22’ x 7’
Fidalgo	1973	1400	98’ x 25’ x 8’
Banda Sea	1966	1350	75’ x 23’ x 8’
Pacific Falcon	1985	1250	65’ x 22’ x 9’
Scotia Sea	1981	900	56’ x 24’ x 9’

(1)          Built in 1978 and rebuilt in 2004.

(2)          Built in 1981 and rebuilt in 2005.

(3)          Built in 1969 and rebuilt in 1998.

(4)          Built in 1976 and rebuilt in 2006.

(5)          Built in 1978 and rebuilt in 2006.

(6)          Built in 1963 and rebuilt in 1999.

(7)          Built in 1976 and rebuilt in 1989.

(8)          Built in 1966 and rebuilt in 1985 and 2001.

Integrated Tug-Barge Units

We currently operate thirteen ITBs. At June 30, 2006, ITBs represented approximately 38% of the barrel-carrying capacity of our tank barge fleet.

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

The majority of our bunker delivery tank vessels are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

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

The majority of our bunker delivery tank barges are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

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

Ship Management, Crewing and Employees

We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of June 30, 2006, we employed 690 persons, comprising 114 shore staff and 576 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2004, we entered into a new four-year collective bargaining agreement with our maritime union covering certain of our seagoing personnel comprising 51% of our workforce. The collective bargaining agreement provides for wage increases totaling 15% over its term, and requires us to make contributions to certain pension and other welfare programs. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore-based personnel are generally salaried and most are located at our headquarters in East Brunswick, New Jersey or at our facility in Staten Island, New York. We believe that our relations with our employees are satisfactory.

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

Classification, Inspection and Certification

Most of our coastwise vessels have been certified as being “in class” by the American Bureau of Shipping and, in the case of one vessel, by Lloyds of London. Other vessels, primarily in our West Coast operations, have the required “loadline” certification. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require at least a “loadline” certification by a classification society before they will extend coverage to a coastwise vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Inspections are conducted on the pertinent vessel by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years and a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked every 24 to 30 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

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

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by West of England Ship Owners Insurance Services Ltd. (“West of England”), a mutual insurance association. West of England is a member of the International Group of protection and indemnity mutual assurance associations. The protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of West of England, we are subject to calls payable to the association based on our claim records, as well as the claim records of all other members of the individual associations and members of West of England.

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

U.S.-flag tank vessels also compete with petroleum product pipelines and are affected by the level of imports on foreign flag products carriers. The Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipe Line system, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, carry refined petroleum products to the major storage and distribution facilities that we currently serve. We believe that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in our market areas in the near future. It is possible, however, that new pipeline segments, including pipeline segments that connect with existing pipeline systems, could be built or that existing pipelines could be converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on our ability to compete in particular locations.

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

Finally, we manage our exposure to losses from potential discharges of pollutants through the use of well-maintained and well-managed facilities, well maintained and well equipped vessels and safety and environmental programs, including a maritime compliance program and our insurance program. Moreover, we believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. However, the risks of substantial costs, liabilities, and penalties are inherent in marine operations.

As a result, there can be no assurance that any new regulations or requirements or any discharge of pollutants by us will not have a material adverse effect on us.

The Oil Pollution Act of 1990.   The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service at varying times based on their tonnage and age, with all such vessels being phased out by January 2015. Under the phase-out schedule, 31 of our single-hull tank vessels (except one 75,000-barrel vessel which phases out in January 2009) will be precluded from transporting petroleum products as of January 1, 2015.

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

OPA 90 expressly provides that individual states are entitled to enforce their own pollution liability laws, even if inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have OPA 90-like schemes for limiting liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even where we are not at fault. Some states have also established their own requirements for financial responsibility. However, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels as a result of the U. S. Supreme Court’s 2000 ruling in United States v. Locke. In Locke, the Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

Parties affected by oil pollution that do not fully recover from a responsible party may pursue relief from the Oil Spill Liability Trust Fund. Responsible parties may seek contribution from the fund for costs incurred that exceed the liability limits of OPA 90. In order to obtain contribution, the responsible party would need to establish that it is entitled to both a statutory defense against liability and to a statutory limitation of liability to obtain contribution from the fund. If we are deemed a responsible party for an oil pollution incident and are ineligible for contribution from the fund, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through West of England, our current coverage for oil pollution is $1 billion per incident. It is possible, however, that our liability for an oil pollution incident may be in excess of the insurance coverage we maintain.

We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of vessels for cleanup and removal of hazardous substances. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

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

A 2005 United States district court decision could result in certain of our vessels being required to obtain Clean Water Act permits for the discharge of ballast water. Under current Clean Water Act regulations, our vessels are exempt from such permitting requirements, but in the March 2005 Northwest Environmental Advocates v. EPA decision, the federal district court in California ordered the EPA to repeal the exemption. Under the court’s ruling owners and operators of vessels would be required to comply with the Clean Water Act permitting requirements or face penalties. The remedy phase of the proceeding is ongoing. However, if the permitting exemption is repealed, we will incur certain costs to obtain Clean Water Act permits for our vessels. Because we do not yet know how or when this matter ultimately will be resolved, we cannot estimate its potential financial impact at this time. However, we believe that any financial impacts resulting from the repeal of the permitting exemption for ballast water discharge will not be material.

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

EW Transportation Corp. (formerly K-Sea Transportation Corp., a predecessor company) has received a notice that it is a potentially responsible party, or PRP, in a proceeding for the cleanup of hazardous substances at the “Palmer Barge” site in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997. In September 2005, EPA Region 6 published a Record of Decision (“ROD”) detailing findings and recommendations resulting from a remedial investigation/feasibility study conducted on the Palmer Barge site. According to the ROD, the estimated cost of the remedy is approximately $428,180. This proceeding involves numerous waste generators and waste transportation and disposal companies and seeks to allocate or recover costs associated with site investigation and cleanup. We believe our share of liability, if any, will be immaterial to our financial position, results of operations and cash flows given our limited dealings with the site. Estimates of the degree of remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to make. It is also possible that technological, regulatory or enforcement developments, the results of environmental studies and the inability of other PRPs to contribute to settlements of such liability could require us to incur some costs, the amount of which is not possible to estimate. These costs, if any, would be subject to insurance and certain indemnifications. For more information, please read “Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification” in Item 13 of this report.

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

Seasonality

We operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. For example, movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. In certain regions, movements of certain black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States. Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions. The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability. The acquisition of Sea Coast provides seasonal diversity primarily relating to its Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions.

Properties

We lease pier facilities and approximately 7,000 square feet of office space in Staten Island, New York. The lease expires in April 2009; however, we have the option to renew it for two additional ten-year periods. We own and use a 2,100 square-foot modular facility for additional office space on the premises. We lease pier facilities, a water treatment facility and approximately 10,500 square feet of office space in Norfolk, Virginia. This lease expires in January 2010 and we have an option to purchase the facility. We lease approximately 9,500 square feet of office space for our principal executive office in East Brunswick, New Jersey, for which the lease expires in December 2013. We also lease pier facilities and approximately 16,000 square feet of office space in Seattle, Washington. This lease expires in October 2008 with a renewal option for one additional five-year term.

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

ITEM 1A.        RISK FACTORS.

Risks Inherent in Our Business

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

On November 11, 2005, one of our double-hulled tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage. The submerged debris was determined to be a service platform which collapsed during Hurricane Rita in September 2005. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. Although the final amount has not been determined, we believe much of the oil escaped into the ocean.

Our affiliate, EW Transportation LLC, and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering of our common units. EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000 and are pursuing settlement of the other case. We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

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

In addition, we operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. For example, movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. In those same regions, movements of black oil products and certain clean oil products, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably mild winters can result in significantly lower demand for heating oil in the northeastern United States. Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions. In addition, unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling. Seasonality could materially affect our business, financial condition and results of operations in the future.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified, repealed or waived.

We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels built and registered in the United States and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our common units and other partnership interests. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. For information about the Jones Act and other maritime laws, please read “Regulation - Coastwise Laws” in Item 1 of this report.

In the past, interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S.-flag vessels under the Jones Act and cargo preference laws. We believe that interest groups may continue efforts to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S.-flag vessels. If these efforts are successful, it could result in increased competition, which could reduce our revenues and cash available for distribution.

The Secretary of the Department of Homeland Security is vested with the authority and discretion to waive the coastwise laws to such extent and upon such terms as he may prescribe whenever he deems that such action is necessary in the interest of national defense. In response to the effects of Hurricane Katrina, the Secretary of the Department of Homeland Security waived the coastwise laws generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In addition, the Secretary of the Department of Homeland Security has waived without a specific termination date the coastwise laws generally for the transportation of petroleum released from the Strategic Petroleum Reserve undertaken in response to circumstances arising from Hurricane Katrina. Any waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could reduce our revenues and cash available for distribution.

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow by expanding our business in the East, West and Gulf Coast regions and to expand into other geographic markets. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. Two customers accounted for 20% and 15%, respectively, of our consolidated revenues for fiscal 2006. If we were to lose either of these customers or if either of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

During fiscal 2006, we derived approximately 21% of our revenue from single voyage charters. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

We may not be able to renew time charters, consecutive voyage charters, contracts of affreightment and bareboat charters when they expire.

We received approximately 79% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2006. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, our profitability may be adversely affected.

We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution.

Tank vessels are subject to the requirements of the Oil Pollution Act of 1990, or OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. As of June 30, 2006, approximately 67% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90. The remaining 33% (except for one 75,000-barrel vessel which will phase out in January 2009) will be in compliance with OPA 90 until January 2015. The capacity of certain of our single-hull vessels has already been effectively replaced by double-hull vessels placed into service in the past two years. We estimate that the current cost to replace our remaining single hull capacity with newbuildings or by retrofitting certain of our existing vessels ranges from $88.0 million to $92.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors.

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $15.3 million per year to drydock and maintain our tank vessels’ operating capacity. Periodically, we will also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

Please read “—Risks Related to Our Common Units—In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted” for information about our requirement to deduct estimated maintenance capital expenditures in calculating our available cash from operating surplus.

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

Increasingly stringent federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the Department of Transportation, the Department of Homeland Security, the National Transportation Safety Board and the U.S. Customs Service, and to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

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

We depend upon unionized labor for the provision of our services in certain geographic areas. Any work stoppages or labor disturbances could disrupt our business in those areas.

Certain of our seagoing personnel, comprising 51% of our total workforce, are employed under a contract with a division of the International Longshoreman’s Association that expires on June 30, 2008. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Some of our employees are covered by provisions of federal statutory and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we may have greater exposure for claims made by these employees.

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

Risks Related to Our Common Units

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

Affiliates of our general partner indirectly own the 2% general partner interest and a 41.1% limited partner interest in us and own and control the general partner of our general partner. Conflicts of interest may arise between K-Sea General Partner L.P. and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•       our general partner is allowed to take into account the interests of parties other than us, such as our affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

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

•       in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to hasten the expiration of the subordination period;

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

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of its general partner and will have no right to elect our general partner or the board of directors of its general partner on an annual or other continuing basis. The board of directors of the general partner of our general partner is chosen by its members.

Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our affiliates currently own sufficient units to be able to prevent the general partner’s removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner during the subordination period because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distributions on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters. As described above under “—Risks Inherent in Our Business—We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution,” the partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual expenditures, which could reduce the amount of available cash for distribution.

In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

Our partnership agreement requires us to deduct estimated maintenance capital expenditures from operating surplus each quarter, as opposed to actual maintenance capital expenditures, in order to reduce disparities in operating surplus caused by the fluctuating level of maintenance capital expenditures, such as drydocking. Because of the substantial capital expenditures we intend to make by January 1, 2015 to replace the operating capacity of our single-hull vessels, our annual estimated maintenance capital expenditures for purposes of calculating operating surplus also includes $2.5 million to reduce the fluctuation in operating surplus that would otherwise be caused by the required expenditures.

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

Please read “—Risks Inherent in Our Business—We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution” for information regarding substantial expenditures that we must make to maintain the operating capacity of our fleet.

We may issue additional common units without the approval of unitholders, which would dilute unitholders’ ownership interests.

During the subordination period, without the approval of our unitholders, our general partner may cause us to issue up to 2,082,500 additional common units. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

•       the issuance of common units in connection with acquisitions or capital improvements that increase cash flow from operations per unit on a pro forma or estimated pro forma basis;

•       issuances of common units to repay indebtedness, the cost of which to service is greater than the distribution obligations associated with the units issued in connection with the repayment of the indebtedness;

•       the redemption of common units from the net proceeds of an issuance of common units;

•       the conversion of subordinated units into common units;

•       the conversion of units of equal rank with the common units into common units under some circumstances; issuances of common units under our employee benefit plans;

•       the conversion of the general partner interest and the incentive distribution rights into common units as a result of the withdrawal or removal of our general partner; or

•       the combination or subdivision of common units.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•       our unitholders’ proportionate ownership interest in us will decrease;

•       the amount of cash available for distribution on each unit may decrease;

•       because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•       the relative voting strength of each previously outstanding unit may be diminished; and

•       the market price of the common units may decline.

After the end of the subordination period, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time.

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

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Cost reimbursements due our general partner and its affiliates will reduce cash available for distribution to unitholders.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. In addition, our general partner and its affiliates may provide us with other services for which the general partner or its affiliates may charge us fees. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to unitholders.

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

As a limited partner in a partnership organized under Delaware law, a unitholder could be held liable for our obligations to the same extent as a general partner if such unitholder participates in the “control” of our business. Our general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.

Restrictions in our debt agreements may prevent us from engaging in some beneficial transactions or paying distributions.

As of June 30, 2006, we had outstanding debt of $193.4 million. Our payment of principal and interest on the debt will reduce cash available for distribution on our units. Our credit agreement prohibits the payment of distributions after the occurrence of the following events, among others, and receipt of notice from our lenders:

•       failure to pay any principal, interest, fees, expenses or other amounts when due;

•       default under any vessel mortgage;

•       failure to notify the lenders of any oil spill or discharge of hazardous material, or of any action or claim related thereto;

•       breach or lapse of any insurance with respect to the vessels;

•       breach of certain financial covenants;

•       breach by our general partner or any of our subsidiaries of the guarantees issued under our new credit agreement;

•       failure to observe any other agreement, security instrument, obligation or covenant beyond specified cure periods in certain cases;

•       default under other material indebtedness of our operating partnership, our general partner or any of our subsidiaries;

•       bankruptcy or insolvency events involving us, our general partner or any of our subsidiaries;

•       failure of any representation or warranty to be materially correct;

•       a change of control, as defined in the applicable agreement;

•       a material adverse effect, as defined in the applicable agreement, occurs relating to us or our business; and

•       a judgment against us, our general partner or any of our subsidiaries in excess of certain allowances and not covered by insurance.

Any subsequent refinancing of our current debt or any new debt could have similar restrictions.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders so long as the third party satisfies the citizenship requirements of the Jones Act. Furthermore, there is no restriction in the partnership agreement on the ability of the partners of our general partner from transferring their respective partnership interests in our general partner to a third party that satisfies the citizenship requirements of the Jones Act. The new partners of our general partner would then be in a position to replace the board of directors and officers of the general partner of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

Our affiliates may engage in activities that compete directly with us.

Pursuant to the omnibus agreement entered into in connection with the initial public offering of our common units, certain of our affiliates have agreed not to engage, either directly or indirectly, in the business of providing refined petroleum product marine transportation, distribution and logistics services in the United States to the extent such business generates qualifying income for federal income tax purposes. The omnibus agreement does not prohibit the equity owners of our affiliates from owning assets or engaging in businesses that compete directly or indirectly with us.

Tax Risks

The IRS could treat us as a corporation for tax purposes, which would substantially reduce cash available for distribution to unitholders.

The federal income tax benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. If less than 90% of our gross income for any taxable year is “qualifying income” from transportation or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, we will be a “publicly traded partnership” under Section 7704 of the Internal Revenue Code and taxable as a corporation for federal income tax purposes for that taxable year and all subsequent years. The IRS has not provided any ruling on this matter. If we were treated as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 35%, distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.

Current law may change and cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be decreased to reflect the impact of that law on us. Finally, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on us, the cash available for distribution to unitholders would be reduced.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for our common units, and the costs of any contest will be borne by us and, therefore, indirectly by our unitholders and our general partner.

The IRS has not provided any ruling with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel’s conclusions expressed in this prospectus. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which common units trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Unitholders will be required to pay federal income taxes and, in some cases, state, local, and foreign income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be different than expected.

If a unitholder sells his common units, that unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased the unitholder’s tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the unitholder’s tax basis in that common unit, even if the price the unitholder receives is less than the unitholder’s original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to unitholders. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of common units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

We registered as a tax shelter under prior law. This may increase the risk of an IRS audit of us or a unitholder.

Prior to the enactment of the American Jobs Creation Act of 2004, certain types of entities were required to register with the IRS as “tax shelters,” based on a perception that those entities might claim tax benefits that were unwarranted. We registered as a tax shelter under such prior law. The American Jobs

Creation Act of 2004 repealed the tax shelter registration requirement and replaced it with a regime that requires reporting, and will likely require registration, of certain “reportable transactions.” We do not expect to engage in any reportable transactions. Nevertheless, our registration as a tax shelter under prior law, or our future participation in a reportable transaction, might increase the likelihood that we will be audited, and any such audit might lead to tax adjustments.

Should our tax returns be audited, any adjustments to our tax returns may lead to adjustments to our unitholders’ tax returns and may lead to audits of unitholders’ tax returns. Our unitholders’ would be responsible for the consequences of any  audits to their tax returns.

We treat each purchaser of common units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholders’ tax returns.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Alaska, New York, New Jersey, Washington and Virginia, all of which impose a state income tax. We currently conduct certain operations in Puerto Rico, Canada and Venezuela in a manner that we believe does not subject unitholders to direct liability to pay tax or file returns in those countries, but there can be no assurance that we will conduct our foreign operations in this manner in the future. Taxes we pay with respect to our foreign operations reduce the cash flow available for distribution to you. We may do business or own property in other states or foreign countries in the future. It is the responsibility of unitholders to file all federal, state, local, and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

We conduct a portion of our operations through subsidiaries that are, or are treated as, corporations for federal income tax purposes. Currently, those operations consist primarily of our bunkering activities and our operation of a Canadian flagged vessel. We may elect to conduct additional operations in corporate form in the future. These corporate subsidiaries will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to you. If the IRS were to successfully assert that these corporate subsidiaries have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to you would be further reduced.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

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

In November 2005, one of our tank barges struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. Although the final amount has not been determined, we believe much of the oil escaped into the ocean. However, according to the National Oceanic and Atmospheric Administration, the likelihood of shoreline impact from the incident is low. We maintain significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believe that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Units, Distributions and Related Unitholder Matters

Our common units have been listed on the New York Stock Exchange under the symbol “KSP” since January 9, 2004. Prior to January 9, 2004, our equity securities were not publicly traded. As of September 6, 2006, there were 5,754,900 outstanding common units, representing an aggregate 56.9% limited partner interest in us, which were held by 37 holders of record, representing approximately 5,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range		Cash
	High	Low	Distribution(1)
2006 Fiscal Year
Fourth Quarter Ended June 30, 2006	$33.67	$31.10	$0.62
Third Quarter Ended March 31, 2006	$35.56	$33.50	$0.60
Second Quarter Ended December 31, 2005	$37.25	$34.05	$0.59
First Quarter Ended September 30, 2005	$40.19	$34.31	$0.57
2005 Fiscal Year
Fourth Quarter Ended June 30, 2005	$37.00	$30.87	$0.56
Third Quarter Ended March 31, 2005	$37.88	$33.16	$0.54
Second Quarter Ended December 31, 2004	$35.21	$29.74	$0.54
First Quarter Ended September 30, 2004	$32.00	$25.55	$0.54

(1)          Distributions are shown for the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

The aggregate amount of distributions declared in respect of the 2006 and 2005 fiscal years on common units, the general partner interests, and subordinated units, totaled $24.4 million and $18.8 million, respectively.

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

Our ability to distribute available cash is contractually restricted by the terms of our credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our credit facilities. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended Credit Agreement” in Item 7 of this report.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of fiscal 2006.

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

	Years Ended June 30,
	2006	2005	2004	2003	2002
Income Statement Data:
Voyage revenue	$176,650	$118,811	$93,899	$83,942	$75,700
Bareboat charter and other revenue	6,118	2,583	1,900	3,753	3,387
Total revenues	182,768	121,394	95,799	87,695	79,087
Voyage expenses	37,973	24,220	16,339	14,151	11,395
Vessel operating expenses	77,325	49,296	38,809	36,326	32,684
General and administrative expenses	17,309	11,163	8,149	7,047	6,384
Depreciation and amortization	26,810	21,399	18,643	16,293	14,805
Net (gain) loss on sale of vessels	(313)	(264)	255	(275)	(422)
Total operating expenses	159,104	105,814	82,195	73,542	64,846
Operating income	23,664	15,580	13,604	14,153	14,241
Interest expense (income), net	10,118	5,949	6,370	8,808	7,519
Net loss (gain) on reduction of debt(1)	7,224	1,359	3,158	4	(377)
Other (income) expense, net	(64)	(27)	(253)	29	76
Income before provision (benefit) for income taxes	6,386	8,299	4,329	5,312	7,023
Provision (benefit) for income taxes(2)	484	163	(16,845)	340	549
Net income	$5,902	$8,136	$21,174	$4,972	$6,474
Net income per unit—basic	$0.60	$0.95	$2.26	$1.03	$1.34
—diluted	$0.60	$0.95	$2.25	$1.03	$1.34
Balance Sheet Data (at year end):
Vessels and equipment, net	$316,237	$235,490	$193,646	$145,520	$115,304
Total assets	383,028	273,262	228,144	178,328	184,730
Total debt	193,380	114,005	78,817	114,003	125,076
Partners’ capital/members’ equity	163,943	141,940	135,698	41,290	36,267
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$20,774	$24,163	$10,904	$13,235	$16,417
Investing activities	(105,398)	(55,901)	(59,167)	(240)	(52,291)
Financing activities	85,362	31,447	48,616	(12,984)	34,689
Other Financial Data:
Capital expenditures(3):
Maintenance	$13,753	$8,024	$7,957	$8,389	$7,405
Expansion	21,561	39,337	52,747	7,814	6,682
Total	$35,314	$47,361	$60,704	$16,203	$14,087
Construction of tank vessels	$20,702	$16,816	$16,512	$18,703	$12,994
Distributions declared per common unit in respect of the period	$2.380	$2.180	$0.955

	Years Ended June 30,
	2006	2005	2004	2003	2002
Operating Data:
Number of tank barges (at period end)	61	44	34	35	34
Number of tankers (at period end)	2	2	2	3	3
Number of tugboats (at period end)	41	25	19	18	17
Total barrel-carrying capacity (in thousands at period end)	3,357	2,561	2,410	2,309	2,079
Net utilization(4)	83%	85%	86%	87%	81%
Average daily rate(5)	$9,245	$8,734	$8,095	$7,468	$7,482

(1)           Fiscal 2006 and fiscal 2005 include losses of $7.2 million and $1.4 million, respectively, in connection with the restructuring of our revolving credit facility and repayment of certain term loans, including our Title XI debt in fiscal 2006. Fiscal 2004 includes a $3.2 million loss on prepayment of certain EW Transportation LLC debt using proceeds of our initial public offering. Fiscal 2002 includes a $0.6 million gain on reduction of subordinated debt (and related accrued interest) owed to the seller of a vessel we purchased in 1999. This reduction resulted from a customer’s exercise of an option to purchase the vessel, which was provided for in the 1999 purchase contract. Fiscal 2002 also includes $0.2 million in prepayment fees resulting from repayment of debt related to certain vessels that were sold during the year.

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

GENERAL

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business. We currently operate a fleet of 61 tank barges, 2 tankers and 41 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 3.4 million barrels of capacity, we believe we currently operate the largest coastwise tank barge fleet in the United States, as measured by barrel-carrying capacity.

Demand for our services is driven primarily by demand for refined petroleum products in the East, West and Gulf Coast regions of the United States. We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats. These services are generally provided under the following four basic types of contractual relationships:

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

SIGNIFICANT FISCAL 2006 EVENTS

Acquisition of Sea Coast Transportation

On October 18, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the membership interests in Sea Coast Transportation LLC (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”) pursuant to the terms and conditions of a Membership Interest Purchase Agreement dated August 23, 2005 among us, MRG and Saltchuk Resources, Inc. Also on October 18, 2005, Sea Coast acquired four tugboats from MRG. Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska. The aggregate purchase price for Sea Coast and the four tugboats comprised $77.0 million in cash and 125,000 common units representing limited partner interests in us. The common units were valued at $4.4 million, as of the closing date. We financed the cash portion of the purchase price through additional borrowings under our amended credit agreement. A registration statement on Form S-3 with respect to the resale of the common units issued to MRG was declared effective by the Securities and Exchange Commission in February 2006.

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

Barge Incident

On November 11, 2005, one of our tank barges, the DBL 152, struck a submerged service platform in the U.S. Gulf of Mexico that had collapsed during Hurricane Rita in September 2005. To ensure the safety of all people involved and to mitigate environmental damage, we initiated, and completed in January 2006, a detailed response plan in coordination with the United States Coast Guard, other federal and state agencies, our own personnel and response contractors. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. Although the final amount has not been determined, we believe much of the oil escaped into the ocean. However, according to the National Oceanic and Atmospheric Administration, the likelihood of shoreline impact from the incident is low.

The barge was declared a constructive total loss, and we have received the total $11.0 million insured value from our hull and machinery insurers. The excess of this insurance recovery over the net book value of the barge, totaling $0.4 million, is included as a net gain on disposal of vessel in our consolidated statements of operations for the year ended June 30, 2006.

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

•       Coastwise and local trades.   Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid-Atlantic states to points as far north as Canada and as far south as Cape Hatteras, from points within the Gulf Coast region to other points within that region or to the Northeast, and to and from points on the West Coast of the United States and Alaska. We also own two non-Jones Act tank barges that transport petroleum products internationally. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade, as used generally for Jones Act purposes, would include our coastwise and local trades.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2006	2005	2004
Voyage revenue	$176,650	$118,811	$93,899
Bareboat charter and other revenue	6,118	2,583	1,900
Total revenues	182,768	121,394	95,799
Voyage expenses	37,973	24,220	16,339
Vessel operating expenses	77,325	49,296	38,809
% of net voyage revenue(a)	55.8%	52.1%	50.0%
General and administrative expenses	17,309	11,163	8,149
% of net voyage revenue(a)	12.5%	11.8%	10.5%
Depreciation and amortization	26,810	21,399	18,643
Net (gain) loss on sale of vessels	(313)	(264)	255
Operating income	23,664	15,580	13,604
% of net voyage revenue(a)	17.1%	16.5%	17.5%
Interest expense, net	10,118	5,949	6,370
Net loss on reduction of debt	7,224	1,359	3,158
Other (income) expense, net	(64)	(27)	(253)
Income before provision (benefit) for income taxes	6,386	8,299	4,329
Provision (benefit) for income taxes	484	163	(16,845)
Net income	$5,902	$8,136	$21,174
Net voyage revenue by trade
Coastwise
Total tank vessel days	9,430	6,691	6,055
Days worked	8,467	6,035	5,346
Scheduled drydocking days	403	142	338
Net utilization	90%	90%	88%
Average daily rate	$11,967	$11,369	$10,230
Total coastwise net voyage revenue	$101,324	$68,610	$54,689
Local
Total tank vessel days	8,537	6,084	5,032
Days worked	6,534	4,795	4,235
Scheduled drydocking days	317	263	267
Net utilization	77%	79%	84%
Average daily rate	5,717	5,418	$5,400
Total local net voyage revenue	$37,353	$25,981	$22,871
Tank vessel fleet
Total tank vessel days	17,967	12,775	11,087
Days worked	15,001	10,830	9,581
Scheduled drydocking days	720	405	605
Net utilization	83%	85%	86%
Average daily rate	$9,245	$8,734	$8,095
Total fleet net voyage revenue	$138,677	$94,591	$77,560

(a)           Net voyage revenue is a non-GAAP measure which is defined above under “Definitions” and reconciled to Voyage revenue, the nearest GAAP measure,  under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Fiscal Year Ended June 30, 2006 Compared to the Fiscal Year Ended June 30, 2005

Voyage Revenue and Voyage Expenses

Voyage revenue was $176.7 million for the fiscal year ended June 30, 2006, an increase of $57.9 million, or 49%, as compared to voyage revenue of $118.8 million for the fiscal year ended June 30, 2005. Voyage expenses were $38.0 million for the fiscal year ended June 30, 2006, an increase of $13.8 million, or 57%, as compared to voyage expenses of $24.2 million for the fiscal year ended June 30, 2005.

Net Voyage Revenue

Net voyage revenue was $138.7 million for the fiscal year ended June 30, 2006, an increase of $44.1 million, or 47%, as compared to net voyage revenue of $94.6 million for the fiscal year ended June 30, 2005. In our coastwise trade, net voyage revenue was $101.3 million for the fiscal year ended June 30, 2006, an increase of $32.7 million, or 48%, as compared to $68.6 million for the fiscal year ended June 30, 2005.  Net utilization in our coastwise trade remained constant at 90% for each fiscal year. The acquisition of Sea Coast in October 2005 resulted in increased coastwise net voyage revenue of $23.0 million in fiscal 2006, compared to fiscal 2005. Other increases for the year ended June 30, 2006 included $14.0 million in coastwise net voyage revenue resulting from an increase in days worked by the following vessels:  (1) the DBL 78, which was placed in service in June 2005, (2) the KTC 50, which was placed in service in January 2005, (3) the Spring Creek, which was in shipyard for most of the fiscal 2005 second quarter in preparation for a new time charter which commenced in January 2005, (4) the DBL 103, which was placed in service in January 2006, (5) the McCleary’s Spirit, a Canadian-flag vessel which was purchased in October 2005, and (6) the DBL 155, which returned to service in September 2004 after its double-hulling. These increases were partially offset by a $7.2 million decrease in coastwise net voyage revenue during fiscal 2006 resulting from the phase-out of the KTC 90 and KTC 96 in December 2004, and the loss of the DBL 152 as discussed above under “Significant Fiscal 2006 Events—Barge Incident”. Coastwise net voyage revenue also benefited from a 5% increase in average daily rates to $11,967 for the year ended June 30, 2006 from $11,369 for the year ended June 30, 2005, which accounted for approximately $3.6 million of increased net voyage revenue. Coastwise average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.

Net voyage revenue in our local trade for the year ended June 30, 2006 increased by $11.4 million, or 44%, to $37.4 million from $26.0 million for the year ended June 30, 2005. The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $5.8 million for fiscal 2006. Additionally, local net voyage revenue increased by $3.0 million during the year ended June 30, 2006 due to the increased number of work days for vessels acquired in our Norfolk acquisition in December 2004. The newbuild barges DBL 28 and DBL 29, delivered during the third and fourth quarters of fiscal 2006, contributed $0.8 million of net voyage revenue. Net utilization in our local trade was 77% for the year ended June 30, 2006, compared to 79% for the year ended June 30, 2005. Average daily rates in our local trade increased 6% to $5,717 for the year ended June 30, 2006 from $5,418 for the comparative prior year, positively impacted by higher charter rates resulting from strong market conditions, which accounted for approximately $1.4 million of increased net voyage revenue.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $6.1 million for the fiscal year ended June 30, 2006, compared to $2.6 million for the fiscal year ended June 30, 2005. Of this $3.5 million increase, $1.5 million resulted from increased revenue from our water treatment plant in Norfolk, and an additional $1.8 million was generated by outside chartering of tank barges by Sea Coast.

Vessel Operating Expenses

Vessel operating expenses were $77.3 million for the fiscal year ended June 30, 2006, an increase of $28.0 million, or 57%, as compared to $49.3 million for the fiscal year ended June 30, 2005. Vessel operating expenses as a percentage of net voyage revenue increased to 55.8% for the fiscal year ended June 30, 2006 from 52.1% for the fiscal year ended June 30, 2005,  resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005. Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses. The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense. Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above, an additional tugboat purchased in October 2005, and integration of the additional vessels purchased in December 2004. Insurance costs and vessel repairs and supplies also increased as a result of the operation of the larger number of vessels. Outside towing expense increased by $1.8 million due to the need for additional tugboats to satisfy increased demand for our tank vessels, and to replace certain of our tugboats during coupling and re-powering projects.

Depreciation and Amortization

Depreciation and amortization was $26.8 million for fiscal 2006, an increase of $5.4 million, or 25%, as compared to $21.4 million for the fiscal year ended June 30, 2005. The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, plus $0.7 million in amortization of certain intangible assets acquired in our acquisition of Sea Coast.

General and Administrative Expenses

General and administrative expenses were $17.3 million for the fiscal year ended June 30, 2006, an increase of $6.1 million, or 54%, as compared to general and administrative expenses of $11.2 million for the fiscal year ended June 30, 2005. As a percentage of net voyage revenue, general and administrative expenses increased to 12.5% for the fiscal year ended June 30, 2006 from 11.8% for the fiscal year ended June 30, 2005. The $6.1 million increase reflected $4.7 million of increased personnel and facilities costs in support of our growth, including the Norfolk and Sea Coast acquisitions, and $0.3 million in costs related to a cancelled bond offering.

Interest Expense, Net

Net interest expense was $10.1 million for the year ended June 30, 2006, or $4.2 million higher than the year ended June 30, 2005. The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with the Norfolk vessel acquisitions in fiscal 2005, the Sea Coast acquisition in October 2005, and higher average interest rates.

Loss on Reduction of Debt

In connection with the redemption of the Title XI bonds, as described under “Title XI Bonds” below, we made a make-whole payment of $4.0 million. After writing off $2.7 million in unamortized deferred financing costs relating to these bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million. We recorded an additional $0.3 million of loss on reduction of debt in April 2006 resulting from the write-off of deferred financing costs relating to a downsizing of our revolving credit facility.

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005, we incurred a $1.4 million loss on reduction of debt. Included in this amount was

$1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

Provision (Benefit) For Income Taxes

For fiscal 2006, our effective tax rate increased to 7.6%, compared to 2.0% in fiscal 2005, owing to an increased amount of non U.S. taxes incurred relative to our operations in Puerto Rico, Venezuela and Canada. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries.

Net Income

Net income was $5.9 million for the fiscal year ended June 30, 2006, a decrease of $2.2 million compared to net income of $8.1 million for the fiscal year ended June 30, 2005. This decrease resulted primarily from the $7.2 million loss on reduction of debt, the $4.2 million increase in interest expense, net, and the $0.3 million increase in the provision for income taxes, which were partially offset by the $8.1 million increase in operating income. The year ended June 30, 2005 included a $1.4 million loss on reduction of debt.

Fiscal Year Ended June 30, 2005 Compared to the Fiscal Year Ended June 30, 2004

Voyage Revenue and Voyage Expenses

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

Loss on Reduction of Debt

In connection with the refinancing of our revolving credit facility and repayment of certain term loans in March 2005 as described below in “Liquidity and Capital Resources—Amended Credit Agreement” and “—Other Term Loans,” we incurred $1.4 million in loss on reduction of debt. Included in this amount was $1.1 million in deferred financing costs related to the repaid debt that were written off, and $0.3 million of prepayment costs.

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

Provision (Benefit) For Income Taxes

For fiscal 2005, our effective tax rate was 2.0%, as compared to 16.5% (exclusive of the benefit discussed in the following paragraph) in fiscal 2004. The periods prior to our initial public offering on January 14, 2004 relate to our predecessor. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, and local corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries. Our effective tax rate for the fiscal year ended June 30, 2005 was lower than the rate for the fiscal year ended June 30, 2004 because a smaller portion of our pretax income was provided by our operating partnership’s corporate subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows.   Net cash provided by operating activities was $20.8 million in fiscal 2006, $24.2 million in fiscal 2005 and $10.9 million in fiscal 2004. The decrease of $3.4 million in fiscal 2006, compared to fiscal 2005, resulted primarily from a $4.9 million increase in drydocking expenditures and a

$3.8 million negative impact from changes in operating working capital, partially offset by the improved operating income, after adjusting for non-cash expenses such as depreciation and amortization. The increase of $13.3 million in fiscal 2005, compared to fiscal 2004, also resulted primarily from improved operating income, after adjusting for non-cash expenses such as depreciation and amortization, and a $3.1 million positive impact from changes in operating working capital. The positive impact from working capital resulted mainly from increased accounts payable due to increased operating costs of a larger fleet, partially offset by increases in prepaid expenses such as fuel supplies and insurance premiums.

Investing Cash Flows.   Net cash used in investing activities totaled $105.4 million in fiscal 2006, $55.9 million in fiscal 2005 and $59.2 million in fiscal 2004. The primary elements of these activities were acquisitions of vessels and companies, construction of new vessels and retrofitting of existing ones. We spent $76.5 million in cash, net, to acquire Sea Coast Transportation LLC (see below) in October 2005. Additionally, we spent $13.1 million, $30.7 million and $34.1 million on acquisitions of existing vessels in fiscal 2006, 2005 and 2004, respectively. During fiscal 2006, we acquired an 85,000-barrel integrated tug-barge unit for approximately $13.1 million, including transaction costs. During fiscal 2005, we acquired ten tank barges and seven tugboats from Bay Gulf Trading Company, Ltd. of Norfolk, Virginia and its affiliates. The purchase price of $20.9 million (excluding acquisition-related costs), included a water treatment facility in Norfolk. The fiscal 2005 acquisitions included the Norfolk vessels and also the DBL 78, which was acquired in June 2005. Construction expenditures for our tank vessel newbuilding program and rebuilding projects totaled $20.7 million in fiscal 2006, $16.8 million in fiscal 2005 and $26.5 million in fiscal 2004. Such construction expenditures in fiscal 2004 were funded by $10.7 million of withdrawals from our Title XI reserve account, which had been established with the proceeds of our original Title XI borrowings in 2002. Other capital expenditures of $9.1 million in fiscal 2006, $9.0 million in fiscal 2005 and $9.5 million in fiscal 2004 related primarily to repowering of, and installation of coupling systems on, certain tugboats, and expenditures related to upgrading the vessels acquired in December 2004. Capital expenditures made in the normal course of business are generally financed by cash from operations and, where necessary, borrowings under our revolving credit agreement.

Financing Cash Flows.   Net cash provided by financing activities was $85.4 million in fiscal 2006, $31.4 million in fiscal 2005, and $48.6 million in fiscal 2004. In fiscal 2006, our primary financing activities were the issuance of $109.4 million in new term loans and $34.0 million in gross proceeds from the sale of 950,000 common units in October 2005. These proceeds were used to finance the Sea Coast acquisition and other investing activities described above. Additionally, we paid $36.8 million to redeem the principal balance of the Title XI bonds, and made $23.0 million of distributions to partners. We also amended our revolving credit facility (see “—Amended Credit Agreement” below) and increased our credit line borrowings by $6.9 million.

As a result of a restructuring of our financial agreement for the Title XI bonds in January 2004, we were required to make monthly reserve fund deposits which were used to make semi-annual debt service payments. The principal portion of such deposits, which are reflected as principal payments to Title XI reserve funds, were $0.7 million, $1.6 million and $0.7 million for fiscal 2006, 2005 and 2004, respectively. When we redeemed the Title XI bonds in November 2005, the balance of the Title XI reserve funds, totaling $2.9 million which are reflected as proceeds from Title XI reserve funds in Investing Cash Flows, was returned to us. For more information, please read “—Title XI Borrowings” below.

During fiscal 2005, we increased our credit line borrowings and term loans by a net of $36.8 million, primarily to finance vessel acquisitions. We also paid $18.2 million in distributions to our unitholders in fiscal 2005. In March 2005, we signed a new five-year $80.0 million credit agreement with a syndicate of banks, which replaced our then-existing $47.0 million credit agreement, which was repaid and terminated. On June 1, 2005, we issued and sold 500,000 common units in a private placement for gross proceeds of $16.0 million.

During fiscal 2004, we completed our initial public offering and used the gross proceeds to pay down term loans and credit line borrowings (including prepayment costs) that had been contributed to us by our predecessor, to pay underwriting fees, professional fees and other offering expenses, and to redeem the 665,000 common units received by our predecessor in connection with the transfer of net assets to us concurrent with the initial public offering. Also in fiscal 2004, we entered into $36.0 million of new term loans to finance the purchase of the DBL 140/Lincoln Sea and the DBL 105 rebuilding project. Finally, we paid $3.7 million in distributions to partners in fiscal 2004.

Oil Pollution Act of 1990.   Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. At June 30, 2006, approximately 67% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder (except one 75,000-barrel vessel which phases out in January 2009) will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures.   Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $14.5 million per year to drydock and maintain our tank vessels’ operating capacity. We expect such expenditures to approximate $14.4 million in fiscal 2007. In addition, we anticipate that we will spend $0.8 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 3 to the table in “Selected Financial Data” in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2006	2005	2004
Maintenance capital expenditures	$13,753	$8,024	$7,957
Expansion capital expenditures (including vessel acquisitions)	21,561	39,337	52,747
Total capital expenditures	$35,314	$47,361	$60,704
Construction of tank vessels	$20,702	$16,816	$16,512

In August 2005, we signed an agreement to construct two additional 28,000-barrel tank barges. One was delivered in August 2006 while the other is expected to be delivered in the second quarter of fiscal 2007. In November 2005, we signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007. These three vessels are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $24 million. In June 2006, we signed an agreement to construct an additional four new 28,000-barrel tank barges that are expected to be delivered in the first and second quarters of fiscal 2008. Also in August 2006, we signed an agreement to construct two 80,000-barrel tank barges that are expected to be delivered in the second and third quarters of fiscal 2008. These six vessels are expected to cost, in the aggregate and after addition of certain special equipment, approximately $50 million. We expect to finance these newbuildings from borrowings and cash from operations.

Additionally, we intend to retire, retrofit or replace 31 (including three chartered-in) single-hull tank vessels by December 2014, which at June 30, 2006 represented approximately 33% of our barrel-carrying capacity. The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years. We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels would range from $88.0 million to $92.0 million. This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise. We are currently evaluating the most cost-effective means to replace this capacity.

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

We believe that cash flows from operations and borrowings under our credit agreement, described under “—Amended Credit Agreement” below, will be sufficient to meet our liquidity needs for the next 12 months.

Amended Credit Agreement.   In March 2005, we entered into a new five-year $80.0 million revolving credit agreement with a syndicate of banks. The new credit agreement replaced our then-existing $47.0 million revolving credit agreement, which was repaid and terminated. On October 18, 2005, to partially finance the acquisition of Sea Coast (see “—Significant Fiscal 2006 Events” above), we amended our revolving credit agreement to increase the available borrowings to $120.0 million, of which $77.0 million was drawn down to pay the cash portion of the purchase price. On November 29, 2005, to fund the redemption of its Title XI bonds (see “Title XI Bonds” below), we further amended the revolving credit agreement to increase the maximum borrowings to $155.0 million. On April 3, 2006, we used the net proceeds from the issuance of $80.0 million in new term loans to repay outstanding borrowings under the revolving credit agreement, and further amended it to reduce the available borrowings, to release certain vessels from the collateral pool, and to reduce certain covenant requirements.

The amended credit agreement provides for available borrowings of $75.0 million, contains a $20.0 million sublimit for letters of credit and allows us to request an increase in the total borrowing availability by up to $25.0 million, up to a maximum of $100.0 million, so long as no default or event of default has occurred and is continuing. Obligations under the amended credit agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of our vessels having an orderly liquidation value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding. Borrowings under the amended credit agreement bear interest, at our option, at a rate per annum equal to (a) the greater of the prime rate and the federal funds rate plus 0.5% (a “base rate loan”), or (b) 30-day London Interbank Offered Rate (“LIBOR”) plus a margin based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. We also incur commitment fees, payable quarterly, on the unused amount of the facility. The following table summarizes the rates of interest and commitment fees under the amended credit agreement:

Ratio of Total Funded Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Less than 2.00 : 1.00	0.825%	0.00%	0.150%
Greater than or equal to 2.00 : 1.00 and less than 2.50 : 1.00	1.075%	0.00%	0.150%
Greater than or equal to 2.50 : 1.00 and less than 3.00 : 1.00	1.325%	0.00%	0.200%
Greater than or equal to 3.00 : 1.00 and less than 3.50 : 1.00	1.575%	0.00%	0.200%
Greater than or equal to 3.50 : 1.00	1.825%	0.25%	0.300%

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

•       the maintenance of the following financial ratios (all as defined in the agreement):

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

The amended credit agreement contains customary events of default. If a default occurs and is continuing, we must repay all amounts outstanding under the agreement. As of June 30, 2006, outstanding borrowings under the amended credit agreement totaled $54.0 million, none of which was related to borrowings for working capital purposes.

Other Term Loans.   On April 3, 2006, we entered into an agreement with a lending institution to borrow $80.0 million, for which we pledged six tugboats and six tank barges as collateral. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $79.7 million as of June 30, 2006. Also on April 3, 2006, we entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80.0 million of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans. This swap will result in a fixed interest rate on the Notes of 6.6275% for their seven-year term. This swap contract has been designated as a cash flow hedge. Therefore, the unrealized gain of $1.1 million related to the change in fair value of the swap contract as of June 30, 2006 has been reflected in other comprehensive income. We used the proceeds of these loans to repay indebtedness under our amended credit agreement.

On December 19, 2005, one of our subsidiaries entered into a seven year Canadian dollar term loan to refinance purchase of an integrated tug-barge unit. The proceeds of $13.0 million were used to repay borrowings under the amended revolving credit agreement which had been used to finance purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 84 monthly installments of CDN 136,328 with the remaining principal amount payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total $13.3 million as of June 30, 2006.

In May 2006, we entered into an agreement to borrow up to $23.0 million to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. During the construction period, the loan bears interest at 30-day LIBOR plus 1.40%; interest only is payable monthly through the earlier of May 12, 2007 or delivery of the final tank barge. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges and (during the construction period only) 13 other tank vessels. Borrowings outstanding on this loan total $5.4 million at June 30, 2006.

In March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $65,500 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $10.7 million at June 30, 2006.

In March 2005, we entered into a three-year term loan in the amount of $11.7 million to refinance an existing loan. Our obligations under this agreement are secured by a first priority security interest in three vessels. The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%. The loan agreement contains events of default and covenants that are customary for facilities of this type. Borrowings outstanding on this loan total $10.7 million at June 30, 2006.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107,143 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $17.9 million at June 30, 2006.

To finance the January 2004 acquisition of a 140,000-barrel capacity double-hull tank barge and related tugboat, we entered into a seven-year, $25.0 million term loan. To finance the rebuilding of the DBL 105 and the retrofitting of the DBL 155, we entered into an agreement with a financial institution in May 2004 to provide $20.0 million of term loans to permanently finance these vessels upon completion of the respective projects. These term loans were repaid in March 2005 upon closing of the new revolving credit agreement, and a net loss of $1.4 million, representing prepayment fees and writeoff of the related deferred financing costs, was recorded in connection with this restructuring.

Title XI Borrowings.   On June 7, 2002, to provide financing for four newbuild tank vessels, we privately placed $40.4 million of bonds (“Title XI bonds”), which were guaranteed by the Maritime Administration of the U.S. Department of Transportation, or MARAD, pursuant to Title XI of the Merchant Marine Act of 1936. The proceeds of $39.1 million, net of certain closing fees, were deposited in a reserve account with the U.S. Department of the Treasury and used to fund construction of the related vessels. On November 29, 2005, we redeemed the outstanding $36.8 million principal balance of bonds, paid $0.8 million of accrued interest, and made a make-whole payment of $4.0 million as required under the trust indenture. We funded the redemption using funds from our revolving credit agreement. After writing off $2.7 million in unamortized deferred financing costs, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million. Retirement of the Title XI bonds improved our borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

Restrictive Covenants.   The agreements governing our amended credit facility and term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization and loss on reduction of debt, as defined)

Issuances of Common Units.   On October 14, 2005, we sold 950,000 common units in a public offering under our shelf registration statement. The net proceeds of $33.1 million from the offering, after payment of underwriting discounts and commissions but before payment of expenses, were used to repay borrowings under our amended credit agreement. On October 18, 2005, we issued 125,000 units to the seller in connection with our acquisition of Sea Coast (see“—Significant Fiscal 2006 Events” above). On June 1, 2005, we issued and sold 500,000 common units in a private placement for proceeds of $16.0 million, before expenses associated with the offering. A shelf registration statement with respect to the Sea Coast issuance and the June 2005 private placement was declared effective by the Securities and Exchange Commission in February 2006.

Contractual Obligations and Contingencies.   Our contractual obligations at June 30, 2006 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt and capital lease obligations	$193,380	$7,745	$25,152	$70,453	$90,030
Operating lease obligations	10,375	3,948	5,089	702	636
Purchase obligations(1)	57,055	34,370	22,685	—	—
	$260,810	$46,063	$52,926	$71,155	$90,666

(1)          Capital expenditures relating to shipyard payments for the construction of one new 100,000-barrel double-hull tank barge, two new 80,000-barrel double-hull tank barges, and six new 28,000-barrel double-hull tank barges.

Certain executive officers of K-Sea General Partner GP LLC have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. Each of these employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30 days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for an aggregate base annual salary of $850,000. In addition, each employee is eligible to receive an annual bonus award based upon our consolidated financial performance. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation.

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

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York, have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. An industry group in which we and EW Transportation Corp. participate is working towards an agreement in principle with the New York taxing authority on a calculation methodology for the PBT. We have accrued our estimated liability using the calculation methodology under discussion. In accordance with the agreements entered into in connection with our initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the initial public offering) is a retained liability of our predecessor.

Inflation

During the last three years, inflation has had a relatively minor effect on our financial results. Our contracts generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed through to our customers.

Related Party Transactions

We lease our Staten Island office and pier facilities from, and charter certain vessels to, affiliates of an employee. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 8 to our audited consolidated financial statements included elsewhere in this report.

KSP Investors A L.P., KSP Investors B L.P., and KSP Investors C L.P. and their controlled affiliates have agreed to indemnify us for claims associated with certain retained liabilities. For more information regarding the indemnification obligations and other related party transactions, please read “Certain Relationships and Related Transactions” in Item 13 of this report.

Seasonality

We operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season. In certain regions, movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States. Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions. The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability. The acquisition of Sea Coast provides seasonal diversity primarily relating to its Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions.

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

Depreciation

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—ten to twenty years; and pier and office equipment—five years. For single-hull tank vessels, these useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. Also included in vessels are drydocking expenditures that are capitalized and amortized over three years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. To date, our experience confirms that these policies are reasonable, although there may be events or changes in circumstances in the future that indicate the recovery of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value by appraisal. Our assumptions and estimates would include, but not be limited to, the estimated fair market value of the assets and their estimated future cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” We adopted FASB 123(R) as of July 1, 2005, and account for our restricted unit awards under the new standard. To date, no unit options have been granted. The adoption did not have a material impact on our financial position, results of operations or cash flows.

On April 4, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 as of June 30, 2006, and such adoption did not have a significant impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing FIN 48 and believe the adoption of FIN 48 will not have a material impact on our financial condition, results of operations or liquidity.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. After considering the interest rate swap agreement discussed below, as of June 30, 2006 approximately $105.4 million of our long-term debt bears interest at fixed interest rates ranging from 6.25% to 6.63%. Borrowings under our amended credit agreement and certain other term loans, totaling $88.0 million at June 30, 2006, bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate. Based on our total outstanding floating rate debt as of June 30, 2006, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.9 million annually.

We utilize an interest rate swap to reduce our exposure to market risk from changes in interest rates. The primary objective of this contract is to reduce the aggregate risk of higher interest costs associated with variable rate debt. The interest rate swap contract we currently hold has been designated as a cash flow hedge and, accordingly, gains and losses resulting from changes in the fair value of this contract are recognized as other comprehensive income as required by SFAS No. 133. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments, however the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

As of June 30, 2006, we had one outstanding interest rate swap agreement which expires on May 1, 2013 concurrently with the hedged term loans. As of such date, the notional amount of the swap was $79.7 million, we are paying a fixed rate of 6.63%, and we are receiving a variable interest rate of 6.75%.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements set forth on pages F-1 to F-26 of this report are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

See page F-2 of this report for Management’s Report on Internal Control Over Financial Reporting.

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

Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September 6, 2006. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	60	Chairman of the Board
Timothy J. Casey	45	President, Chief Executive Officer and Director
Anthony S. Abbate	66	Director
Barry J. Alperin	66	Director
Brian P. Friedman	50	Director
Frank Salerno	47	Director
John J. Nicola	52	Chief Financial Officer
Thomas M. Sullivan	47	Vice President, Operations
Richard P. Falcinelli	45	Vice President, Administration and Secretary
Gregory Haslinsky	43	Vice President, Sales
Charles Kauffman	55	Vice President, Corporate Development

James J. Dowling has served as our Chairman of the Board since July 2003, has served as Chairman of the Board of EW Transportation LLC (formerly K-Sea Transportation LLC) since January 2002 and has served as a director of EW Transportation LLC since its formation in April 1999. Mr. Dowling has been a Managing Director of Jefferies Capital Partners, a private investment firm, since January 2002, and is a director of various private companies in which Jefferies Capital Partners has an interest. Jefferies Capital Partners is the manager of Furman Selz Investors II L.P. and its affiliated entities, principal owners of our general partner.

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

Brian P. Friedman has served as a director since July 2003. Mr. Friedman has been a managing member of Jefferies Capital Partners, a private investment firm, and affiliated entities since 1997. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc. Mr. Friedman serves as a director of Jefferies Group, Inc., an investment banking firm, Telex

Communications, Inc., a manufacturer of audio and wireless communications equipment, and various private companies in which Jefferies Capital Partners or its affiliates have an interest.

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

Gregory Haslinsky has served as our Vice President, Sales since October 2005 and has been employed by K-Sea Transportation since December 1999 in various sales capacities. Mr. Haslinsky was employed from November 1988 to November 1999 by Maritrans, a marine transportation company, holding various sales and marketing positions within the organization.

Charles Kauffman has served as our Vice President, Corporate Development since the acquisition of Sea Coast Transportation in October 2005. Mr. Kauffman was employed from February 1984 to October 2005 by Saltchuk Resources Inc., a privately held maritime company, where he held various senior management positions, including President of Sea Coast Transportation since July 2002.

Meetings and Committees of the Board of Directors

Meetings

K-Sea General Partner GP LLC’s board of directors held six meetings during fiscal 2006. During fiscal 2006, each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors of K-Sea General Partner GP LLC and (2) the total number of meetings held by all committees of such board on which he served.

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

Availability of Corporate Governance Documents

Copies of the board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.k-sea.com and in print, free of charge, upon written request to the Secretary, K-Sea General Partner GP LLC, One Tower Center Blvd., 17th Floor, East Brunswick, New Jersey 08816.

Annual Certification

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. For fiscal 2005, we submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. For fiscal 2006, we expect to submit this certification to the NYSE within 30 days after filing this report.

Executive Sessions of the Board of Directors

Messrs. Abbate, Alperin, Dowling, Friedman and Salerno, who are non-management directors of K-Sea General Partner GP LLC, meet at regularly scheduled executive sessions without management. These meetings are chaired on a rotating basis by the chairmen of the audit committee and compensation committee. Persons wishing to communicate with our non-management directors may do so by writing to them at K-Sea General Partner GP LLC, c/o Board of Directors, One Tower Center Blvd., 17th Floor, East Brunswick, New Jersey 08816.

Messrs. Abbate, Alperin, and Salerno, who are independent non-management directors of K-Sea General Partner GP LLC, meet at least annually in executive sessions without management and the other directors. Mr. Abbate serves as the presiding director at those executive sessions.

Communications with Independent Directors

Persons wishing to communicate with our independent non-management directors may do so by writing to them at K-Sea General Partner GP LLC, c/o Board of Directors, One Tower Center Blvd., 17th Floor, East Brunswick, New Jersey 08816.

Payments to our General Partner

K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. These costs totaled approximately $7,290 and $0 during fiscal 2006 and fiscal 2005, respectively. We also directly pay the fees of the independent directors of K-Sea General Partner GP LLC and reimburse meeting-related expenses of all directors of K-Sea General Partner GP LLC.

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

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended June 30, 2006, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except that a Form 3 for Mr. Haslinsky and one Form 4 for Mr. Salerno were filed late.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the annual salary, bonus and all other compensation awards and payouts made to our President and Chief Executive Officer, and our four other most highly compensated executive officers, in respect of fiscal 2006, 2005 and 2004:

Summary Compensation Table(1)

				Long-Term
				Compensation
				Restricted
		Annual Compensation		Unit	All Other
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(2)	Awards($)(3)	Compensation($)(4)
Timothy J. Casey	2006	239,038	—	487,650	14,069
President and Chief	2005	242,308	180,000	468,750	17,546
Executive Officer	2004	233,077	161,500	—	16,495
John J. Nicola	2006	180,192	—	162,550	13,940
Chief Financial Officer	2005	153,654	70,000	156,250	14,073
	2004	149,038	66,500	—	13,652
Thomas M. Sullivan	2006	180,192	—	162,550	13,940
Vice President,	2005	153,654	70,000	156,250	14,073
Operations	2004	149,038	65,000	—	13,784
Richard P. Falcinelli	2006	180,192	—	162,550	13,940
Vice President, Admin	2005	153,654	70,000	156,250	14,073
and Secretary	2004	149,038	65,000	—	14,015
Gregory Haslinsky	2006	134,808	—	162,550	9,956
Vice President, Sales	2005	115,000	50,000	78,125	9,719
	2004	107,885	32,500	—	7,754

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

(2)          Bonuses are earned based on the results of operations for each fiscal year and are reported above for the fiscal year in which they were earned. Bonuses for the fiscal year ended June 30, 2006 have not yet been awarded.

(3)          Represents the value of the executive officer’s restricted unit awards under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan (calculated by multiplying the closing market price of our common units on the date of grant by the number of restricted units awarded). Restricted units, as part of the company’s long-term compensation plan, are awarded periodically by the Compensation Committee to directors, officers and certain other employees as a means to reward achievement of performance objectives. Restricted unit awards were made on October 1, 2004 and April 4, 2006; however, there is no preset timetable for future awards. As of June 30, 2006, Mr. Casey had 27,000 restricted units with a value of $868,050, each of Messrs. Nicola, Sullivan and Falcinelli had 9,000 restricted units with a value of $289,350, and Mr. Haslinsky had 7,000 restricted units with a value of $225,050. These restricted units will vest in four equal installments beginning in October 2006. Each restricted unit includes an associated distribution equivalent right, which entitles the recipient to receive an amount in cash equal to, and at the same time as, the cash distributions made by us with respect to a common unit during the period such restricted unit is outstanding.

(4)          Consists of contributions to our 401(k) and money purchase defined contribution plans.

Unit Option Awards

No unit options have been awarded to date.

Employment Agreements

Timothy J. Casey, John J. Nicola, Thomas M. Sullivan and Richard P. Falcinelli have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. The following is a summary of the material provisions of those employment agreements, copies of which have been previously filed as exhibits. All of these employment agreements are substantially similar, with certain exceptions as set forth below.

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

Mr. Casey receives a base annual salary of $250,000 and each of Messrs. Nicola, Falcinelli and Sullivan receive a base annual salary of $200,000. Under the employment agreement, each employee is eligible to receive an annual bonus award based upon the financial performance of us and our subsidiaries. The board of directors of K-Sea General Partner GP LLC will determine the amount of any bonus award and may issue additional awards to each employee in the amounts and at the times it so determines. Further, each employee is entitled to an automobile and certain other benefits.

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

Mr. Haslinsky, our other named executive officer, does not have an employment agreement and is paid an annual base salary of $150,000.

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

Unit Purchase Plan

We have a unit purchase plan for employees of our general partner and its affiliates. The number of common units initially available for purchase under this plan was 200,000. The unit purchase plan is intended to serve as a means of encouraging participants to invest in common units and to encourage participants to devote their best efforts to the business of the partnership. Our general partner pays the brokerage commissions, transfer taxes and other costs and expenses of the plan. All common units acquired under the plan will be subject to a one-year holding period from the date of purchase. If a participant sells or otherwise disposes of his common units during this one-year holding period, the participant will thereafter be precluded from participating in the unit purchase plan until the first unit purchase period following the first anniversary of the date of the pledge, transfer, sale or other distribution of common units. The plan is administered by the compensation committee of the board of directors of K-Sea General Partner GP LLC. The plan may be terminated at any time by the compensation committee and will automatically terminate when all of the available common units under the plan have been purchased. The plan may be amended from time to time by the compensation committee.

Director Compensation

K-Sea General Partner GP LLC pays no additional remuneration to its employees for serving as directors. The following table provides information on compensation and reimbursement practices for independent directors of K-Sea General Partner GP LLC (Messrs. Abbate, Alperin and Salerno):

Fiscal 2006(1)
Annual retainer (payable quarterly)	$5,000
Additional fee for attendance at each board meeting	$1,000
Additional fee for attendance at each audit committee meeting(2)	$1,000
Additional fee for chairman at each audit committee meeting	$1,000
Additional fee for attendance at each compensation committee meeting	$1,000
Equity-based compensation	250 restricted units(3)
Reimbursement of expenses attendant to Board membership	Yes

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

Neither Mr. Dowling nor Mr. Friedman has received any remuneration for serving as a director. We reimburse Mr. Dowling and Mr. Friedman for expenses attendant to board membership.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS.

A diagram depicting our current organizational structure is presented below.

Individual investors and funds managed by Jefferies Capital Partners/ FS Private Investments LLC
100% Ownership Interest
KSP Investors A/B/C and Management
Public Unitholders 5,754,900 Common Units
56.9% Limited Partner Interest
100% Ownership Interest
100% Ownership Interest
K-Sea General Partner GP LLC
EW Transportation LLC 2,983,182 Subordinated Units
99.99% General Partner Interest
0.01% General Partner Interest
29.4% Limited Partner Interest
100% Ownership Interest
K-Sea General Partner L.P. (the General Partner) Incentive Distribution Rights
2.0% General Partner Interest
Subsidiaries of EW Transportation LLC 1,181,818 Subordinated Units
11.7% Limited Partner Interest
K-Sea Transportation Partners L.P. (the Partnership)
100% Ownership Interest
K-Sea OLP GP, LLC
99.99% Limited Partner Interest
0.01% General Partner Interest
K-Sea Operating Partnership L.P. (the Operating Partnership)
100% Ownership Interest
K-Sea Transportation Inc. and other subsidiaries

K-Sea Transportation Partners L.P.

The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. as of September 6, 2006 by beneficial owners of 5% or more of such units by each director and named executive officer of K-Sea General Partner GP LLC and by all directors and named executive officers as a group.

Name of Beneficial Owners(1)	Common Units(2)	Percentage of Common Units	Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units
Beneficial Owners of 5% or More
EW Transportation LLC(3)	—	—	4,165,000	100.0%	42.0%
EW Holding Corp.(4)	—	—	1,181,818	28.4%	11.9%
EW Transportation Corp.	—	—	454,545	10.9%	4.6%
Tortoise Energy Infrastructure Corporation(5)	571,300	9.9%	—	—	5.8%
Tortoise Capital Advisors, L.L.C.(5)	956,346	16.6%	—	—	9.6%
Neuberger Berman Inc.(6)	295,570	5.1%	—	—	3.0%
Directors and Executive Officers
James J. Dowling	9,000	*	—	—	*
Timothy J. Casey	10,000	*	—	—	*
Anthony S. Abbate	3,750	*	—	—	*
Barry J. Alperin	4,750	*	—	—	*
Brian P. Friedman(7)	10,800	*	4,165,000	100.0%	42.1%
Frank Salerno	3,050	*	—	—	*
John J. Nicola	10,500	*	—	—	*
Thomas M. Sullivan	3,600	*	—	—	*
Richard P. Falcinelli	4,200	*	—	—	*
Gregory Haslinsky	2,275	*	—	—	*
All directors and named executive officers as a group (10 persons)	61,925	1.1%	4,165,000	100.0%	42.6%

*                    Less than 1%.

(1)          Unless otherwise noted, each beneficial owner has sole voting and dispositive power with respect to the common and subordinated units set forth opposite such holder’s name.

(2)          Holders of restricted units do not have voting or investment power with respect to such units prior to vesting. Restricted units that are exercisable within 60 days of the date of this report are deemed outstanding for purposes of determining the beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following common units that may be issued upon the vesting of restricted units are included in the table: Mr. Dowling—3,000; Mr. Casey—6,000; Mr. Nicola—2,000; Mr. Sullivan—2,000; Mr. Falcinelli—2,000; and Mr. Haslinsky—1,500.

(3)          EW Transportation LLC is owned by individual investors, including certain of our directors and executive officers, and by KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a “KSP Entity”). The table below sets forth the economic interest in, and beneficial ownership of equity interests of, EW Transportation LLC., which beneficial ownership includes units beneficially owned by EW Holding Corp. and EW Transportation Corp., its wholly owned subsidiaries. The address of EW Transportation LLC is One Tower Center Blvd. 17th FL, East Brunswick, New Jersey 08816.

(4)          EW Holding Corp.’s beneficial ownership includes units beneficially owned by EW Transportation Corp., its wholly owned subsidiary. The address of each entity is One Tower Center Blvd. 17th FL, East Brunswick, New Jersey 08816.

(5)          Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2006 by Tortoise Energy Infrastructure Corporation (“TYG”) and Tortoise Capital Advisors, L.L.C., an investment advisor to TYG and certain managed accounts (“TCA”). TCA, by virtue of an investment advisory agreement with TYG, has all investment and voting power over common units owned of record by TYG. TCA and TYG have reported that they share voting power and dispositive power over the common units owned of record by TYG. TCA also acts as an investment advisor to Tortoise Energy Capital Corporation (“TYY”) and certain managed accounts. Including shares owned of record by TYG and certain managed accounts, TCA has shared voting power with respect to 416,222 common units and shared dispositive power with respect to 956,346 common units. TYG has shared voting and dispositive power with respect to 571,300 common units. TCA is not the record owner of any common units and disclaims any beneficial interest in such common units. The address of each entity is 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210.

(6)          Based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by Neuberger Berman Inc. (“Neuberger Inc.”). Such filing indicates that Neuberger Inc. has sole voting power with respect to 225,680 common units and shared voting power with respect to 295,750 common units. Neuberger Berman, LLC (“Neuberger LLC”) is deemed to be a beneficial owner since it has shared power to make decisions whether to retain or dispose, and in some cases the sole power to vote, the securities of many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. Neuberger LLC and Neuberger Berman Management Inc. are deemed to be beneficial owners for since they both have shared power to make decisions whether to retain or dispose and vote the securities. Neuberger LLC and Neuberger Inc. serve as a sub-adviser and investment manager, respectively, of Neuberger Berman’s various mutual funds which hold such shares in the ordinary course of their business and not with the purpose nor with the effect of changing or influencing the control of the issuer.

(7)          Mr. Friedman owns 51% of Park Avenue Transportation Inc., the general partner of each KSP Entity and, therefore, may be deemed to beneficially own the subordinated units held by EW Transportation LLC. The address of each KSP Entity and Park Avenue Transportation Inc. is 520 Madison Avenue, 12th Floor, New York, New York 10022.

EW Transportation LLC

The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, EW Transportation LLC as of September 6, 2006:

Name of Beneficial Owner	Economic Interest	Equity Interest
KSP Investors A L.P.	57.6%	62.9%
KSP Investors B L.P.	19.8%	21.7%
KSP Investors C L.P.	12.6%	13.7%
Park Avenue Transportation Inc.(1)	90.0%	98.3%
James J. Dowling(2)	—	—
Timothy J. Casey	5.5%	*
Anthony S. Abbate	—	*
Barry J. Alperin	—	*
Brian P. Friedman(1)	90.0%	98.3%
Frank Salerno	—	*
John J. Nicola	1.3%	*
Thomas M. Sullivan	1.3%	*
Richard P. Falcinelli	1.3%	*
Gregory Haslinsky	*	*
All directors and named executive officers of K-Sea General Partner GP LLC as a group (10 persons)	99.5%	99.9%

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

K-Sea General Partner GP LLC

The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC, the general partner of our general partner, as of September 6, 2006:

Name of Beneficial Owner	Economic Interest/ Equity Interest
KSP Investors A L.P.	57.6%
KSP Investors B L.P.	19.8%
KSP Investors C L.P.	12.6%
Park Avenue Transportation Inc.(1)	90.0%
James J. Dowling(2)	—
Timothy J. Casey	5.5%
Anthony S. Abbate	—
Barry J. Alperin	—
Brian P. Friedman(1)	90.0%
Frank Salerno	—
John J. Nicola	1.3%
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
Gregory Haslinsky	*
All directors and named executive officers of K-Sea General Partner GP LLC as a group (10 persons)	99.5%

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

(2)          Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

The following table sets forth in tabular format a summary of our equity plan information as of September 6, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders(1)	—	—	329,750 (2)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	—	329,750

(1)          The K-Sea Transportation Partners L.P. Long-Term Incentive Plan is our only equity compensation plan. No options, warrants or rights have been issued under this plan. For a description of the material features of this plan, please read “Executive Compensation—Long-Term Incentive Plan” in Item 11 of this report.

(2)          An aggregate of 110,250 restricted units have been issued under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Distributions and Payments to Our General Partner and Its Affiliates

We generally distribute 98% of our available cash to our unitholders, including EW Transportation LLC, EW Holding Corp. and EW Transportation Corp. in their capacity as holders of an aggregate of 4,165,000 subordinated units, and the remaining 2% of our available cash to our general partner. If distributions exceed the $0.50 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights.” Please read “Market For Registrant’s Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities—Incentive Distribution Rights” in Item 5 of this report. Assuming we pay the $0.50 per unit minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of $404,894 on its 2% general partner interest, and affiliates of our general partner receive an annual distribution of approximately $8,330,000 on their subordinated units. In August 2006, the board of directors of the general partner of our general partner increased the quarterly cash distribution to $0.62 per common unit. If distributions continue at that level on all of our outstanding units, our general partner would receive an annual distribution of $935,544 on its 2% general partner interest and incentive distribution rights, and affiliates of our general partner would receive an annual distribution of approximately $10,329,200 on their subordinated units. No assurances can be made, however, that distributions will continue at that level.

Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. These reimbursed expenses totaled approximately $7,290 and $0 in fiscal 2006 and fiscal 2005, respectively.

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

Properties

We lease our Staten Island, New York office and pier facilities from, and charter certain vessels to, affiliates of an employee. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 8 to our audited consolidated financial statements included elsewhere in this report.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2006 and fiscal 2005.

	Year Ended June 30, 2006	Year Ended June 30, 2005
Audit fees(1)	$1,200,350	$348,235
Audit-related fees(2)	264,060	162,923
Tax fees(3)	701,387	492,691
All other fees	—	—
Total	$2,165,797	$1,003,849

(1)          Fees for audit of annual financial statements and internal control over financial reporting under the Sarbanes Oxley Act of 2002, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2006, no pre-approval requirements were waived.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

(a)(2)   Financial Statement Schedules.

None.

(a)(3)   Exhibits.

Exhibit Number		Description
3.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 107084), as amended (the “Registration Statement”), originally filed with the Securities and Exchange Commission on July 16, 2003).

3.2*	—

Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.

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

10.3.1*	—	K-Sea Transportation Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.3.2*	—

Form of Director Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).

10.3.3*	—

Form of Employee Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).

10.4*	—

K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).

10.5*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.6*†	—

Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and John J. Nicola (incorporated by reference to Exhibit 10.10 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.7*†	—

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

10.9*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)
10.10.1*	—

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

10.10.2*	—

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

10.10.3*

Amendment No. 2 dated November 29, 2005 to Loan and Security Agreement dated March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2005).

10.10.4*

Amendment No. 3 dated April 3, 2006 to Loan and Security Agreement dated March 24, 2005 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association, as Administrative Agent and Collateral Trustee for the Lenders (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).

10.11*	—

Loan and Security Agreement dated as of March 24, 2005 by and between The CIT Group/Equipment Financing, Inc., as Lender, and K-Sea Operating Partnership L.P., as Borrower (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.12*

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

21.1	—	List of subsidiaries.
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	—

Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

99.2*	—

Loan Agreement, dated as of June 28, 2005, between K-Sea Operating Partnership L.P. and Citizens Asset Finance, a d/b/a of Citizens Leasing Corporation (incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005).

99.3*

Loan Agreement dated December 19, 2005 between K-Sea Canada Corp. (as Borrower) and Citizens Leasing Corp. d/b/a Citizens Asset Finance (as Lender) (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2005).

99.4

Loan Agreement dated as of May 12, 2006 among K-Sea Operating Partnership L.P., as Borrower, Citizens Leasing Corporation, as Lender, and Citizens Leasing Corporation, as agent and collateral trustee for the other lenders that may become parties to the loan agreement.

*                    Incorporated by reference, as indicated.

†                    Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
By: K-SEA GENERAL PARTNER L.P., its General Partner.
By: K-SEA GENERAL PARTNER GP LLC, its General Partner
September 6, 2006	By:	/s/ TIMOTHY J. CASEY
Timothy J. Casey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TIMOTHY J. CASEY	President and Chief Executive	September 6, 2006
Timothy J. Casey	Officer and Director (Principal
Executive Officer)
/s/ JOHN J. NICOLA	Chief Financial Officer (Principal	September 6, 2006
John J. Nicola	Financial and Accounting Officer)
/s/ JAMES J. DOWLING	Chairman of the Board and Director	September 6, 2006
James J. Dowling
/s/ ANTHONY S. ABBATE	Director	September 6, 2006
Anthony S. Abbate
/s/ BARRY J. ALPERIN	Director	September 6, 2006
Barry J. Alperin
/s/ BRIAN P. FRIEDMAN	Director	September 6, 2006
Brian P. Friedman
/s/ FRANK SALERNO	Director	September 6, 2006
/s/ Frank Salerno

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006 based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2006, based on those criteria.

Management excluded Sea Coast Transportation LLC from its assessment of internal control over financial reporting as of June 30, 2006 because it was acquired in a purchase business combination during fiscal 2006. Sea Coast Transportation LLC is a wholly-owned subsidiary whose total assets and total revenues represent $90.2 million and $39.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading “Report of Independent Registered Public Accounting Firm” on page F-3.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.

We have completed integrated audits of K-Sea Transportation Partners L.P.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Sea Coast Transportation LLC from its assessment of internal control over financial reporting as of June 30, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. We have also excluded Sea Coast Transportation LLC from our audit of internal control over financial reporting. Sea Coast Transportation LLC is a wholly-owned subsidiary whose total assets and total revenues represent $90.2 million and $39.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

/s/ PRICEWATERHOUSEcOOPERS Llp
Florham Park, New Jersey
August 15, 2006

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$826	$88
Accounts receivable, net	20,322	14,299
Deferred taxes	497	43
Prepaid expenses and other current assets	8,256	5,518
Total current assets	29,901	19,948
Vessels and equipment, net	316,237	235,490
Construction in progress	5,452	8,266
Deferred financing costs, net	1,007	3,489
Goodwill	16,579	—
Other assets	13,852	6,069
Total assets	$383,028	$273,262
Liabilities and Partners’ Capital
Current Liabilities
Current portion of long-term debt	$7,745	$2,897
Accounts payable	13,949	9,077
Accrued expenses and other current liabilities	8,677	5,646
Total current liabilities	30,371	17,620
Title XI bonds	—	35,791
Term loans and capital lease obligation	131,620	28,205
Credit line borrowings	54,015	47,112
Deferred taxes	3,079	2,594
Total liabilities	219,085	131,322
Commitments and contingencies
Partners’ Capital	163,943	141,940
Total liabilities and partners’ capital	$383,028	$273,262

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2006	2005	2004
Voyage revenue	$176,650	$118,811	$93,899
Bareboat charter and other revenue	6,118	2,583	1,900
Total revenues	182,768	121,394	95,799
Voyage expenses	37,973	24,220	16,339
Vessel operating expenses	77,325	49,296	38,809
General and administrative expenses	17,309	11,163	8,149
Depreciation and amortization	26,810	21,399	18,643
Net (gain) loss on sale of vessels	(313)	(264)	255
Total operating expenses	159,104	105,814	82,195
Operating income	23,664	15,580	13,604
Interest expense, net	10,118	5,949	6,370
Net loss on reduction of debt	7,224	1,359	3,158
Other (income) expense, net	(64)	(27)	(253)
Income before provision (benefit) for income taxes	6,386	8,299	4,329
Provision (benefit) for income taxes	484	163	(16,845)
Net income	$5,902	$8,136	$21,174
Other comprehensive income:
Fair market value adjustment for interest rate swap	1,136	—	—
Foreign currency translation adjustment	85	—	—
Comprehensive income	$7,123	$8,136	$21,174
General partner’s interest in net income (note 3)	$118	$163	$6,629
Limited partners’ interest:
Net income	$5,784	$7,973	$14,545
Net income per unit—basic	$0.60	$0.95	$2.26
—diluted	$0.60	$0.95	$2.25
Weighted average units outstanding—basic	9,605	8,372	6,446
—diluted	9,672	8,419	6,453

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL/MEMBERS’ EQUITY
(in thousands)

		PARTNERS’ CAPITAL
		Limited Partners
	MEMBERS’	Common		Subordinated		General
	EQUITY	Units	$	Units	$	Partner	TOTAL
	(Predecessor)
Balance of Members’ Equity at June 30, 2003	$41,290						$41,290
Collection on notes receivable from members, net of interest accrued	46						46
Net income for the period July 1, 2003 to January 13, 2004	1,776						1,776
Balance of Members’ Equity at January 13, 2004	43,112						43,112
Adjustment to reflect net liabilities not contributed to the Partnership	5,334						5,334
Book value of net assets contributed to the Partnership	(48,446)	665	$6,537	4,165	$40,941	$968	—
Proceeds from initial public offering of common units, net of offering costs of $11,776		4,165	86,101				86,101
Redemption of common units, net of offering costs of $1,035		(665)	(14,592)				(14,592)
Distributions to partners			(1,791)		(1,791)	(73)	(3,655)
Net income for the period January 14, 2004 to June 30, 2004			9,505		9,505	388	19,398
Balance of Partners’ Capital at June 30, 2004		4,165	85,760	4,165	48,655	1,283	135,698
Issuance of common units under long-term incentive plan		2	65				65
Issuance of common units, net of costs of $54		500	15,946				15,946
Capital contribution						328	328
Distributions to partners			(8,935)		(8,934)	(364)	(18,233)
Net income			4,006		3,967	163	8,136
Balance of Partners’ Capital at June 30, 2005		4,667	96,842	4,165	43,688	1,410	141,940
Issuance of common units under long-term incentive plan		13	390				390
Issuance of common units, net of costs of $1,645		950	32,365				32,365
Issuance of common units for Sea Coast acquisition		125	4,376				4,376
Capital contribution						792	792
Fair market value adjustment for interest rate swap			630		483	23	1,136
Foreign currency translation adjustment			47		36	2	85
Distributions to partners			(12,739)		(9,663)	(641)	(23,043)
Net income			3,276		2,508	118	5,902
Balance of Partners’ Capital at June 30, 2006	$—	5,755	$125,187	4,165	$37,052	$1,704	$163,943

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30
	2006	2005	2004
Cash flows from operating activities:
Net income	$5,902	$8,136	$21,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,144	21,945	19,256
Payment of drydocking expenditures	(12,506)	(7,654)	(7,011)
Provision for doubtful accounts	232	213	100
Deferred income taxes	172	(86)	(16,845)
Net (gain) loss on sale of vessels	(313)	(264)	255
Unit compensation costs	499	310	19
Net loss on reduction of debt	7,224	1,359	3,158
Prepayment costs on long-term debt	(4,196)	(293)	(6,192)
Other	71	136	(277)
Changes in operating working capital:
Accounts receivable	(2,301)	(2,702)	(3,338)
Prepaid expenses and other current assets	(2,362)	(1,930)	(376)
Accounts payable	2,600	3,966	36
Accrued expenses and other current liabilities	(1,677)	1,260	534
Other assets	285	(233)	411
Net cash provided by operating activities	20,774	24,163	10,904
Cash flows from investing activities:
Vessel acquisitions	(13,105)	(30,684)	(34,120)
Acquisition of Sea Coast, net of cash acquired	(76,512)	—	—
Construction of tank vessels	(20,702)	(16,816)	(26,543)
Other capital expenditures	(9,050)	(9,023)	(9,542)
Proceeds from Title XI reserve funds	2,876	—	10,737
Net proceeds on disposal of vessels	11,095	622	301
Net cash used in investing activities	(105,398)	(55,901)	(59,167)
Cash flows from financing activities:
Net increase (decrease) in credit line borrowings	6,903	42,712	(4,125)
Gross proceeds from issuance of common units	34,010	16,000	97,877
Redemption of common units held by predecessor	—	—	(14,592)
Principal payments to Title XI reserve funds	(674)	(1,618)	(674)
Proceeds from issuance of long-term debt	109,437	38,794	43,248
Redemption of Title XI bonds	(36,788)	—	—
Payment of term loans	(2,059)	(44,699)	(58,257)
Financing costs paid—equity offerings	(1,645)	(54)	(10,516)
Financing costs paid—debt issuance	(869)	(930)	(1,637)
Capital contribution from general partner	792	328	—
Distributions to partners	(23,043)	(18,233)	(3,655)
Other	(702)	(853)	947
Net cash provided by financing activities	85,362	31,447	48,616
Cash and cash equivalents:
Net increase (decrease)	738	(291)	353
Balance at beginning of year	88	379	26
Balance at end of year	$826	$88	$379
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$9,767	$5,323	$5,263
Income taxes	$322	$55	$7
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of Sea Coast Transportation LLC:
Fair value of net assets acquired	$82,382
Less: Value of common units issued to seller	(4,376)
Cash paid for the transaction	$78,006
Less: Cash acquired	(1,494)
Net cash paid for the transaction	$76,512

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except unit and per unit amounts)

Note 1:   Basis of Presentation

On July 8, 2003, K-Sea Transportation Partners L.P. (the “Partnership”) was formed to own and operate the refined petroleum product marine transportation, distribution and logistics business conducted by K-Sea Transportation LLC (since renamed EW Transportation LLC, or “EW LLC”) and its subsidiaries K-Sea Acquisition Corp., EW Holding Corp. and K-Sea Transportation Corp. (since renamed EW Transportation Corp.) (collectively, the “Predecessor”). The Partnership and its predecessor companies have since 1959 engaged in the transportation of refined petroleum products in the northeastern United States and Gulf of Mexico and reports as one operating segment. On January 14, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”). In exchange for these assets and liabilities, the Predecessor received 665,000 common units and 4,165,000 subordinated units representing limited partner interests in the Partnership. The transfer to the Partnership of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost. The net assets transferred were $5,334 greater than the net assets of the Predecessor due to the retention by the Predecessor of certain net liabilities. The consolidated financial statements included herein are for the Predecessor for all periods prior to January 14, 2004.

Note 2:   Initial Public Offering

On January 14, 2004, the Partnership completed its initial public offering of 3,625,000 common units at a price of $23.50 per unit. On January 21, 2004, the Partnership sold an additional 540,000 common units to the underwriters in connection with the exercise of their over-allotment option. Total gross proceeds from these sales were $97,877, before offering costs and underwriting fees of $11,776. Concurrent with these sales, the Partnership redeemed the 665,000 common units held by EW LLC (see note 1) at a cost of $14,592. The proceeds retained by the Partnership relating to the sale of the common units in the initial public offering, totaling $83,285, were used to repay $73,941 in outstanding term and revolving credit debt, including prepayment fees and make-whole amounts, and to pay $5,939 in underwriting fees and $3,405 in professional fees and other offering expenses.

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

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units (representing a 2% general partner interest) and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. On May 1, 2006, the Partnership’s general partner amended and restated the partnership agreement of the Partnership to, among other things, provide that additional contributions by the general partner to the Partnership upon the issuance of additional limited partner interests are not mandatory. Previously the general partner was required to make a capital contribution to the Partnership upon the issuance of new limited partner interests to maintain its 2% interest. If the general partner does not make additional capital contributions upon the issuance of new common units, the general partner’s percentage interest in the Partnership will decrease accordingly.

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

Cash and Cash Equivalents.   The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Vessels and Equipment.   Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—ten to twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the 31(including three chartered-in) single-hull vessels currently operated by the Partnership, representing approximately 33% of total barrel-carrying capacity as of June 30, 2006, be retired or retrofitted to double-hull by December 31, 2014.

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

Fuel Supplies.   Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $3,158 and $2,473 as of June 30, 2006 and 2005, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.   Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30, 2006 and 2005, amounted to $187 and $815, respectively.

Goodwill.   Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business at the date of the acquisition. The Partnership tests for impairment at least annually using a two-step process. The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

Intangible Assets.   Included in other assets are intangible assets acquired as part of business combinations which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. Intangible assets are stated net of accumulated amortization, which at June 30, 2006 and 2005 amounted to $2,690 and $1,154, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $690 and $667 at June 30, 2006 and 2005, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the fiscal years ended June 30, 2006, 2005 and 2004, the Partnership’s allowance for doubtful amounts was impacted by additional charges of $232, $213, and $100, and write-offs of $209, $117 and $5, respectively.

Currency Translation.   Assets and liabilities related to the Partnership’s Canadian subsidiary are translated at the exchange rate prevailing on the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. Translation gains and losses represent other comprehensive income and are reflected in partners’ capital.

Derivative instruments.   The Partnership utilizes derivative financial instruments to reduce interest rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

Income Taxes.   The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on its operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries. Prior to the initial public offering, EW LLC was a limited liability company and treated as a partnership for income tax purposes. Accordingly, it was not responsible for federal, state and local income taxes, as its profits and losses were passed directly to its members for inclusion in their income tax returns. EW LLC was subject to the New York City Unincorporated Business Tax, and its subsidiaries were C corporations that were subject to federal, state and local income taxes.

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

Net Income per Unit.   Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of January 14, 2004, as described below, by the weighted average number of units outstanding during the period. For periods prior to January 14, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 4,830,000 units. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan. For diluted net income per unit, the weighted average units outstanding were increased by 67, 47 and 7 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, due to the dilutive effect of restricted units.

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

As described in note 2 above, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.55 per unit. For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable. Therefore, since net income exceeded $0.55 per unit in the third quarter of fiscal 2004 due to recognition in that quarter of a deferred tax benefit of $17,561, the assumed distribution of all net income, pursuant to EITF 03-6, results in use of the increasing percentages to calculate the general partner’s interest in net income for the quarter ended March 31, 2004. Notwithstanding the foregoing, the deferred tax benefit is not included in the calculation of available cash under the partnership agreement and, therefore, the general partner did not and will not receive any incentive distributions of available cash as a result of such deferred tax benefit.

Distributions per Unit.   Distributions to limited partners were $2.32 and $2.145 per unit for the years ended June 30, 2006 and 2005, respectively.

Reclassifications.   In 2006, the Partnership classified prepayment costs paid for the reduction of debt as a component of operating activities and has reclassified prior periods to conform to this presentation. For the years ended June 30, 2005 and 2004, prepayment costs of $293 and $6,192, respectively, were reclassified from financing activities to operating activities.

Note 4:   Acquisition of Sea Coast Transportation

On October 18, 2005, the Partnership completed the acquisition, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (“K-Sea OLP”), of all of the membership interests in Sea Coast Transportation LLC (formerly Sea Coast Towing, Inc.) (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”). Also on October 18, 2005, Sea Coast acquired four tugboats from MRG. Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska. The aggregate purchase price for Sea Coast and the four tugboats comprised $77,000 in cash and 125,000 common units representing limited partner interests in the Partnership. The Partnership financed the cash portion of the purchase price through additional borrowings under its amended credit agreement, as described in note 6 below. A registration statement on Form S-3 with respect to the resale of the common units issued to MRG was declared effective by the Securities and Exchange Commission in February 2006.

Under the purchase method of accounting, the Partnership has included Sea Coast’s results of operations from October 18, 2005, the date of acquisition, through June 30, 2006. The aggregate recorded purchase price was $82,382, comprising $77,000 of cash, $4,376 in common units (based on the market value of the 125,000 common units at the acquisition date), and $1,006 of direct expenses. The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles were based on consideration of independent appraisals. The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment. The amount of goodwill that is deductible for tax purposes was $14,693. The total purchase price has been allocated as follows:

Working capital	$550
Vessels and equipment, net	55,931
Intangible assets	10,150
Goodwill	16,579
Other assets	711
83,921
Capital lease obligation	1,539
Total purchase price	$82,382

As of June 30, 2006, the identifiable intangible assets purchased in the Sea Coast acquisition included those in the table below. Amortization expense for the customer relationships and the covenant not to compete for the year ended June 30, 2006 were $647 and $75, respectively; the annual amortization expense is $970 and $112, respectively.

	Gross Value	Weighted- average Useful Life
Customer relationships	$9,700	10 years
Covenant not to compete	450	4 years
Total	$10,150	9.7 years

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and Sea Coast, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each period. The unaudited pro forma financial information for the year ended June 30, 2006 combines the historical results of the Partnership with the historical results of Sea Coast for the fiscal 2006 period preceding the October 18, 2005 acquisition. The unaudited pro forma financial information for the year ended June 30, 2005 combines the historical results of the Partnership and Sea Coast for that period.

	For the Year Ended June 30,
	2006	2005
	(unaudited)
Revenues	$201,338	$170,580
Net income	$7,996	$8,835
Basic net income per limited partner unit	$0.81	$1.02
Fully diluted net income per limited partner unit	$0.81	$1.01

Note 5:   Vessels and Equipment and Construction in Progress

At June 30, 2006 and 2005, vessels and equipment and construction in progress comprised the following:

	2006	2005
Vessels	$403,693	$305,752
Pier and office equipment	4,967	3,945
	408,660	309,697
Less accumulated depreciation and amortization	(92,423)	(74,207)
Vessels and equipment, net	$316,237	$235,490
Construction in progress	$5,452	$8,266

Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2006, 2005 and 2004 was $25,274, $20,584 and $18,256, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the fiscal years ended June 30, 2006, 2005 and 2004 of $7,391, $6,823 and $7,421, respectively.

As described in note 4, on October 18, 2005 the Partnership acquired Sea Coast, including $55,931 of vessels, pier and office equipment. On October 20, 2005, the Partnership acquired an 85,000-barrel integrated tug-barge unit for $13,105, including transaction costs.

On March 15, 2006 and May 11, 2006, the Partnership took delivery of two new 28,000-barrel tank barges, the DBL 28 and DBL 29. On December 30, 2005, the Partnership took delivery of a new 100,000-barrel tank barge, the DBL 103. The total cost, after addition of certain special equipment and integration with existing tugboats, plus capitalized interest, was approximately $23,421. In addition, in the Partnership has also entered into agreements with a shipyard for the construction of additional new tank barges as follows:

•       In August 2005, the Partnership signed an agreement to construct two additional 28,000-barrel tank barges; one was delivered in August 2006 while the other is expected to be delivered in the second quarter of fiscal 2007. In November 2005, the Partnership signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007. These three vessels are expected to cost, after the addition of certain special equipment, approximately $24,000.

•       In June 2006, the Partnership signed an agreement to construct an additional four new 28,000-barrel tank barges that are expected to be delivered in the first and second quarters of fiscal 2008. In August 2006, the Partnership signed an agreement to construct two 80,000-barrel tank barges that are also expected to be delivered in the second and third quarters of fiscal 2008. These six vessels are expected to cost, after addition of certain special equipment, approximately $50,000.

Construction in progress at June 30, 2006 comprises expenditures on these new tank barges.

On December 8, 2004, the Partnership acquired ten tank barges and seven tugboats. The purchase price of $21,184 (including acquisition related costs) included a water treatment facility. The transaction was financed using the Partnership’s available credit lines and the purchase price was allocated to the individual assets acquired based on consideration of independent appraisals. These assets are included in vessels and equipment, net, in the consolidated balance sheet.

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

Barge Incident

On November 11, 2005, one of the Partnership’s tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. The barge was declared a constructive total loss, and the Partnership has received the total $11,000 insured value from its hull and machinery insurers. The excess of this insurance recovery over the net book value of the barge, totaling $415, is included as a net gain on disposal of vessels in the consolidated statements of operations for the year ended June 30, 2006.

Note 6:   Financing

Amended Credit Agreement

On March 24, 2005, the Partnership entered into a new, five-year $80,000 revolving credit agreement with a syndicate of banks. The new credit agreement replaced the Partnership’s existing $47,000 revolving credit agreement, which was repaid and terminated. On October 18, 2005, to partially finance the acquisition of Sea Coast from MRG (see note 4), the Partnership amended the revolving credit agreement to increase the available borrowings to $120,000, of which $77,000 was drawn down to pay the cash portion of the purchase price. On November 29, 2005, to fund the redemption of its Title XI bonds (see Title XI Bonds” below), the Partnership further amended the revolving credit agreement to increase the maximum borrowings to $155,000. On April 3, 2006, the Partnership used the net proceeds from the issuance of $80,000 in new term loans to repay outstanding borrowings under the amended credit agreement, and further amended it to reduce the available borrowings, to release certain vessels from the collateral pool, and to reduce certain covenant requirements.

The amended credit agreement provides for available borrowings of $75,000, contains a $20,000 sublimit for letters of credit and allows the Partnership to request an increase in the total borrowing availability by up to $25,000, up to a maximum of $100,000, so long as no default or event of default has occurred and is continuing. Obligations under the amended credit agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of the Partnership’s vessels having an orderly liquidation value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding. Borrowings under the amended credit agreement bear interest, at the option of the Partnership, at a rate per annum equal to (a) the greater of the prime rate (8.25% at June 30, 2006) and the federal funds rate (5.25% at June 30, 2006) plus 0.5% (a “base rate loan”), or (b) the 30-day London Interbank Offered Rate, or LIBOR (5.33% at June 30, 2006), plus a margin of 0.825% to 1.825% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. As of June 30, 2006, outstanding borrowings under this facility totaled $54,015.

Term Loans and Capital Lease Obligation

Term loans and capital lease obligations outstanding at June 30, 2006 and 2005 were as follows. Descriptions of these borrowings are included below:

	2006	2005
Term loans due:
May 1, 2013	$79,696	$—
January 1, 2013	13,345	—
Seven years after completion of construction project	5,430	—
December 31, 2012	10,675	6,435
March 24, 2008	10,656	11,492
April 30, 2013	17,893	11,557
Capital lease obligation	1,670	—
	139,365	29,484
Less current portion	7,745	1,279
	$131,620	$28,205

On April 3, 2006, the Partnership entered into an agreement with a lending institution under which the Partnership borrowed $80,000, for which it pledged six tugboats and six tank barges as collateral. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans total $79,696 as of June 30, 2006. Also on April 3, 2006, the Partnership entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80,000 of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans. This swap will result in a fixed interest rate on the Notes of 6.6275% for their seven-year term. This swap contract has been designated as a cash flow hedge. Therefore, the unrealized gain of $1,136 related to the change in fair value of the swap contract as of June 30, 2006 has been reflected in other comprehensive income. The Partnership used the proceeds of these loans to repay indebtedness under its amended credit agreement.

On December 19, 2005, one of the Partnership’s subsidiaries entered into a seven year Canadian dollar term loan to refinance purchase of an integrated tug-barge unit. The proceeds of $13,000 were used to repay borrowings under the amended credit agreement which had been used to finance purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 84 monthly installments of CDN $136 with the remaining principal amount payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total $13,345 as of June 30, 2006.

In May 2006, the Partnership entered into an agreement to borrow up to $23,000 to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. During the construction period, the loan bears interest at 30-day LIBOR plus 1.40%; interest only is payable monthly through the earlier of May 12, 2007 or delivery of the final tank barge. Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges and (during the construction period only) 13 other tank vessels. Borrowings outstanding on this loan total $5,430 at June 30, 2006.

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $66 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $10,675 at June 30, 2006.

In March 2005 the Partnership entered into a three-year term loan in the amount of $11,700. The loan bears interest at a fixed rate of 6.25% annually, and is repayable in monthly principal installments of $70 with the remaining principal amount payable at maturity. The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan. Borrowings outstanding on this loan total $10,656 at June 30, 2006.

In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $17,893 at June 30, 2006.

To partially finance the acquisition of an integrated tug-barge unit in January 2004, the Partnership entered into a seven-year, $25,048 term loan. In May 2004, the Partnership entered into an agreement with a financial institution for $20,000 of loans to provide term financing for two vessel rebuilding and retrofitting projects. These term loans were repaid in March 2005 upon closing of the new credit agreement and three-year term loan described above, and a net loss of $1,359, representing prepayment fees and write-off of the related deferred financing costs, was recorded in connection with these transactions

In connection with the Partnership’s initial public offering, all of the Predecessor’s debt, exclusive of $12,950 in subordinated notes, was contributed to the Partnership. The contributed short-term and long-term debt (excluding the Title XI bonds, as described below) aggregated $73,941, and was repaid using proceeds of the offering. Such repayments included $6,041 in prepayment and make-whole amounts, of which $3,274 had previously been accrued by the Predecessor as supplemental interest which would have been payable upon maturity of certain of these loans, resulting in a loss on prepayment of $2,767. In addition, $240 in deferred financing costs related to the contributed debt was also written off. In the fourth quarter of fiscal 2004, an additional $151 was paid as a final adjustment to the make-whole payment.

Title XI Bonds

On June 7, 2002, the Predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of four new double-hull tank vessels. The bonds were guaranteed by the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”). The guarantee agreements, including a restructuring thereof in connection with the Partnership’s initial public offering in January 2004, required that funds be maintained in a restricted account (the “Title XI escrow account”) at the U.S. Department of Treasury as additional collateral. As of June 30, 2005, the Title XI escrow account had a balance of $2,760, of which $1,190 is included in the consolidated balance sheet under prepaid expenses and other current assets, with the remaining $1,570 included in other assets.

On November 29, 2005, the Partnership redeemed the outstanding $36,787 principal balance of Title XI bonds, paid $828 of accrued interest, and made a make-whole payment of $3,953 as required under the Trust Indenture. The Partnership funded the redemption using funds from its amended credit agreement. After writing off $2,702 in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, the Partnership recorded a loss on reduction of debt of $6,898. Retirement of the Title XI bonds improved the Partnership’s borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

At June 30, 2006 and 2005, Title XI bonds outstanding comprised the following:

	2006	2005
Bond payable in semi-annual principal installments of $218 through July 2027, with interest at 6.17%, prior to redemption	$—	$9,815
Bond payable in semi-annual principal installments of $193 through February 2028, with interest at 6.20%, prior to redemption	—	8,861
Bond payable in semi-annual principal installments of $188 through June 2028, with interest at 6.23%, prior to redemption	—	8,626
Bond payable in semi-annual principal installments of $211 through January 2029, with interest at 6.26%, prior to redemption	—	10,107
	—	37,409
Less current portion	—	1,618
	$—	$35,791

Restrictive Covenants

The agreements governing the amended credit agreement and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization and loss on reduction of debt, as defined).

Interest

Interest expense, net of amounts capitalized, and interest income, was as follows:

	For the Years Ended June 30,
	2006	2005	2004
Interest costs incurred	$10,670	$6,611	$7,205
Less interest capitalized	471	570	672
Interest expense	10,199	6,041	6,533
Interest income	(81)	(92)	(163)
Interest expense, net	$10,118	$5,949	$6,370

The weighted average interest rate on the Title XI bonds and term loans was 6.6% and 5.8% at June 30, 2006 and 2005, respectively, which debt is subject to prepayment fees. Interest payable totaled $1,124 and $1,125 as of June 30, 2006 and 2005, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2006 and 2005, accounts payable included book overdrafts of $1,555 and $853, respectively, representing outstanding checks.

Maturities of Long-Term Debt

As of June 30, 2006, maturities of long-term debt for each of the next five years were as follows:

2007	$7,745
2008	17,328
2009	7,824
2010	8,082
2011	62,371

Equity Financing

On October 14, 2005, the Partnership closed a public offering of 950,000 common units. Net proceeds of $33,060 from the offering, after payment of underwriting discounts and commissions but before payment of expenses associated with the offering, were used to repay borrowings under the Partnership’s revolving credit agreement. In addition, as described in note 4, the Partnership issued 125,000 common units to the sellers, valued at $4,376, in a transaction not involving a public offering.       On June 1, 2005, the Partnership issued and sold 500,000 common units in a private placement for proceeds of $16,000, before expenses associated with the offering. The proceeds were used to repay indebtedness incurred under the Partnership’s amended credit facility in connection with its December 2004 vessel acquisition. A registration statement on Form S-3 with respect to this private placement and the issuance of units in connection with the Sea Coast acquisition (see note 4) was filed and declared effective by the Securities and Exchange Commission in February 2006.

Note 7:   Income Taxes

The components of the provision (benefit) for income taxes for the fiscal years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current:
Federal	$—	$—	$—
State and local	—	159	—
Foreign	312	90	—
	312	249	—
Deferred:
Federal	59	(267)	(16,582)
State and local	79	181	(263)
Foreign	34	—	—
	172	(86)	(16,845)
Provision (benefit) for income taxes	$484	$163	$(16,845)

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

A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership and Predecessor provisions (benefits) for income taxes for the fiscal years ended June 30, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax at federal statutory rate of 34%	$2,171	$2,822	$1,472
Entities not subject to federal income taxes	(1,885)	(3,080)	(1,081)
State and local income taxes, net of federal benefit	79	342	296
Foreign taxes, net of federal benefit	318	188	—
Reduction in deferred taxes resulting from change in tax rates upon transfer of net assets to the Partnership	—	—	(17,561)
Valuation allowance	(201)	201	—
Other	2	(310)	29
Total	$484	$163	$(16,845)

Significant components of deferred income tax liabilities and assets as of June 30, 2006 and 2005 are as follows:

	2006	2005
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$3,786	$3,364
Total deferred tax liabilities	$3,786	$3,364
Deferred tax assets:
Allowance for doubtful accounts	$30	$33
Accrued expenses	467	350
Net operating loss carry-forwards	679	746
Valuation allowance	—	(316)
Other	28	—
Total deferred tax assets	$1,204	$813

The Partnership had temporary differences at June 30, 2006 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $101,012. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

A valuation allowance was established in fiscal 2005 due primarily to the uncertainty of realizing certain net operating loss carry-forwards of the Partnership’s corporate subsidiaries. This valuation allowance was reversed during fiscal 2006 due to elimination of this uncertainty.

At June 30, 2006, the Partnership had New York City Unincorporated Business Tax net operating losses of $6,618 and its corporate subsidiaries had federal net operating losses of $745 which begin to expire in 2024, state net operating losses of $708 which begin to expire in 2011, and foreign net operating losses of $766 which begin to expire in 2016.

Note 8:   Commitments and Contingencies

The Partnership leases its New York office and pier facilities from an affiliate of an employee under an agreement which extends through April 2009. Terms of the agreement provide for annual rental payments of $400 annually through April 2009, which increased as of May 1, 2004 from $352 annually. Rent expense was $400, $400 and $360 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. In addition, a subsidiary of the Partnership leases office and pier facilities and a water treatment facility in Virginia under an agreement with a third party that extends through January 2010. The Virginia lease agreement requires annual rental payments of $250 through January 8, 2010. The subsidiary receives $84 from sublease of a portion of the Virginia property which extends to December 31, 2009. The subsidiary has an option to buy the Virginia premises for an aggregate purchase price of $4,200. Rent expense, net of the sublease, for the fiscal years ended June 30, 2006 and 2005 was $166 and $97, respectively. The Partnership and subsidiary are also responsible for real estate taxes, insurance and all other costs associated with occupying these properties. Effective July 1, 2006, the Partnership also leases office space in New Jersey under an agreement with a third party that extends through December 2013. The New Jersey lease requires rental payments totaling $18 through December 2006, followed by annual rental payments of $234 through December 2008, $245 through December 2010 and $254 through December 2013.

In connection with the acquisition of Sea Coast Transportation LLC, the Partnership assumed agreements with the port authority in Seattle, Washington covering the lease of terminal facilities and docking rights for its vessels. The lease expires in October 2008 with a renewal option for one additional five-year term. The lease requires monthly payments of $26 with escalation each year based on the consumer price index. Rent expense for the year ended June 30, 2006 was $208. Additionally, the Partnership leases four barges under non-cancelable operating leases which expire in February 2007 through August 2009. The future minimum lease payments for the four barge operating leases as of June 30, 2006 are as follows:

Year ending June 30,
2007	$2,888
2008	1,734
2009	1,323
2010	83
2011 and thereafter	—
Total	$6,028

Charter expenses were $2,092 for the barge operating leases for the year ended June 30, 2006.

Included in total revenues are time charter and bareboat charter revenues of $60,582, $21,747 and $9,751 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Such revenues include $513, $513, and $778 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, related to vessels chartered to an affiliate of an employee. The Partnership also utilizes such affiliate for tank cleaning services at a cost of $1,609, $2,318 and $2,916 for the years ended June 30, 2006, 2005 and 2004, respectively. The Partnership’s time charters and bareboat charters extend over various periods which expire between 2006 and 2009.

At June 30, 2006, minimum contractually agreed future revenue under time and bareboat charters was as follows:

Year ending June 30,
2007	$65,577
2008	27,329
2009	7,101
2010	5,840
2011 and thereafter	3,424
Total	$109,271

The Partnership has entered into employment agreements with certain of its executive officers. Each of the employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for annual base salaries aggregating $850. In addition, each employee is eligible to receive an annual bonus award based upon the consolidated financial performance of the Partnership. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. An industry group in which EW Transportation Corp. and the Partnership participate is working towards an agreement in principle with the New York taxing authority on a calculation methodology for the PBT. The Partnership accrued an estimated liability using the calculation methodology under discussion. In accordance with the agreements entered into in connection with the Partnership’s initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the initial public offering) is a retained liability of the predecessor.

As discussed in note 5, one of the Partnership’s tank barges struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. Although the final amount has not been determined, the Partnership believes much of the oil escaped into the ocean. The Partnership maintains significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believes that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

Note 9:   Long-term Incentive Plan

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

Unit compensation expense amounted to $652, $413 and $23, for the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, there was $2,642 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years. A summary of the status of the Partnership’s restricted unit awards as of June 30, 2006 and 2005, and of changes in restricted units outstanding under the Partnership’s long-term incentive plan during the year ended June 30, 2006, is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Restricted unit awards outstanding at June 30, 2005	58,750	$30.96
Units granted	49,250	$32.93
Units vested and issued	(12,650)	$30.80
Units forfeited	(1,000)	$34.10
Restricted unit awards outstanding at June 30, 2006	94,350	$31.97

Note 10:   Retirement Plans

The Partnership has a money purchase pension plan, and also a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. These plans cover all eligible employees. Under the terms of the money purchase pension plan, the Partnership contributes five percent of each eligible employee’s annual compensation, as defined in the plan document. The 401(k) plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. For the money purchase plan, expenses totaled $1,127, $1,000 and $836 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. For the 401(k) plan, expenses totaled $499, $443 and $402 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

In connection with the purchase of Sea Coast, the Partnership acquired an additional defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees and provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first 25% of employee compensation contributed, up to a maximum of 4%. In addition, the plan allows for an annual discretionary employer contribution up to 4% of an employee’s annual compensation. Employer contribution expenses under this plan totaled $372 from the acquisition date through June 30, 2006.

Accrued expenses for the money purchase plan totaled $1,251 and $1,077 as of June 30, 2006 and 2005, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additionally, accrued expenses for payroll-related costs totaled $3,048 and $1,431 as of June 30, 2006 and 2005, respectively, which are also included in accrued expenses and other current liabilities in the consolidated balance sheets.

Note 11:   Major Customers

Two customers accounted for 20% and 15% of consolidated revenues for the fiscal year ended June 30, 2006, two customers accounted for 26% and 16% of consolidated revenues for the fiscal year ended June 30, 2005, and two customers accounted for 28% and 14% of consolidated revenues for the fiscal year ended June 30, 2004.

Note 12:   Fair Value of Financial Instruments

As of June 30, 2006, the fair value of long-term debt was approximately $193,353 based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. The fair value of the Partnership’s other financial instruments approximated their cost bases as such instruments are short-term in nature or were recently negotiated.

Note 13:   New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (“APB”)Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” The Partnership is required to adopt FASB 123(R) as of July 1, 2005. The Partnership adopted FAS 123(R) as of July 1, 2005 and accounts for its restricted unit awards under the new standard; to date, no unit options have been granted. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

On April 4, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Partnership adopted FIN 47 as of June 30, 2006, and such adoption did not have a significant impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with

FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership is currently analyzing FIN 48 and believes the adoption of FIN 48 will not have a material impact on the Partnership’s financial condition, results of operations or liquidity.

Note 14:   Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations for each of the fiscal years ended June 30, 2006 and 2005:

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2006
Total revenues	$37,200	$47,308	$46,089	$52,171
Operating income	$6,150	$6,660	$4,093	$6,761
Net income (loss)	$4,248	$(2,646)	$1,216	$3,084
General partners’ interest in net income (loss)	$85	$(53)	$24	$62
Limited partners’ interest in net income (loss)	$4,163	$(2,593)	$1,192	$3,022
Net income (loss) per limited partner unit:
Basic	$0.47	$(0.27)	$0.12	$0.30
Diluted	$0.47	$(0.26)	$0.12	$0.30

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2005
Total revenues	$29,053	$27,818	$30,837	$33,686
Operating income	$4,496	$2,932	$3,594	$4,558
Net income	$3,137	$1,369	$584	$3,046
General partners’ interest in net income	$63	$27	$12	$61
Limited partners’ interest in net income	$3,074	$1,342	$572	$2,985
Net income per limited partner unit:
Basic	$0.37	$0.16	$0.07	$0.35
Diluted	$0.37	$0.16	$0.07	$0.35