Form 10-Q
period 2006-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2006-11-03
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NO. 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization)	20-0194477 (I.R.S. Employer Identification No.)

One Tower Center Boulevard, 17th Floor

East Brunswick, New Jersey 08816

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (732) 565-3818

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐   NO ☒

At November 3, 2006, the number of the issuer’s outstanding common units was 5,775,550.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	June 30,
	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	$599	$826
Accounts receivable, net	19,979	20,322
Deferred taxes	513	497
Prepaid expenses and other current assets	5,304	8,256
Total current assets	26,395	29,901

Vessels and equipment, net	322,007	316,237
Construction in progress	5,545	5,452
Deferred financing costs, net	1,014	1,007
Goodwill	16,385	16,579
Other assets	12,720	13,852
Total assets	$384,066	$383,028

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$7,631	$7,745
Accounts payable	11,997	13,949
Accrued expenses and other current liabilities	9,966	8,677
Total current liabilities	29,594	30,371

Term loans and capital lease obligation	133,676	131,620
Credit line borrowings	58,255	54,015
Deferred taxes	2,875	3,079
Total liabilities	224,400	219,085
Commitments and contingencies

Partners’ capital	159,666	163,943
Total liabilities and partners’ capital	$384,066	$383,028

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

		For the Three Months Ended September 30,
		2006	2005

	Voyage revenue	$52,747	$36,773
	Bareboat charter and other revenue	2,163	427

	Total revenues	54,910	37,200

	Voyage expenses	11,581	7,777
	Vessel operating expenses	23,336	13,807
	General and administrative expenses	4,807	3,979
	Depreciation and amortization	7,685	5,487
	Net (gain) on disposal of vessel	(16)	—

	Total operating expenses	47,393	31,050

	Operating income	7,517	6,150

	Interest expense, net	3,322	1,704
	Other expense (income), net	(16)	(1)

	Income before provision for income taxes	4,211	4,447

	Provision for income taxes	125	199
	Net income	4,086	4,248

	Other comprehensive income:
	Fair market value adjustment for interest rate swap, net of taxes	(2,010)	—
	Foreign currency translation adjustment	2	—
	Comprehensive income	$2,078	$4,248

	General partner’s interest in net income	$82	$85

	Limited partners’ interest:
	Net income	$4,004	$4,163
	Net income per unit (basic and diluted)	$0.40	$0.47
Weighted average units outstanding	- basic	9,920	8,832
	- diluted	10,015	8,891

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners
	Common		Subordinated		General
	Units	$	Units	$	Partner	TOTAL
Balance at June 30, 2006	5,755	$125,187	4,165	$37,052	$1,704	$163,943

Issuance of common units under long-term incentive plan	1	29				29

Fair market value adjustment for interest rate swap, net of taxes		(1,142)		(827)	(41)	(2,010)

Foreign currency translation adjustment		1		1		2

Net income		2,323		1,681	82	4,086

Distributions to partners		(3,568)		(2,582)	(234)	(6,384)

Balance at September 30, 2006	5,756	$122,830	4,165	$35,325	$1,511	$159,666

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,086	$4,248

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,744	5,585
Payment of drydocking expenditures	(4,604)	(2,594)
Provision for doubtful accounts	80	277
Net (gain) on sale of vessel	(16)	—
Deferred income taxes	(10)	112
Unit-based compensation costs	192	97
Other	33	348
Changes in operating working capital:
Accounts receivable	263	(4,647)
Prepaid expenses and other current assets	2,955	(650)
Accounts payable	(3,026)	3,438
Accrued expenses and other current liabilities	(262)	(247)
Other assets	(14)	(705)
Net cash provided by operating activities	7,421	5,262

Cash flows from investing activities:
Vessel acquisitions	(1,557)	—
Capital expenditures	(2,948)	(618)
Construction of tank vessels	(4,260)	(3,473)
Proceeds on the sale of vessel	339	—
Net cash used in investing activities	(8,426)	(4,091)

Cash flows from financing activities:
Net increase in credit line borrowings	4,240	3,005
Payments to Title XI reserve fund	—	(405)
Proceeds from issuance of long-term debt	4,261	3,207
Payments on term loans	(2,318)	(210)
Financing costs paid — debt issuance	(66)	(76)
Book overdrafts	1,045	(1,590)
Distributions to partners	(6,384)	(5,061)
Net cash provided by (used in) financing activities	778	(1,130)
Cash and cash equivalents:
Net (decrease) increase	(227)	41
Balance at beginning of the period	826	88
Balance at end of the period	$599	$129

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,223	$2,094
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      The Partnership

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

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of September 30, 2006, and for the three-month periods ended September 30, 2006 and 2005, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Form 10-K”).  The June 30, 2006 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

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

Vessels and Equipment.  Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”).  OPA 90 requires that the 32 (including three chartered-in) single-hull vessels currently operated by the Partnership, representing approximately 33% of total barrel-carrying capacity as of September 30, 2006, be retired or retrofitted to double-hull by December 31, 2014.

Included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years. Drydocking of vessels is required both by the United States Coast Guard and by the applicable classification society, which in the Partnership’s case is generally the American Bureau of Shipping.  Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.

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

Construction costs of new vessels are capitalized and included in construction in progress until completed.  Interest incurred during the construction period is capitalized.  Such interest costs amounted to $96 and $118 for the three months ended September 30, 2006 and 2005, respectively.

When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income.  Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

                Fuel Supplies.  Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,692 and $3,158 as of September 30, 2006 and June 30, 2006, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

                Deferred Financing Costs.  Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs, which are amortized using the effective interest method, are stated net of accumulated amortization which, at September 30, 2006 and June 30, 2006, amounted to $246 and $187, respectively.

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

Intangible Assets.  Included in other assets are intangible assets acquired as part of business combinations which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value.  An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. Intangible assets are stated net of accumulated amortization, which at September 30, 2006 and June 30, 2006 amounted to $3,164 and $2,690, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral.  The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $782 and $690 at September 30, 2006 and June 30, 2006, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

Income Taxes.  The provisions for income taxes for the three-month periods ended September 30, 2006 and 2005 are based upon the estimated annual effective tax rates expected to be applicable to the Partnership for the applicable periods.  The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on its operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the operating partnership’s corporate subsidiaries.

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

The weighted average units outstanding for basic net income per unit were 9,920 and 8,832 for the three months ended September 30, 2006 and 2005, respectively.  For diluted net income per unit, the weighted average units outstanding were increased by 95 and 59 for the three months ended September 30, 2006 and 2005, respectively, due to the dilutive effect of the restricted units.

Distributions per Unit.  Distributions paid to limited partners during the three months ended September 30, 2006 and 2005 were $0.62 per unit and $0.56 per unit, respectively.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

3.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	September 30, 2006	June 30, 2006
Vessels	$416,340	$403,693
Pier and office equipment	5,275	4,967
	421,615	408,660
Less accumulated depreciation and amortization	(99,608)	(92,423)
Vessels and equipment, net	$322,007	$316,237

Construction in progress	$5,545	$5,452

Depreciation and amortization of vessels and equipment for the three months ended September 30, 2006 and 2005 was $7,211 and $5,284, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2006 and 2005 of $2,374 and $1,747, respectively.

The Partnership has entered into agreements with a shipyard for the construction of new tank barges, as follows:

•                  In August 2005, the Partnership signed an agreement to construct two 28,000-barrel tank barges; one was delivered in August 2006 while the other is expected to be delivered in the second quarter of fiscal 2007.   In November 2005, the Partnership signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007.  These two contracts are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $24,000.

•                  In June 2006, the Partnership signed an agreement to construct an additional four new 28,000-barrel tank barges that are expected to be delivered in the first and second quarters of fiscal 2008.  In August 2006, the Partnership signed an agreement to construct two 80,000-barrel tank barges that are also expected to be delivered in the second and third quarters of fiscal 2008.  These two contracts are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $46,000.

Construction in progress at September 30, 2006 comprises expenditures on the new 100,000-barrel and 28,000-barrel tank barges.

4.             Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2006	June 30, 2006

Credit line borrowings	$58,255	$54,015
Term loans and capital lease obligation	141,307	139,365
	199,562	193,380
Less current portion	(7,631)	(7,745)
	$191,931	$185,635

Amended Credit Agreement

On March 24, 2005 the Partnership, through its operating partnership, entered into a new, five-year $80,000 revolving credit agreement with a syndicate of banks.  On October 18, 2005, November 29, 2005, and April 3, 2006, in connection with certain acquisition and other financings, the Partnership amended the revolving credit agreement.

The amended credit agreement provides for available borrowings of $75,000, contains a $20,000 sublimit for letters of credit and allows the Partnership to request an increase in the total borrowing availability by up to $25,000, up to a maximum of $100,000, so long as no default or event of default has occurred and is continuing.  Obligations under the amended credit agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of the Partnership’s vessels having an orderly liquidation value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding.  Borrowings under the amended credit agreement bear interest, at the option of the Partnership, at a rate per annum equal to (a) the greater of the prime rate (8.25% at September 30, 2006) and the federal funds rate (5.25% at September 30, 2006) plus 0.5% (a “base rate loan”), or (b) the 30-day London Interbank Offered Rate, or LIBOR (5.32% at September 30, 2006), plus a margin of 0.825% to 1.825% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement.  Interest on a base rate loan is payable monthly over the five-year term of the agreement.  Interest on a LIBOR-based loan is due, at the Partnership’s election, one, two, three or six months after such loan is made.  Outstanding principal amounts are due upon termination of the agreement.  The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement.  As of September 30, 2006, outstanding borrowings under this facility totaled $58,255.  The amended credit agreement matures on October 18, 2010.

Loan proceeds under the amended credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. Amounts borrowed and repaid may be reborrowed.  Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

Term Loans

On April 3, 2006, the Partnership entered into an agreement with a lending institution under which the Partnership borrowed $80,000, for which it pledged six tugboats and six tank barges as collateral.  Borrowings are represented by six notes which have been assigned to other lending institutions.  These loans bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity.  The agreement contains certain prepayment premiums.  Borrowings outstanding on these loans totaled $78,463 as of September 30, 2006.  Also on April 3, 2006, the Partnership entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80,000 of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans.  This swap will result in a fixed interest rate on the six notes of 6.6275% for their seven-year term.  This swap contract has been designated as a cash flow hedge.  Therefore, the cumulative unrealized loss of $890 as of September 30, 2006, including a loss of $2,026 for the three months then ended, relating to the change in fair value of the swap contract has been reflected in other comprehensive income, which is shown net of the related income tax effect in the consolidated financial statements.

On December 19, 2005, one of the Partnership’s subsidiaries entered into a seven year Canadian dollar term loan to refinance the purchase of an integrated tug-barge unit.  The proceeds of $13,000 were used to repay borrowings under the amended credit agreement which had been used to finance purchase of the unit.  The loan bears interest at a fixed rate of 6.59%, is repayable in 84 monthly installments of CDN $136 with the remaining principal amount payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge.  Borrowings outstanding on this loan totaled $13,147 as of September 30, 2006.

In May 2006, the Partnership entered into an agreement to borrow up to $23,000 to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges.  During the construction period, the loan bears interest at 30-day LIBOR plus 1.40%; interest only is payable monthly through the earlier of May 12, 2007 or delivery of the final tank barge.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barges and (during the construction period only) 13 other tank vessels.  Borrowings outstanding on this loan totaled $9,657 at September 30, 2006.

In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges.  The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107 with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barges.  Borrowings outstanding on this loan were $17,571 at September 30, 2006.

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a 100,000-barrel tank barge.  The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $66 with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan totaled $10,413 at September 30, 2006.

In March 2005 the Partnership entered into a three-year term loan in the amount of $11,700.  The loan bears interest at a fixed rate of 6.25% annually, and is repayable in monthly principal installments of $70 with the remaining principal amount payable at maturity.  The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan.  Borrowings outstanding on this loan totaled $10,448 at September 30, 2006.

Restrictive Covenants

The agreements governing the amended credit agreement and the term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).

Maturities of Long-Term Debt

As of September 30, 2006, maturities of long-term debt for each of the next five fiscal years were as follows:

2007	$7,631
2008	17,508
2009	8,203
2010	8,360
2011	67,209

5.             Commitments and Contingencies

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed their members an additional capital call which they believe will contribute to achievement of the projected required free reserve increases.  The Partnership’s capital call, payable during calendar year 2007, is $1,388.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a ship owner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,388 capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in both other assets and accrued expenses in the September 30, 2006 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate is working towards a final agreement with the New York taxing authority on a calculation methodology for the PBT.  The Partnership has accrued an estimated liability using the methodology under discussion.  In accordance with the agreements entered into in connection with the Partnership’s initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Partnership’s predecessor companies.

As previously disclosed, one of the Partnership’s tank barges struck submerged debris in the U.S. Gulf of Mexico in November 2005, causing significant damage which resulted in the barge eventually capsizing.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. Although the final amount has not been determined, the Partnership believes much of the oil escaped into the ocean. According to the National Oceanic and Atmospheric Administration, however, the likelihood of shoreline impact from the incident is low.  The Partnership maintains significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believes that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

6.             Long-term Incentive Plan

The Partnership maintains a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options.  The plan currently permits the grant of awards covering an aggregate of 440,000 common units.  Unit compensation expense amounted to $250 and $130 for the three months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, there was $2,475 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.  A summary of the status of the Partnership’s restricted unit awards as of September 30, 2006, and of changes in restricted units outstanding under the Partnership’s long-term incentive plan during the three months then ended is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Restricted unit awards outstanding at June 30, 2006	94,350	$31.97
Units granted	750	$32.00
Units vested and issued	(750)	$38.64
Units forfeited	—	—
Restricted unit awards outstanding at September 30, 2006	94,350	$31.92

7.                                      New Accounting Pronouncements

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial

Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  FAS 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Partnership adopted FAS 154 as of July 1, 2006, and such adoption did not have a significant impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Partnership is currently analyzing it.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007, and the Partnership is currently analyzing it.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business.  We currently operate a fleet of 61 tank barges, 2 tankers and 42 tugboats serving a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 3.4 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States, as measured by barrel-carrying capacity.

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

•                  Bareboat charter and other revenue. Bareboat charter and other revenue includes revenue from bareboat charters and from towing, water treatment, and other miscellaneous services.

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

•                  Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period, the size of the vessels and the nature of the work performed determine the level of drydocking expenditures. We capitalize expenditures incurred for drydocking and amortize these expenditures over 36 months.  We also amortize, over periods ranging from four to ten years, intangible assets acquired.

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

•                  Average daily rate. Average daily rate, another key measure of our operating performance, is equal to the net voyage revenue earned by a tank vessel or group of tank vessels during a defined period, divided by the total number of days actually worked by that tank vessel or group of tank vessels during that period. Fluctuations in average daily rates result not only from changes in charter rates charged to our customers, but also from changes in vessel efficiency which could result from internal factors, such as newer and more efficient tank vessels, and from external factors such as weather or other delays.

•                  Coastwise and local trades. Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid Atlantic states to points as far north as Canada and as far south as Cape Hatteras, from points within the Gulf Coast region to other points within that region or to the Northeast, and to and from points on the West Coast of the United States and Alaska. We also own two non-Jones Act tank barges that transport petroleum products internationally. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade is an industry term used generally for Jones Act purposes, and would include both our coastwise and local trades.

Results Of Operations

The following table summarizes our results of operations (dollars in thousands, except average daily rates):

	Three Months Ended September 30,
	2006	2005
Voyage revenue	$52,747	$36,773
Bareboat charter and other revenue	2,163	427
Total revenues	54,910	37,200
Voyage expenses	11,581	7,777
Vessel operating expenses	23,336	13,807
% of net voyage revenue (a)	56.7%	47.6%
General and administrative expenses	4,807	3,979
% of net voyage revenue (a)	11.7%	13.7%
Depreciation and amortization	7,685	5,487
Net (Gain) on Disposal of Vessel	(16)	—
Operating income	7,517	6,150
% of net voyage revenue (a)	18.3%	21.2%
Interest expense, net	3,322	1,704
Other expense (income), net	(16)	(1)
Income before provision for income taxes	4,211	4,447
Provision for income taxes	125	199
Net income	$4,086	$4,248

Net voyage revenue (a) by trade

Coastwise
Total tank vessel days	2,760	1,748
Days worked	2,517	1,596
Scheduled drydocking days	113	86
Net utilization	91%	91%
Average daily rate	$11,744	$13,367
Total coastwise net voyage revenue	$29,560	$21,334
Local
Total tank vessel days	2,280	1,840
Days worked	1,685	1,405
Scheduled drydocking days	73	73
Net utilization	74%	76%
Average daily rate	$6,888	$5,454
Total local net voyage revenue	$11,606	$7,662
Tank vessel fleet
Total tank vessel days	5,040	3,588
Days worked	4,202	3,001
Scheduled drydocking days	186	159
Net utilization	83%	84%
Average daily rate	$9,797	$9,662
Total fleet net voyage revenue	$41,166	$28,996

(a)             Net voyage revenue (which totaled $41,166 and $28,996 for the three months ended September 30, 2006 and 2005, respectively) is a non-GAAP measure which is defined above under “Definitions” and reconciled to Voyage revenue, the nearest GAAP measure,  under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Voyage Revenue and Voyage Expenses

Voyage revenue was $52.7 million for the three months ended September 30, 2006, an increase of $15.9 million, or 43%, as compared to voyage revenue of $36.8 million for the three months ended September 30, 2005.  Voyage expenses were $11.6 million for the three months ended September 30, 2006, an increase of $3.8 million, or 49%, as compared to voyage expenses of $7.8 million incurred for the three months ended September 30, 2005.

Net voyage revenue

Net voyage revenue was $41.2 million for the three months ended September 30, 2006, which exceeded net voyage revenue of $29.0 million for the three months ended September 30, 2005 by $12.2 million, or 42%.  In our coastwise trade, net voyage revenue was $29.6 million, an increase of $8.3 million, or 39%, as compared to $21.3 million in the three months ended September 30, 2005.  Net utilization in our coastwise trade was 91% for the three-month period ended September 30, 2006 compared to 91% for the three-month period ended September 30, 2005.  The acquisition of Sea Coast Transportation LLC in October 2005 resulted in increased coastwise net voyage revenue of $9.0 million for the three months ended September 30, 2006, compared to the fiscal 2006 period.  Increases totaling $2.6 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1) the DBL 103, which was placed in service in January 2006, and (2) the McCleary’s Spirit, which was purchased in October 2005.   These increases were partially offset by a $1.1 million decrease in coastwise net voyage revenue resulting from the loss of the DBL 152 in the previously reported November 2005 barge incident, and a $0.9 million decrease due to an extended shipyard on one other large vessel.  Average daily rates in coastwise net voyage revenue decreased 12% to $11,744 for the three months ended September 30, 2006 from $13,367 for the three months ended September 30, 2005, which accounted for approximately $2.6 million of decreased net voyage revenue.  Average daily rates were negatively impacted by the extended time in the shipyard of one large vessel and the effects of the loss of the DBL 152.

Net voyage revenue in our local trade for the three months ended September 30, 2006 increased by $3.9 million, or 51%, to $11.6 million from $7.7 million for the three months ended September 30, 2005.  The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $1.9 million for the three months ended September 30, 2006.  Additionally, local net voyage revenue increased by $1.5 million during the three months ended September 30, 2006 due to the increased number of work days for the newbuild barges DBL 28, DBL 29 and DBL 26, delivered in March, May and August 2006, respectively.  Net utilization in our local trade was 74% for the three months ended September 30, 2006, compared to 76% for the three months ended September 30, 2005.  Average daily rates in our local trade increased 26% to $6,888 for the three months ended September 30, 2006 from $5,454 for the comparative prior year, positively impacted by higher charter rates resulting from strong market conditions including certain short term, higher rate charters in the northeast; these factors accounted for approximately $2.0 million of increased net voyage revenue.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $2.2 million for the three months ended September 30, 2006, compared to $0.4 million for the three months ended September 30, 2005.  Of this $1.8 million increase, $1.4 million resulted from outside chartering of tank barges by Sea Coast and $0.2 million of increased revenue from our water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $23.3 million for the three months ended September 30, 2006 compared to $13.8 million for the three months ended September 30, 2005.  Vessel operating expenses as a percentage of net voyage revenue increased to 56.7% for the three months ended September 30, 2006 from 47.6% for the three months ended September 30, 2005, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005 and increased outside towing.  Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses.  The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense.  Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above, and an additional tugboat purchased in October 2005.  Insurance costs and vessel repairs and supplies also increased as a result of the operation of the larger number of vessels.  Outside towing expense increased by $1.6 million due to the need for additional tugboats to satisfy increased demand for our tank vessels.

Depreciation and Amortization

Depreciation and amortization was $7.7 million for the three months ended September 30, 2006, an increase of $2.2 million, or 40%, compared to $5.5 million for the three months ended September 30, 2005.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, plus $0.3 million in amortization of certain intangible assets acquired in our acquisition of Sea Coast.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2006, an increase of $0.8 million, or 20%, as compared to general and administrative expenses of $4.0 million for the three months ended September 30, 2005.  As a percentage of net voyage revenue, general and administrative expenses decreased to 11.7% for the three months ended September 30, 2006 from 13.7% for the three months ended September 30, 2005.  The $0.8 million increase reflected $1.0 million of increased personnel and facilities costs resulting from the Sea Coast acquisition.

Interest Expense, Net

Net interest expense was $3.3 million for the three months ended September 30, 2006, or $1.6 million higher than the $1.7 million incurred in the three months ended September 30, 2005.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with the   Sea Coast acquisition in October 2005 and our newbuild vessels, and higher average interest rates.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended September 30, 2006, this rate was 3.0% as compared to a rate of 4.5% for the three months ended September 30, 2005.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended September 30, 2006 was lower than the comparable prior year period due to changes in certain state tax apportionment factors.

Net Income

Net income was $4.1 million for the three months ended September 30, 2006, an decrease of $0.1 million compared to net income of $4.2 million for the three months September 30, 2005.  This decrease resulted primarily from a $1.6 million increase in interest expense, net partially offset by a $1.4 million increase in operating income and a $0.1 million decrease in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $7.4 million for the three months ended September 30, 2006, an increase of $2.1 million compared to $5.3 million for the three months ended September 30, 2005.  The increase resulted from $1.4 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, and a $2.7 million increase from fluctuation in working capital balances, partially offset by increased drydocking payments of $2.0 million.  During the quarter ended September 30, 2006, our working capital requirements did not change substantially; during the quarter ended September 30, 2005, working capital increased by approximately $2.8 million primarily as a result of increased accounts receivable due to increased sales.

Investing Cash Flows.  Net cash used in investing activities totaled $8.4 million for the three months ended September 30, 2006, compared to $4.1 million for the three months ended September 30, 2005.  Vessel acquisitions totaled $1.6 million for the three months ended September 30, 2006 related to the purchase of certain small tank vessels and tugboats.  Tank vessel construction in the three months ended September 30, 2006 aggregated $4.3 million and included progress payments on construction of a new 100,000-barrel tank barge and two new 28,000-barrel tank barges.  Tank vessel construction of $3.5 million in the comparative prior year period included progress payments on construction of a 100,000-barrel tank barge and two 28,000-barrel tank barges that were delivered in fiscal 2006.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges totaled

$2.9 million in the three months ended September 30, 2006, compared to $0.6 million in the three months ended September 30, 2005, relating primarily to expenditures for upgrading the vessels acquired in December 2004.

Financing Cash Flows.  Net cash provided by financing activities was $0.8 million for the three months ended September 30, 2006, compared to $1.1 million of net cash used in financing activities for the three months ended September 30, 2005.  The primary financing activities in the fiscal 2007 first quarter were $4.3 million of borrowings on term loans to finance the construction of new tank barges, a $4.2 million increase in our credit line borrowings, and $6.4 million in distributions to partners as described in “—Payment of Distributions” below.  In the three months ended September 30, 2005, we borrowed $3.2 million on term loans to finance construction of new tank barges, increased credit line borrowings by $3.0 million, and paid $5.1 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.62 per unit in respect of the quarter ended June 30, 2006, which was paid on August 15, 2006 to unitholders of record on August 9, 2006.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At September 30, 2006, approximately 67% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder (except for one 75,000-barrel vessel which phases out in January 2009) will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $13.5 million per year to drydock and maintain our tank vessels’ operating capacity.  We expect such expenditures to approximate $14.0 million in fiscal 2007.  In addition, we anticipate that we will spend $0.8 million annually for other general capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency; we expect to spend approximately $30.0 million in progress payments during fiscal 2007 on the vessel newbuild programs discussed below.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three months ended September 30,
	2006	2005
Maintenance capital expenditures	$6,640	$2,639
Expansion capital expenditures (including vessel acquisitions)	2,469	573
Total capital expenditures	$9,109	$3,212
Construction of tank vessels	$4,260	$3,473

In August 2005, we signed an agreement to construct two additional 28,000-barrel tank barges.  One was delivered in August 2006 while the other is expected to be delivered in the second quarter of fiscal 2007.  In November 2005, we signed an agreement to construct a new 100,000-barrel tank barge that is expected to be delivered in the third quarter of fiscal 2007.  These two contracts are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $24.0 million.  In June 2006, we signed an agreement to construct an additional four new 28,000-barrel tank barges that are expected to be delivered in the first and second quarters of fiscal 2008.  Also, in August 2006, we signed an agreement to construct two 80,000-barrel tank barges that are expected to be delivered in the second and third quarters of fiscal 2008.  These two contracts are expected to cost, in the aggregate and after addition of certain special equipment, approximately $46.0 million.  We expect to finance these newbuildings from borrowings and cash from operations.

Additionally, we intend to retire, retrofit or replace 32 (including three chartered-in) single-hull tank vessels by December 2014, which at September 30, 2006 represented approximately 33% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels would range from $88.0 million to $92.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We are currently evaluating the most cost-effective means to replace this capacity.

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

 Amended Credit Agreement.   In March 2005, we entered into a new five-year $80.0 million revolving credit agreement with a syndicate of banks.  The new credit agreement replaced our then-existing $47.0 million revolving credit agreement, which was repaid and terminated.  On October 18, 2005, November 29, 2005, and April 3, 2006, in connection with certain acquisition and other financings, we amended the revolving credit agreement.

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

The amended credit agreement contains customary events of default.  If a default occurs and is continuing, we must repay all amounts outstanding under the agreement.  As of September 30, 2006, outstanding borrowings under the amended credit agreement totaled $58.3 million, none of which were for working capital purposes.

Other Term Loans.  On April 3, 2006, we entered into an agreement with a lending institution to borrow $80.0 million, for which we pledged six tugboats and six tank barges as collateral.  We used the proceeds of these loans to repay indebtedness under our amended credit agreement.  Borrowings are represented by six notes which have been assigned to other lending institutions.  These loans bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity.  The agreement contains certain prepayment premiums.  Borrowings outstanding on these loans totaled $78.5 million as of September 30, 2006.  Also on April 3, 2006, we entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80.0 million of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans.  This swap will result in a fixed interest rate on the Notes of 6.6275% for their seven-year term.  This swap contract has been designated as a cash flow hedge.  Therefore, the cumulative unrealized loss of $0.9 million as of September 30, 2006, including a loss of $2.0 million for the three months then ended, relating to the change in fair value of the swap contract has been reflected in other comprehensive income, which is shown net of the income tax effect in the consolidated financial statements.

On December 19, 2005, one of our subsidiaries entered into a seven year Canadian dollar term loan to refinance purchase of an integrated tug-barge unit.  The proceeds of $13.0 million were used to repay borrowings under the amended revolving credit agreement which had been used to finance purchase of the unit.  The loan bears interest at a fixed rate of 6.59%, is repayable in 84 monthly installments of CDN $136,328 with the remaining principal amount payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge.  Borrowings outstanding on this loan totaled $13.1 million as of September 30, 2006.

In May 2006, we entered into an agreement to borrow up to $23.0 million to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges.  During the construction period, the loan bears interest at 30-day LIBOR plus 1.40%; interest only is payable monthly through the earlier of May 12, 2007 or delivery of the final tank barge.  Thereafter, monthly payments of principal, plus accrued interest, are payable over seven years, with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barges and (during the construction period only) 13 other tank vessels.  Borrowings outstanding on this loan totaled $9.7 million at September 30, 2006.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges.  The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107,143 with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barges.  Borrowings outstanding on this loan were $17.6 million at September 30, 2006.

In March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of a 100,000-barrel tank barge.  The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $65,500 with the remaining principal amount payable at maturity.  The loan is collateralized by the related tank barge.  Borrowings outstanding on this loan totaled $10.4 million at September 30, 2006.

In March 2005, we entered into a three-year term loan in the amount of $11.7 million to refinance an existing loan.  Our obligations under this agreement are secured by a first priority security interest in three vessels.  The loan is repayable in monthly principal installments of $69,578, with the remaining principal amount repayable at maturity, plus accrued interest at an annual fixed rate of 6.25%.  The loan agreement contains events of default and covenants that are customary for facilities of this type.  Borrowings outstanding on this loan total $10.4 million at September 30, 2006.

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

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed their members an additional capital call which they believe will contribute to achievement of the projected required free reserve increases.  Our capital call, payable during calendar year 2007, is $1.4 million.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a ship owner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.4 million capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in both other assets and accrued expenses in the September 30, 2006 balance sheet.

As previously disclosed, one of our tank barges struck submerged debris in the U.S. Gulf of Mexico in November 2005, causing significant damage which resulted in the barge eventually capsizing.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. Although the final amount has not been determined, we believe much of the oil escaped into the ocean.  According to the National Oceanic and Atmospheric Administration, however, the likelihood of shoreline impact from the incident is low.  We maintain significant protection and indemnity insurance for pollution-related costs and claims, including clean-up costs and environmental damages, and believe that such coverage will be adequate to cover the cost of the clean-up operations and any subsequent claims, fines or penalties.

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

EW Transportation Corp., a predecessor to our Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate is working towards a final agreement with the New York taxing authority on a calculation methodology for the PBT.  The Partnership has accrued an estimated liability using the methodology under discussion.  In accordance with the agreements entered into in connection with our initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our predecessor companies.

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

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

New Accounting Pronouncements

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  FAS 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  We adopted FAS 154 as of July 1, 2006, and such adoption did not have a significant impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are currently analyzing it.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007, and we are currently analyzing it.

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

•                  adverse developments in our marine transportation business; and

•                  the other factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreement discussed below, as of September 30, 2006 approximately $103.7 million of our long- term debt bears interest at fixed interest rates ranging from 6.25% to 6.63%.  Borrowings under our amended credit agreement and certain other term loans, totaling $95.9 million at September 30, 2006, bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of September 30, 2006, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.0 million annually.

We utilize an interest rate swap to reduce our exposure to market risk from changes in interest rates.  The primary objective of this contract is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contract we currently hold has been designated as a cash flow hedge and, accordingly, gains and losses resulting from changes in the fair value of this contract are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments, however the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

As of September 30, 2006, we had one outstanding interest rate swap agreement which expires on May 1, 2013 concurrently with the hedged term loans.  As of such date, the notional amount of the swap was $78.5 million, we are paying a fixed rate of 6.63%, and we are receiving a variable interest rate of 6.73%.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in Part I — “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I - “Item 1A.   Risk Factors” in our, which could materially affect our business, financial condition, results of operations, cash flows or prospects.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

On September 25, 2006, the Compensation Committee of the Board of Directors of the general partner of our general partner authorized the payment of annual cash bonuses with respect to the fiscal year ended June 30, 2006 to each of our named executive officers, Mr. Casey received $200,000 and Messrs. Nicola, Sullivan, Falcinelli and Haslinsky each received $50,000.  Also on September 25, 2006, the Compensation Committee increased Mr. Haslinsky’s annual base salary to $175,000.

Item 6.    Exhibits.

Exhibit Number		Description
31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.
31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.
32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.
32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

*              Incorporated by reference, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

	By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 3, 2006		By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: November 3, 2006		By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)