Form 10-Q
period 2006-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2007-02-08
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

At February 8, 2007, the number of the issuer’s outstanding common units was 5,775,550.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.                          Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	$414	$826
Accounts receivable, net	18,871	20,322
Deferred taxes	513	497
Prepaid expenses and other current assets	6,636	8,256
Total current assets	26,434	29,901

Vessels and equipment, net	326,910	316,237
Construction in progress	15,968	5,452
Deferred financing costs, net	1,039	1,007
Goodwill	16,385	16,579
Other assets	12,432	13,852
Total assets	$399,168	$383,028

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$8,169	$7,745
Accounts payable	13,744	13,949
Accrued expenses and other current liabilities	10,810	8,677
Total current liabilities	32,723	30,371

Term loans and capital lease obligation	137,439	131,620
Credit line borrowings	68,400	54,015
Deferred taxes	3,069	3,079
Total liabilities	241,631	219,085
Commitments and contingencies
Partners’ capital	157,537	163,943
Total liabilities and partners’ capital	$399,168	$383,028

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005

Voyage revenue	$52,921	$45,659	$105,668	$82,432
Bareboat charter and other revenue	3,110	1,649	5,273	2,076

Total revenues	56,031	47,308	110,941	84,508

Voyage expenses	10,465	10,165	22,046	17,942
Vessel operating expenses	24,425	19,998	47,761	33,805
General and administrative expenses	5,256	4,310	10,063	8,289
Depreciation and amortization	8,127	6,590	15,812	12,077
Net gain on disposal of vessel	—	(415)	(16)	(415)
Total operating expenses	48,273	40,648	95,666	71,698

Operating income	7,758	6,660	15,275	12,810

Interest expense, net	3,419	2,426	6,741	4,130
Net loss on reduction of debt	—	6,898	—	6,898
Other expense (income), net	(15)	(20)	(31)	(21)

Income (loss) before income taxes	4,354	(2,644)	8,565	1,803

Provision for income taxes	408	2	533	201
Net income (loss)	3,946	(2,646)	8,032	1,602

Comprehensive income:
Fair market value adjustment for interest rate swaps, net of taxes	78	—	(1,932)	—
Foreign currency translation adjustment	(24)	74	(22)	74
Comprehensive income (loss)	4,000	(2,572)	6,078	1,676

General partner’s interest in net income (loss)	$79	$(53)	$161	$32

Limited partners’ interest:
Net income (loss)	$3,867	$(2,593)	$7,871	$1,570
Net income (loss) per unit - basic	$0.39	$(0.27)	$0.79	$0.17
- diluted	$0.39	$(0.26)	$0.79	$0.17
Weighted average units outstanding - basic	9,940	9,760	9,930	9,296
- diluted	10,015	9,816	10,015	9,354

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)

	Limited Partners				General Partner	TOTAL
	Common		Subordinated
	Units	$	Units	$
Balance at June 30, 2006	5,755	$125,187	4,165	$37,052	$1,704	$163,943

Issuance of common units under long-term incentive plan	21	555				555

Fair market value adjustment for interest rate swap, net of taxes		(1,100)		(793)	(39)	(1,932)

Foreign currency translation adjustment		(13)		(9)		(22)

Net income		4,573		3,298	161	8,032

Distributions to partners		(7,264)		(5,248)	(527)	(13,039)

Balance at December 31, 2006	5,776	$121,938	4,165	$34,300	$1,299	$157,537

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		For the Six Months Ended December 31,
		2006	2005
	Cash flows from operating activities:
	Net income	$8,032	$1,602

	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	15,955	12,258
	Payment of drydocking expenditures	(8,523)	(4,335)
	Provision for doubtful accounts	331	305
	Net (gain) on sale of vessel	(16)	(415)
	Deferred income taxes	184	54
	Unit-based compensation costs	380	213
	Prepayment costs on long term debt	—	(4,196)
	Net loss on reduction of debt	—	6,898
	Other	52	68
	Changes in operating working capital:
	Accounts receivable	1,120	(3,724)
	Prepaid expenses and other current assets	1,608	(864)
	Accounts payable	2,404	559
	Accrued expenses and other current liabilities	1,189	527
	Other assets	(32)	312
	Net cash provided by operating activities	22,684	9,262

	Cash flows from investing activities:
	Vessel acquisitions	(7,125)	(13,164)
	Acquisition of Sea Coast, net of cash acquired	—	(76,512)
	Capital expenditures	(7,864)	(2,986)
	Construction of tank vessels	(14,688)	(9,031)
	Proceeds from Title XI reserve funds	—	2,876
	Proceeds on the sale of vessel	339	4,400
	Net cash used in investing activities	(29,338)	(94,417)

	Cash flows from financing activities:
	Net increase in credit line borrowings	14,385	82,825
	Gross proceeds from equity offering	—	34,010
	Principal payments to Title XI reserve fund	—	(674)
	Proceeds from issuance of long-term debt	11,009	20,015
	Redemption of Title XI bonds	—	(36,788)
	Payments on term loans	(4,240)	(479)
	Financing costs paid — equity issuance	—	(1,552)
	Financing costs paid — debt issuance	(158)	(522)
	Book overdrafts	(1,715)	(706)
	Capital contributions from general partner	—	783
	Distributions to partners	(13,039)	(10,860)
	Net cash provided by financing activities	6,242	86,052

	Cash and cash equivalents:
	Net (decrease) increase	(412)	897
	Balance at beginning of the period	826	88
	Balance at end of the period	$414	$985
	Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest, net of amounts capitalized	$7,993	$4,616
	Income taxes	$47	$—

	Supplemental disclosure of non-cash investing and financing activities:
	Acquisition of Sea Coast Transportation LLC:
	Fair value of net assets acquired		$82,382
Less:	Value of common units issued to seller		(4,376)
	Cash paid for the transaction		$78,006
Less:	Cash acquired		(1,494)
	Net cash paid for the transaction		$76,512

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides refined petroleum products marine transportation, distribution, and logistics services in the U.S. domestic marine transportation business.  The Partnership and its predecessor companies have engaged in the transportation of refined petroleum products since 1959.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 2% general partner interest, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions were $0.64 per unit and $1.26 per unit during the three and six months ended December 31, 2006, respectively, and $0.57 per unit and $1.13 per unit during the three and six months ended December 31, 2005, respectively.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of December 31, 2006, and for the three and six-month periods ended December 31, 2006 and 2005, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Form 10-K”).  The June 30, 2006 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

All dollar amounts appearing in these consolidated financial statements, except for unit and per unit amounts, are in thousands.  Certain prior year amounts have been reclassified to conform to the current year presentation, including a reclassification of  $4,196 of prepayment costs on long-term debt for the six months ended December 31, 2005 from financing activities to operating activities in the unaudited consolidated statements of cash flows.

2.   Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  The weighted average units outstanding for basic net income per unit were 9,940 and 9,760 for the three months ended December 31, 2006 and 2005, respectively, and 9,930 and 9,296 for the six months ended December 31, 2006 and 2005, respectively.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 75 and 56 for the three months ended December 31, 2006 and 2005, respectively, and 85 and 58 for the six months ended December 31, 2006 and 2005, respectively, due to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

3.   Acquisition of Sea Coast Transportation

On October 18, 2005, the Partnership completed the acquisition of all of the membership interests in Sea Coast Transportation LLC (“Sea Coast”), plus certain additional vessel assets, from Marine Resources Group, Inc.  Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska.

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

	For the three months ended December 31, 2005	For the six months ended December 31, 2005
	(unaudited)
Revenues	$50,334	$103,078
Net income (loss)	(2,578)	3,696
Basic net income (loss) per limited partner unit	$(0.26)	$0.39
Fully diluted net income (loss) per limited partner unit	$(0.26)	$0.38

4.   Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	December 31, 2006	June 30, 2006
Vessels	$428,412	$403,693
Pier and office equipment	5,701	4,967
	434,113	408,660
Less accumulated depreciation and amortization	(107,203)	(92,423)
Vessels and equipment, net	$326,910	$316,237

Construction in progress	$15,968	$5,452

Depreciation and amortization of vessels and equipment was $7,617 and $14,828 for the three and six months ended December 31, 2006, respectively, and $6,203 and $11,487 for the three and six months ended December 31, 2005, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three and six months ended December 31, 2006 of $2,425 and $4,799, respectively, and $1,801 and $3,548, for the three and six months ended December 31, 2005, respectively.

In January 2007, the Partnership took delivery of the second of two new 28,000-barrel tank barges which it ordered in August 2005.  The Partnership has also entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Date of Agreement	Vessels	Expected Delivery
November 2005	One 100,000-barrel tank barge	3rd Quarter fiscal 2007
June 2006	Four 28,000-barrel tank barges	4th Quarter fiscal 2007–2nd Quarter 2008
August 2006	Two 80,000-barrel tank barges	4th Quarter fiscal 2008–1st Quarter fiscal 2009
December 2006	One 80,000-barrel tank barge	1st Quarter fiscal 2009

The above contracts are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $79,000.  Construction in progress at December 31, 2006 comprises expenditures for the 100,000-barrel, two 80,000-barrel and the 28,000-barrel tank barges described above.

5.   Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	December 31, 2006	June 30, 2006
Term loans	$144,135	$137,695
Capital lease obligation	1,473	1,670
Credit line borrowings	68,400	54,015
	214,008	193,380
Less current portion	(8,169)	(7,745)
	$205,839	$185,635

Amended Credit Agreement

The Partnership maintains a $75,000 revolving credit agreement with a group of banks to provide financing for its operations.  The agreement, as amended, allows the Partnership to request an increase in the total borrowing availability by up to $25,000, to a maximum of $100,000, so long as no default or event of default has occurred and is continuing.  Effective December 28, 2006, the Partnership amended its revolving credit agreement to reduce interest rate margins and modify certain financial coverage ratios to increase the Partnership’s borrowing flexibility.

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

6.   Commitments and Contingencies

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed their members an additional capital call which they believe will contribute to achievement of the projected required free reserve increases.  The Partnership’s capital call, payable during calendar year 2007, will be approximately $1,119.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in both other assets and accrued expenses and other current liabilities in the December 31, 2006 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  The Partnership has accrued an estimated liability using the agreed methodology.  In accordance with the agreements entered into in connection with the Partnership’s initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Partnership’s predecessor companies.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for the Partnership’s fiscal year beginning July 1, 2007, and the Partnership is currently analyzing its impact, if any.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007, and the Partnership is currently analyzing its impact, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements.  SAB 108 does not require prior period restatement as a result of adopting the new guidance if management properly applied its previous approach to assessing unrecorded misstatements and all relevant qualitative factors were considered.  The cumulative effect of the initial application of SAB 108, if any, would be reported in the carrying amounts of assets and liabilities at the beginning of the year, with an offsetting adjustment to the beginning balance of retained earnings.  The nature and amount of each of the individual misstatements corrected would be required to be disclosed.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 and the Partnership is currently analyzing its impact, if any.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business.  We currently operate a fleet of 61 tank barges, 2 tankers and 44 tugboats serving a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 3.4 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States, as measured by barrel-carrying capacity.

Demand for our services is driven primarily by demand for refined petroleum products in the East, West and Gulf Coast regions of the United States.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats.

We operate our tank vessels in markets that exhibit seasonal variations in demand and, as a result, in charter rates.  For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season.  In certain regions, movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months.  Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States.  Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions.  The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services.  A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability.  Our West Coast operations provide seasonal diversification primarily as a result of its services to our Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions.  Considering the above, we believe seasonal demand for our services is lowest during our third fiscal quarter.

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

Please refer to “—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Definitions” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for definitions of certain other terms used in our discussion of results of operations.

Results Of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Voyage revenue	$52,921	$45,659	$105,668	$82,432
Bareboat charter and other revenue	3,110	1,649	5,273	2,076
Total revenues	56,031	47,308	110,941	84,508
Voyage expenses	10,465	10,165	22,046	17,942
Vessel operating expenses	24,425	19,998	47,761	33,805
% of net voyage revenue (a)	57.5%	56.3%	57.1%	52.4%
General and administrative expenses	5,256	4,310	10,063	8,289
% of net voyage revenue (a)	12.4%	12.1%	12.0%	12.9%
Depreciation and amortization	8,127	6,590	15,812	12,077
Net (gain) loss on disposal of vessels	—	(415)	(16)	(415)
Operating income	7,758	6,660	15,275	12,810
% of net voyage revenue (a)	18.3%	18.8%	18.3%	19.9%
Interest expense, net	3,419	2,426	6,741	4,130
Net loss on reduction of debt	—	6,898	—	6,898
Other expense (income), net	(15)	(20)	(31)	(21)
Income (loss) before provision for income taxes	4,354	(2,644)	8,565	1,803
Provision for income taxes	408	2	533	201
Net income (loss)	$3,946	$(2,646)	$8,032	$1,602

Net voyage revenue by trade
Coastwise
Total tank vessel days	2,760	2,436	5,520	4,184
Days worked	2,547	2,264	5,064	3,860
Scheduled drydocking days	80	38	193	124
Net utilization	92%	93%	92%	92%
Average daily rate	$11,971	$11,454	$11,858	$12,245
Total coastwise net voyage revenue	$30,490	$25,932	$60,050	$47,266
Local
Total tank vessel days	2,146	2,210	4,426	4,050
Days worked	1,801	1,759	3,486	3,164
Scheduled drydocking days	41	111	114	184
Net utilization	84%	80%	79%	78%
Average daily rate	$6,644	$5,436	$6,762	$5,444
Total local net voyage revenue	$11,966	$9,562	$23,572	$17,224

Tank vessel fleet
Total tank vessel days	4,906	4,646	9,946	8,234
Days worked	4,348	4,023	8,550	7,024
Scheduled drydocking days	121	149	307	308
Net utilization	89%	87%	86%	85%
Average daily rate	$9,765	$8,823	$9,780	$9,181
Total fleet net voyage revenue	$42,456	$35,494	$83,622	$64,490

(a)             Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP measure and is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Voyage Revenue and Voyage Expenses

Voyage revenue was $52.9 million for the three months ended December 31, 2006, an increase of $7.2 million, or 16%, as compared to voyage revenue of $45.7 million for the three months ended December 31, 2005.  Voyage expenses were $10.5 million for the three months ended December 31, 2006, an increase of $0.3 million, or 3%, as compared to voyage expenses of $10.2 million incurred for the three months ended December 31, 2005.

Net voyage revenue

Net voyage revenue was $42.5 million for the three months ended December 31, 2006, which exceeded net voyage revenue of $35.5 million for the three months ended December 31, 2005 by $7.0 million, or 20%.  In our coastwise trade, net voyage revenue was $30.5 million, an increase of $4.6 million, or 18%, as compared to $25.9 million for the three months ended December 31, 2005.  Net utilization in our coastwise trade was 92% for the three-month period ended December 31, 2006 compared to 93% for the three-month period ended December 31, 2005.  Net voyage revenue for a full quarter from Sea Coast Transportation LLC, which was acquired in October 2005, resulted in an increase in net voyage revenue of $3.5 million for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005.  The DBL 103, which was delivered in January 2006, also contributed additional coastwise net voyage revenue.  Average daily rates in coastwise net voyage revenue increased 5% to $11,971 for the three months ended December 31, 2006 from $11,454 for the three months ended December 31, 2005, which accounted for approximately $1.2 million of increased net voyage revenue.

Net voyage revenue in our local trade for the three months ended December 31, 2006 increased by $2.4 million, or 25%, to $12.0 million from $9.6 million for the three months ended December 31, 2005.   Local net voyage revenue increased by $2.1 million during the three months ended December 31, 2006 due to the increased number of work days for the newbuild barges DBL 28, DBL 29 and DBL 26, delivered in March, May and August 2006, respectively.  Net utilization in our local trade was 84% for the three months ended December 31, 2006, compared to 80% for the three months ended December 31, 2005.  Average daily rates in our local trade increased 22% to $6,644 for the three months ended December 31, 2006 from $5,436 for the comparative prior year period, positively impacted by higher charter rates resulting from strong market conditions, particularly for short term charters.  Increased charter rates accounted for approximately $2.1 million of increased net voyage revenue.  One single-hulled vessel was retired during the second quarter of fiscal 2007.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $3.1 million for the three months ended December 31, 2006, compared to $1.6 million for the three months ended December 31, 2005.  Of this $1.5 million increase, $0.8 million resulted from employment of certain chartered-in tank barges by Sea Coast and $0.6 million of increased revenue from our water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $24.4 million for the three months ended December 31, 2006 compared to $20.0 million for the three months ended December 31, 2005.  Vessel operating expenses as a percentage of net voyage revenue increased to 57.5% for the three months ended December 31, 2006 from 56.3% for the three months ended December 31, 2005, resulting mainly from increased outside towing due to the need for additional towing during shipyard periods for our tugs.  Vessel labor and related costs increased $2.8 million as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above.  Insurance costs and vessel repairs and supplies increased $1.2 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $8.1 million for the three months ended December 31, 2006, an increase of $1.5 million, or 23%, compared to $6.6 million for the three months ended December 31, 2005.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, including vessels acquired in the Sea Coast transaction in October 2005.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended December 31, 2006, an increase of $1.0 million, or 23%, as compared to general and administrative expenses of $4.3 million for the three months ended December 31, 2005.  As a percentage of net voyage revenue, general and administrative expenses increased to 12.4% for the three months ended December 31, 2006 from 12.1% for the three months ended December 31, 2005.  The $1.0 million increase reflected $0.6 million of increased personnel and facilities costs resulting from increased corporate headcount to support our growth, our new corporate office and a satellite office in Philadelphia.

Interest Expense, Net

Net interest expense was $3.4 million for the three months ended December 31, 2006, or $1.0 million higher than the $2.4 million incurred in the three months ended December 31, 2005.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with the acquisition of Sea Coast in October 2005 and our newbuild vessels, and higher average interest rates.

Loss on Reduction of Debt

In November 2005, in connection with our redemption of the Title XI bonds, we made a make-whole payment of $4.0 million.  After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended December 31, 2006, this rate was 9.4% as compared to a rate of 0.1% for the three months ended December 31, 2005.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended December 31, 2006 was higher than the comparable prior year period primarily because a larger portion of our pretax income was provided by our operating partnership’s corporate subsidiaries.  Additionally, the effective tax rate for the three months ended December 31, 2005 was reduced due to the net loss on reduction of debt.

Net income

Net income was $3.9 million for the three months ended December 31, 2006, an increase of $6.5 million compared to a net loss of $2.6 million for the three months ended December 31, 2005.  This increase resulted primarily from a $6.9 million decrease in net loss on reduction of debt, a $1.1 million increase in operating income partially offset by a $1.0 million increase in interest expense and a $0.4 million increase in the provision for income taxes.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Voyage Revenue and Voyage Expenses

Voyage revenue was $105.7 million for the six months ended December 31, 2006, an increase of $23.3 million, or 28%, as compared to voyage revenue of $82.4 million for the six months ended December 31, 2005.  Voyage expenses were $22.0 million for the six months ended December 31, 2006, an increase of $4.1 million, or 23%, as compared to voyage expenses of $17.9 million incurred for the six months ended December 31, 2005.

Net voyage revenue

Net voyage revenue was $83.6 million for the six months ended December 31, 2006, which exceeded net voyage revenue of $64.5 million for the six months ended December 31, 2005 by $19.1 million, or 30%.  In our coastwise trade, net voyage revenue was $60.1 million for the six months ended December 31, 2006, an increase of $12.8 million, or 27%, as compared to $47.3 million in the six months ended December 31, 2005.  Net utilization in our coastwise trade was 92% for the six-month period ended December 31, 2006 and 2005.  The acquisition of Sea Coast in October 2005 resulted in increased coastwise net voyage revenue of $12.5 million for the six months ended December 31, 2006, as compared to the six months ended December 31, 2005.  Increases totaling $4.9 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1) the DBL 103, which was placed in service in January 2006, (2) the McCleary’s Spirit, which was purchased in October 2005, and (3) the DBL 53, which commenced operations in June 2006 after being rebuilt.  These increases were partially offset by a $1.3 million decrease in coastwise net voyage revenue resulting from the loss of the DBL 152 in the previously reported November 2005 barge incident, and a $1.0 million decrease due to an extended shipyard on one other large vessel.  Average daily rates in coastwise net voyage revenue decreased 3% to $11,858 for the six months ended December 31, 2006 from $12,245 for the six months ended December 31, 2005, which accounted for approximately $1.5 million of decreased net voyage revenue.  Average daily rates were negatively impacted by the effects of the loss of the DBL 152.

Net voyage revenue in our local trade for the six months ended December 31, 2006 increased by $6.4 million, or 37%, to $23.6 million from $17.2 million for the six months ended December 31, 2005.  The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $2.1 million for the six months ended December 31, 2006.  Additionally, local net voyage revenue increased by $3.6 million during the six months ended December 31, 2006 due to the increased number of work days for the newbuild barges DBL 28, DBL 29 and DBL 26, delivered in March, May and August 2006, respectively.  Net utilization in our local trade was 79% for the six months ended December 31, 2006, compared to 78% for the six months ended December 31, 2005.  Average daily rates in our local trade increased 24% to $6,762 for the six months ended December 31, 2006 from $5,444 for the comparative prior year, positively impacted by higher charter rates resulting from strong market conditions, particularly for short term charters.  These factors accounted for approximately $4.2 million of increased net voyage revenue.  One single-hulled vessel was retired during the second quarter of fiscal 2007.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $5.3 million for the six months ended December 31, 2006, compared to $2.1 million for the six months ended December 31, 2005.  Of this $3.2 million increase, $2.2 million resulted from employment of certain chartered-in tank barges by Sea Coast and $0.8 million of increased revenue from our water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $47.8 million for the six months ended December 31, 2006 compared to $33.8 million for the six months ended December 31, 2005.  Vessel operating expenses as a percentage of net voyage revenue increased to 57.1% for the six months ended December 31, 2006 from 52.4% for the six months ended December 31, 2005, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005 and increased outside towing during tugboat shipyard periods.  Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses.  The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense.  Vessel labor and related costs increased $8.5 million as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above, and an additional tugboat purchased in October 2005.  Insurance costs and vessel repairs and supplies increased $2.3 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $15.8 million for the six months ended December 31, 2006, an increase of $3.7 million, or 31%, compared to $12.1 million for the six months ended December 31, 2005.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, plus $0.4 million in amortization of certain intangible assets acquired in our acquisition of Sea Coast.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the six months ended December 31, 2006, an increase of $1.8 million, or 22%, as compared to general and administrative expenses of $8.3 million for the six months ended December 31, 2005.  As a percentage of net voyage revenue, general and administrative expenses decreased to 12.0% for the six months ended December 31, 2006 from 12.9% for the six months ended December 31, 2005.  The $1.8 million increase included $1.2 million of increased personnel and facilities costs resulting from the Sea Coast acquisition, and also $0.4 million relating to our new corporate office and a satellite office in Philadelphia.

Interest Expense, Net

Net interest expense was $6.7 million for the six months ended December 31, 2006, or $2.6 million higher than the $4.1 million incurred in the six months ended December 31, 2005.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with the acquisition of Sea Coast in October 2005, and our newbuild vessels, and higher average interest rates.

Loss on Reduction of Debt

In November 2005, in connection with our redemption of the Title XI bonds, we made a make-whole payment of $4.0 million.  After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the six months ended December 31, 2006, this rate was 6.2% as compared to a rate of 11.1% for the six months ended December 31, 2005.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the six months ended December 31, 2006 was lower than the comparable prior year period because a larger portion of pretax income related to our non-taxed domestic operations, compared to the prior year.

Net Income

Net income was $8.0 million for the six months ended December 31, 2006, an increase of $6.4 million compared to net income of $1.6 million for the six months ended December 31, 2005.  This increase resulted primarily from a $6.9 million decrease in net loss on reduction of debt, a $2.5 million increase in operating income partially offset by a $2.6 million increase in interest expense and a $0.3 million increase in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $22.7 million for the six months ended December 31, 2006, an increase of $13.4 million compared to $9.3 million for the six months ended December 31, 2005.  The increase resulted from $3.9 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization and net loss on reduction of debt, a $9.5 million increase from fluctuation in working capital balances, and $4.2 million in prepayment costs on long-term debt, partially offset by increased drydocking payments of $4.2 million.  During the six-month period ended December 31, 2006, our working capital decreased mainly due to increased accounts payable and accrued expenses resulting mainly from increased payroll and pension accruals; during the six month period ended December 31, 2005, working capital increased by approximately $3.2 million primarily as a result of increased accounts receivable due to increased sales.

Investing Cash Flows.  Net cash used in investing activities totaled $29.3 million for the six months ended December 31, 2006, compared to $94.4 million used during the six months ended December 31, 2005.  Vessel acquisitions totaled $7.1 million for the six months ended December 31, 2006, related to the purchase of three tugboats and the purchase of certain small tank vessels and tugboats.  The six months ended December 31, 2005 included the $76.5 million cash portion of the purchase price for Sea Coast, and $13.2 million to acquire an 85,000 barrel integrated tug-barge unit.   Tank vessel construction in the six months ended December 31, 2006 aggregated $14.7 million and included progress payments on construction of a new 100,000-barrel tank barge, two 80,000-barrel tank barges, and six new 28,000-barrel tank barges.  Tank vessel construction of $9.0 million in the comparative prior year period included progress payments on construction of a 100,000-barrel tank barge and four 28,000-barrel tank barges, which were delivered in fiscal 2006 and fiscal 2007.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges and the rebuilding of one of our larger tank barges, totaled $7.9 million in the six months ended December 31, 2006, compared to $3.0 million in the six months ended December 31, 2005, relating primarily to expenditures for upgrading the vessels acquired in December 2004.

Financing Cash Flows.  Net cash provided by financing activities was $6.2 million for the six months ended December 31, 2006, compared to $86.1 million of net cash provided by financing activities for the six months ended December 31, 2005.  The primary financing activities in the fiscal 2007 first half were $11.0 million of borrowings on term loans to finance the construction of new tank barges, a $14.4 million increase in our credit line borrowings, and $13.0 million in distributions to partners as described in “—Payment of Distributions” below.  The primary financing activities in the six months ended December 31, 2005 were $82.8 million of credit line borrowings, including $78.0 million (including transaction expenses) to finance the acquisition of Sea Coast, payment of $36.8 million to redeem the principal balance of Title XI bonds, $34.0 million in gross proceeds from an equity offering in October 2005, $20.0 million of proceeds from the issuance of long-term debt to finance the purchase of an 85,000 barrel integrated tug-barge unit and the construction of new tank barges, and $10.9 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.62 per unit in respect of the quarter ended June 30, 2006, which was paid on August 15, 2006 to unitholders of record on August 9, 2006, and $0.64 per unit in respect of the quarter ended September 30, 2006, which was paid on November 15, 2006 to unitholders of record on November 9, 2006.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At December 31, 2006, approximately 68% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder (except for one 75,000-barrel vessel which phases out in January 2009) will be in compliance with OPA 90 until January 2015.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended December 31,
	2006	2005
Maintenance capital expenditures	$14,546	$4,432
Expansion capital expenditures (including acquisitions)	8,966	92,565
Total capital expenditures	$23,512	$96,997
Construction of tank vessels	$14,688	$9,031

In January 2007, we took delivery of the second of two new 28,000-barrel tank barges which had been ordered in August 2005.  We have entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Date of Agreement	Vessels	Expected Delivery

November 2005	One 100,000-barrel tank barge	3rd Quarter - fiscal 2007

June 2006	Four 28,000-barrel tank barges	4th Quarter fiscal 2007—2nd Quarter 2008

August 2006	Two 80,000-barrel tank barges	4th Quarter fiscal 2008–1st Quarter fiscal 2009

December 2006	One 80,000-barrel tank barge	1st Quarter fiscal 2009

The four contracts listed above are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $79.0 million, of which $13.0 million has been spent as of December 31, 2006.  We expect to spend approximately $40.0 million during fiscal 2007 on these contracts.

Additionally, we intend to retire, retrofit or replace 29 (including three chartered-in) single-hull tank vessels by December 2014, which at December 31, 2006 represented approximately 32% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels will range from $86.0 million to $89.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

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

 Amended Credit Agreement.   We maintain a $75 million revolving credit agreement with a group of banks to provide financing for our operations.  The agreement, as amended, allows us to request an increase in the total borrowing availability by up to $25 million, to a maximum of $100 million, so long as no default or event of default has occurred and is continuing.  We are currently in discussions with our bank group to increase the maximum borrowings under this agreement.  Effective December 28, 2006, we amended the revolving credit agreement to reduce the interest rate margins and modify certain financial coverage ratios to increase our borrowing flexibility.

Obligations under the amended credit agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of our vessels having a fair market value (previously orderly liquidation value prior to the December 28, 2006 amendment) equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding.  Borrowings under the amended credit agreement bear interest, at our option, at a rate per annum equal to (a) the greater of the prime rate and the federal funds rate plus 0.5% (a “base rate loan”), or (b) 30-day London Interbank Offered Rate (“LIBOR”) plus a margin based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement.  We also incur commitment fees, payable quarterly, on the unused amount of the facility.  The following table summarizes the rates of interest and commitment fees, revised effective December 28, 2006, under the amended credit agreement:

Ratio of Total Funded Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Less than 2.00 : 1.00	0.700%	0.00%	0.150%
Greater than or equal to 2.00 : 1.00 and less than 2.50 : 1.00	0.950%	0.00%	0.150%
Greater than or equal to 2.50 : 1.00 and less than 3.00 : 1.00	1.200%	0.00%	0.200%
Greater than or equal to 3.00 : 1.00 and less than 3.50 : 1.00	1.350%	0.00%	0.200%
Greater than or equal to 3.50 : 1.00	1.600%	0.25%	0.300%

Restrictive Covenants.  The agreements governing the amended credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).  As of December 31, 2006, the Partnership was in compliance with all of its debt covenants.  Effective December 28, 2006, the definition of total capitalization, as reflected in the ratio of total funded debt to total capitalization, was modified to include certain intangible assets previously excluded.

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

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed their members an additional capital call which they believe will contribute to achievement of the projected required free reserve increases.  Our capital call, payable during calendar year 2007, is $1.1 million.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in both other assets and accrued expenses and other current liabilities in the December 31, 2006 balance sheet.

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

EW Transportation Corp., a predecessor to our Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which we and EW Transportation Corp. participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  We have accrued an estimated liability using the agreed methodology.  In accordance with the agreements entered into in connection with our initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our predecessor companies.

Seasonality

See discussion under “—General” above.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning July 1, 2007, and we are currently analyzing its impact, if any.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007, and we are currently analyzing its impact, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements.  SAB 108 does not require prior period restatement as a result of adopting the new guidance if management properly applied its previous approach to assessing unrecorded misstatements and all relevant qualitative factors were considered.  The cumulative effect of the initial application of SAB 108, if any, would be reported in the carrying amounts of assets and liabilities at the beginning of the year, with an offsetting adjustment to the beginning balance of retained earnings.  The nature and amount of each of the individual misstatements corrected would be required to be disclosed.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 and we are currently analyzing its impact, if any.

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

•                  the integration of acquisitions of tank barges and tugboats, including the timing, cost and effects thereof;

•                  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•                  the adequacy and availability of our insurance and the amount of any capital calls;

•                  expectations regarding litigation;

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

•                  difficulties in integrating acquired vessels into our operations;

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreement discussed below, as of December 31, 2006 approximately $101.7 million of our long- term debt bears interest at fixed interest rates ranging from 6.25% to 6.63%.  Borrowings under our amended credit agreement and certain other term loans, totaling $112.3 million at December 31, 2006, bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of December 31, 2006, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.1 million annually.

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

As of December 31, 2006, we had one outstanding interest rate swap agreement which expires on May 1, 2013 concurrently with the hedged term loans.  As of such date, the notional amount of the swap was $77.8 million, we were paying a fixed rate of 6.63%, and we were receiving a variable interest rate of 6.72%.

Item 4.                          Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                          Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in Part I — “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I - “Item 1A.   Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition, results of operations, cash flows or prospects.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                          Defaults Upon Senior Securities.

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                          Other Information.

Not applicable.

Item   6.    Exhibits.

Exhibit Number		Description
10.1*	—

Amendment No. 4 to Loan and Security Agreement dated as of December 28, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, KeyBank National Association, as administrative agent and collateral trustee for the Lenders, and LaSalle Bank, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007)

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

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

	By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: February 8, 2007	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: February 8, 2007	By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)