Form 10-Q
period 2007-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2007-05-07
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 7, 2007, the number of the issuer’s outstanding common units was 6,819,050.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	June 30,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$20	$826
Accounts receivable, net	19,385	20,322
Deferred taxes	513	497
Prepaid expenses and other current assets	5,565	8,256
Total current assets	25,483	29,901

Vessels and equipment, net	342,823	316,237
Construction in progress	10,290	5,452
Deferred financing costs, net	1,091	1,007
Goodwill	16,385	16,579
Other assets	11,991	13,852
Total assets	$408,063	$383,028

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$9,228	$7,745
Accounts payable	15,616	13,949
Accrued expenses and other current liabilities	10,635	8,677
Total current liabilities	35,479	30,371

Term loans and capital lease obligation	138,895	131,620
Credit line borrowings	76,193	54,015
Deferred taxes	3,104	3,079
Total liabilities	253,671	219,085
Commitments and contingencies
Partners’ capital	154,392	163,943
Total liabilities and partners’ capital	$408,063	$383,028

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006

Voyage revenue	$53,807	$45,082	$159,475	$127,514
Bareboat charter and other revenue	1,823	1,007	7,096	3,083

Total revenues	55,630	46,089	166,571	130,597

Voyage expenses	10,592	9,224	32,638	27,166
Vessel operating expenses	23,614	21,356	71,375	55,161
General and administrative expenses	5,236	4,298	15,299	12,587
Depreciation and amortization	8,405	7,074	24,217	19,151
Net loss (gain) on disposal of vessels	182	44	166	(371)
Total operating expenses	48,029	41,996	143,695	113,694
Operating income	7,601	4,093	22,876	16,903

Interest expense, net	3,485	2,794	10,226	6,924
Net loss on reduction of debt	—	—	—	6,898
Other expense (income), net	(15)	(11)	(46)	(32)
Income before income taxes	4,131	1,310	12,696	3,113
Provision for income taxes	135	94	668	295
Net income	3,996	1,216	12,028	2,818

Comprehensive income:
Fair market value adjustment for interest rate swaps, net of taxes	(286)	—	(2,218)	—
Foreign currency translation adjustment	1	3	(21)	77
Comprehensive income	3,711	1,219	9,789	2,895

General partner’s interest in net income	$80	$24	$241	$56

Limited partners’ interest:
Net income	$3,916	$1,192	$11,787	$2,762
Net income per unit—basic	$0.39	$0.12	$1.19	$0.29
—diluted	$0.39	$0.12	$1.18	$0.29
Weighted average units outstanding—basic	9,941	9,919	9,934	9,501
—diluted	10,015	9,977	10,015	9,558

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	TOTAL
	Common		Subordinated
	Units	$	Units	$
Balance at June 30, 2006	5,755	$125,187	4,165	$37,052	$1,704	$163,943
Issuance of common units under long-term incentive plan	23	619				619
Conversion of subordinated units to common units (note 1)	1,041	8,575	(1,041)	(8,575)		—
Fair market value adjustment for interest rate swap, net of tax benefit of $16		(1,263)		(911)	(44)	(2,218)
Foreign currency translation adjustment		(12)		(9)		(21)
Net income		6,850		4,937	241	12,028
Distributions to partners		(11,076)		(7,997)	(886)	(19,959)
Balance at March 31, 2007	6,819	$128,880	3,124	$24,497	$1,015	$154,392

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,028	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,436	19,390
Payment of drydocking expenditures	(13,134)	(6,633)
Provision for doubtful accounts	442	331
Deferred income taxes	219	101
Net loss (gain) on sale of vessels	166	(371)
Unit-based compensation costs	568	335
Prepayment costs on long-term debt	—	(4,196)
Net loss on reduction of debt	—	6,898
Other	86	101
Changes in operating working capital:
Accounts receivable	495	(1,383)
Prepaid expenses and other current assets	2,673	(426)
Accounts payable	978	(1,291)
Accrued expenses and other current liabilities	890	(2,685)
Other assets	(422)	302
Net cash provided by operating activities	29,425	13,291

Cash flows from investing activities:
Vessel acquisitions	(7,125)	(13,148)
Acquisition of Sea Coast, net of cash acquired	—	(76,512)
Capital expenditures	(9,627)	(7,318)
Construction of tank vessels	(23,988)	(14,993)
Proceeds from Title XI reserve funds	—	2,876
Net proceeds on disposal of vessels	464	11,010
Net cash used in investing activities	(40,276)	(98,085)

Cash flows from financing activities:
Net increase in credit line borrowings	22,178	85,385
Gross proceeds from equity offering	—	34,010
Principal payments to Title XI reserve fund	—	(674)
Proceeds from issuance of long-term debt	14,891	22,319
Redemption of Title XI bonds	—	(36,788)
Payments on term loans	(5,739)	(1,017)
Financing costs paid — equity issuance	—	(1,552)
Financing costs paid — debt issuance	(277)	(555)
Book overdrafts	(1,049)	274
Capital contributions from general partner	—	783
Distributions to partners	(19,959)	(16,893)
Net cash provided by financing activities	10,045	85,292
Cash and cash equivalents:
Net (decrease) increase	(806)	498
Balance at beginning of the period	826	88
Balance at end of the period	$20	$586

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,793	$7,111
Income taxes	$62	$102

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of Sea Coast Transportation LLC:
Fair value of net assets acquired	$82,382
Less: Value of common units issued to seller	(4,376)
Cash paid for the transaction	$78,006
Less: Cash acquired	(1,494)
Net cash paid for the transaction	$76,512

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides refined petroleum products marine transportation, distribution, and logistics services in the U.S. domestic marine transportation business.  The Partnership and its predecessor companies have engaged in the transportation of refined petroleum products since 1959.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.  The Partnership met the required tests for early conversion of the first 25% of subordinated units and, as a result 1,041,250 of these subordinated units converted to common units on February 14, 2007.

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 2% general partner interest in the Partnership, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions were $0.66 per unit and $1.92 per unit during the three and nine months ended March 31, 2007, respectively, and $0.59 per unit and $1.72 per unit during the three and nine months ended March 31, 2006, respectively.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of March 31, 2007, and for the three and nine-month periods ended March 31, 2007 and 2006, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements, and notes thereto, included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Form 10-K”).  The June 30, 2006 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

All dollar amounts appearing in these consolidated financial statements, except for unit and per unit amounts, are in thousands.  Certain prior year amounts have been reclassified to conform to the current year presentation, including a reclassification of $4,196 of prepayment costs on long-term debt for the nine months ended March 31, 2006 from financing activities to operating activities in the unaudited consolidated statements of cash flows.

2.             Net Income per Unit

       Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  The weighted average units outstanding for basic net income per unit were 9,941 and 9,919 for the three months ended March 31, 2007 and 2006, respectively, and 9,934 and 9,501 for the nine months ended March 31, 2007 and 2006, respectively.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 74  and 58 for the three months ended March 31, 2007 and 2006, respectively, and 81 and 57 for the nine months ended March 31, 2007 and 2006, respectively, due  to the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and Sea Coast, on a pro forma basis, as though the acquisition had been completed as of the beginning of the period presented.  This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the period.  The unaudited pro forma financial information for the nine months ended March 31, 2006 combines the historical results of the Partnership with the historical results of Sea Coast for the period preceding the October 18, 2005 acquisition.

For the nine months ended March 31, 2006

Revenues	$149,167
Net income	4,912
Basic net income per limited partner unit	$0.50
Fully diluted net income per limited partner unit	$0.50

4.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	March 31, 2007	June 30, 2006
Vessels	$451,092	$403,693
Pier and office equipment	5,844	4,967
	456,936	408,660
Less accumulated depreciation and amortization	(114,113)	(92,423)
Vessels and equipment, net	$342,823	$316,237

Construction in progress	$10,290	$5,452

Depreciation and amortization of vessels and equipment was $7,895 and $22,723 for the three and nine months ended March 31, 2007, respectively, and $6,598 and $18,085 for the three and nine months ended March 31, 2006, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended March 31, 2007 of $2,476 and $7,275, respectively, and $1,969 and $5,517, for the three and nine months ended March 31, 2006, respectively.

In January 2007, the Partnership took delivery of the second of two new 28,000-barrel tank barges which it ordered in August 2005.  In March 2007, the Partnership took delivery of a 100,000-barrel tank barge which it ordered in November 2005.  The Partnership has also entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Date of Agreement	Vessels	Expected Delivery
June 2006	Four 28,000-barrel tank barges	4th Quarter fiscal 2007— 2nd Quarter 2008
August 2006	Two 80,000-barrel tank barges	4th Quarter fiscal 2008—1st Quarter fiscal 2009
December 2006	One 80,000-barrel tank barge	1st Quarter fiscal 2009

The above contracts are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $65,000.  Construction in progress at March 31, 2007 comprises expenditures for the 80,000-barrel and the 28,000-barrel tank barges described above.

5.             Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	March 31, 2007	June 30, 2006

Term loans	$146,750	$137,695
Capital lease obligation	1,373	1,670
Credit line borrowings	76,193	54,015
	224,316	193,380
Less current portion	(9,228)	(7,745)
	$215,088	$185,635

Amended Credit Agreement

The Partnership maintains a revolving credit agreement with a group of banks to provide financing for its operations.  Effective March 23, 2007, the agreement was amended to increase the maximum amount of borrowings available from $75 million to $100 million.  In addition, the amendment provides that the Partnership may, at any time and so long as no default or event of default has occurred and is continuing, request an increase in the total commitments under the agreement by up to $50 million, to $150 million.

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

6.             Commitments and Contingencies

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases.  The Partnership’s capital call, payable during calendar year 2007, will be approximately $1,119, of which $683 was paid in February 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the March 31, 2007 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, the Partnership and the other marine transportation companies began rebilling this tax to customers.  For applicable periods prior to 2007, the Partnership has accrued an estimated liability using the agreed methodology.  In accordance with the agreements entered into in connection with the Partnership’s initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Partnership’s predecessor companies.

As previously disclosed, one of the Partnership’s tank barges struck submerged debris in the U.S. Gulf of Mexico in November 2005, causing significant damage which resulted in the barge eventually capsizing.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  In January 2006, submerged oil recovery operations were suspended and a monitoring program, which sought to determine if any recoverable oil could be found on the ocean floor, was begun.  In February 2007, the Coast Guard agreed to end the cleanup and response phase, including the Partnership’s obligation to conduct any further monitoring of the area around the spill site.  The Partnership’s insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65,000 less $60 in total deductibles, and are pursuing their own financial recovery efforts.  The Partnership’s incident response effort is complete.  The Partnership is not aware of any further recovery, cleanup or other costs.  However, if any such costs are incurred, they are expected to be paid by the insurers.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business.  We currently operate a fleet of 62 tank barges, 2 tankers and 46 tugboats serving a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 3.5 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States, as measured by barrel-carrying capacity.

Demand for our services is driven primarily by demand for refined petroleum products in the East, West and Gulf Coast regions of the United States.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats.

We operate our tank vessels in markets that exhibit seasonal variations in demand and, as a result, in charter rates.  For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season.  In certain regions, movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months.  Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States.  Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions.  The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services.  A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and cash flows.  Our West Coast operations provide seasonal diversification primarily as a result of its services to our Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions.  Considering the above, we believe seasonal demand for our services is lowest during our third fiscal quarter.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Voyage revenue	$53,807	45,082	$159,475	$127,514
Bareboat charter and other revenue	1,823	1,007	7,096	3,083
Total revenues	55,630	46,089	166,571	130,597
Voyage expenses	10,592	9,224	32,638	27,166
Vessel operating expenses	23,614	21,356	71,375	55,161
% of net voyage revenue (a)	54.6%	59.5%	56.3%	55.0%
General and administrative expenses	5,236	4,298	15,299	12,587
% of net voyage revenue (a)	12.1%	12.0%	12.1%	12.5%
Depreciation and amortization	8,405	7,074	24,217	19,151
Net loss (gain) on disposal of vessels	182	44	166	(371)
Operating income	7,601	4,093	22,876	16,903
% of net voyage revenue (a)	17.6%	11.4%	18.0%	16.8%
Interest expense, net	3,485	2,794	10,226	6,924
Net loss on reduction of debt	—	—	—	6,898
Other expense (income), net	(15)	(11)	(46)	(32)
Income before provision for income taxes	4,131	1,310	12,696	3,113
Provision for income taxes	135	94	668	295
Net income	$3,996	$1,216	$12,028	$2,818

Net voyage revenue by trade
Coastwise
Total tank vessel days	2,700	2,583	8,220	6,767
Days worked	2,435	2,274	7,499	6,134
Scheduled drydocking days	98	88	291	212
Net utilization	90%	88%	91%	91%
Average daily rate	$12,772	$11,422	$12,155	$11,940
Total coastwise net voyage revenue	$31,099	$25,973	$91,149	$73,239
Local
Total tank vessel days	2,183	2,192	6,609	6,242
Days worked	1,791	1,751	5,277	4,915
Scheduled drydocking days	49	13	163	197
Net utilization	82%	80%	80%	79%
Average daily rate	$6,765	$5,645	$6,763	$5,515
Total local net voyage revenue	$12,116	$9,885	$35,688	$27,109

Tank vessel fleet
Total tank vessel days	4,883	4,775	14,829	13,009
Days worked	4,226	4,025	12,776	11,049
Scheduled drydocking days	147	101	454	409
Net utilization	87%	84%	86%	85%
Average daily rate	$10,226	$8,909	$9,928	$9,082
Total fleet net voyage revenue	$43,215	$35,858	$126,837	$100,348

(a)             Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP measure and is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Voyage Revenue and Voyage Expenses

Voyage revenue was $53.8 million for the three months ended March 31, 2007, an increase of $8.7 million, or 19%, as compared to voyage revenue of $45.1 million for the three months ended March 31, 2006.  Voyage expenses were $10.6 million for the three months ended March 31, 2007, an increase of $1.4 million, or 15%, as compared to voyage expenses of $9.2 million incurred for the three months ended March 31, 2006.

Net voyage revenue

Net voyage revenue was $43.2 million for the three months ended March 31, 2007, which exceeded net voyage revenue of $35.9 million for the three months ended March, 2006 by $7.3 million, or 20%.  In our coastwise trade, net voyage revenue was $31.1 million, an increase of $5.1 million, or 20%, as compared to $26.0 million for the three months ended March 31, 2006.  Net utilization in our coastwise trade was 90% for the three-month period ended March 31, 2007 compared to 88% for the three-month period ended March 31, 2006.  The net voyage revenue increased by $1.2 million due to an increase in number of working days for the DBL 103, which was delivered in January 2006, and for the DBL 53, which commenced operations in June 2006 after being rebuilt.  Average daily rates in coastwise net voyage revenue increased 12% to $12,772 for the three months ended March 31, 2007 from $11,422 for the three months ended March 31, 2006, which accounted for approximately $3.1 million of increased net voyage revenue.

Net voyage revenue in our local trade for the three months ended March 31, 2007 increased by $2.2 million, or 22%, to $12.1 million from $9.9 million for the three months ended March 31, 2006.  Local net voyage revenue increased by $2.7 million during the three months ended March 31, 2007 due to the increased number of work days and higher charter rates for the newbuild barges DBL 28, DBL 29, DBL 26 and DBL 27, delivered in March 2006, May 2006, August 2006, and January 2007, respectively. This was partially offset by the retirement of three small tank vessels which decreased net voyage revenue by $1.0 million.  Net utilization in our local trade was 82% for the three months ended March 31, 2007, compared to 80% for the three months ended March 31, 2006.  Average daily rates in our local trade increased 20% to $6,765 for the three months ended March 31, 2007 from $5,645 for the comparative prior year period, positively impacted by higher charter rates resulting from strong market conditions, particularly for short term charters.  Increased charter rates accounted for approximately $1.3 million of increased net voyage revenue for the three months ended March 31, 2007.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $1.8 million for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006.  Of this $0.8 million increase, $0.6 million resulted from a small lube oil operation purchased in the fall of 2006.

Vessel Operating Expenses

Vessel operating expenses were $23.6 million for the three months ended March 31, 2007 compared to $21.4 million for the three months ended March 31, 2006.  Vessel operating expenses as a percentage of net voyage revenue decreased to 54.6% for the three months ended March 31, 2007 from 59.5% for the three months ended March 31, 2006.  Vessel labor and related costs increased $1.6 million as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above.  Insurance costs and vessel repairs and supplies increased $1.0 million as a result of the operation of the larger number of vessels.  This increase was offset by a $1.0 million decrease in outside towing expenses as a result of the purchase of three tugboats.

Depreciation and Amortization

Depreciation and amortization was $8.4 million for the three months ended March 31, 2007, an increase of $1.3 million, or 18%, compared to $7.1 million for the three months ended March 31, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended March 31, 2007, an increase of $0.9 million, or 21%, as compared to general and administrative expenses of $4.3 million for the three months ended March 31, 2006.  As a percentage of net voyage revenue, general and administrative expenses increased to 12.1% for the three months ended March 31, 2007 from 12.0% for the three months ended March 31, 2006. The $0.9 million increase is a result of increased personnel and facilities costs resulting from increased headcount to support our growth, our new corporate office and a small satellite office in Philadelphia acquired in the fall of 2006.

Interest Expense, Net

Net interest expense was $3.5 million for the three months ended March 31, 2007, or $0.7 million higher than the $2.8 million incurred in the three months ended March 31, 2006.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our newbuild vessels, and higher average interest rates.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended March 31, 2007, this rate was 3.3% as compared to a rate of 7.2% for the three months ended March 31, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended March 31, 2007 was lower than the comparable prior year period primarily because our foreign source income, which is taxed at a higher rate, was a smaller percentage of our pretax income for the three months ended March 31, 2007.

Net income

Net income was $4.0 million for the three months ended March 31, 2007, an increase of $2.8 million compared to net income $1.2 million for the three months ended March 31, 2006.  This increase resulted primarily from a $3.5 million increase in operating income partially offset by a $0.7 million increase in interest expense.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Voyage Revenue and Voyage Expenses

Voyage revenue was $159.5 million for the nine months ended March 31, 2007, an increase of $32.0 million, or 25%, as compared to voyage revenue of $127.5 million for the nine months ended March 31, 2006.  Voyage expenses were $32.6 million for the nine months ended March 31, 2007, an increase of $5.4 million, or 20%, as compared to voyage expenses of $27.2 million incurred for the nine months ended March 31, 2006.

Net voyage revenue

Net voyage revenue was $126.8 million for the nine months ended March 31, 2007, which exceeded net voyage revenue of $100.3 million for the nine months ended March 31, 2006 by $26.5 million, or 26%.  In our coastwise trade, net voyage revenue was $91.1 million for the nine months ended March 31, 2007, an increase of $17.9 million, or 24%, as compared to $73.2 million in the nine months ended March 31, 2006.  Net utilization in our coastwise trade was 91% for both the nine-month periods ended March 31, 2007 and 2006.  The acquisition of Sea Coast in October 2005 resulted in increased coastwise net voyage revenue of $13.6 million for the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006.  Increases totaling $6.3 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1) the DBL 103, which was placed in service in January 2006, (2) the McCleary’s Spirit, which was purchased in October 2005, and (3) the DBL 53, which commenced operations in June 2006 after being rebuilt.  These increases were partially offset by a $1.3 million decrease in coastwise net voyage revenue resulting from the loss of the DBL 152 in the previously reported November 2005 barge incident.  Average daily rates in coastwise net voyage revenue increased 2% to $12,155 for the nine months ended March 31, 2007 from $11,940 for the nine months ended March 31, 2006, which accounted for approximately $1.3 million of increased net voyage revenue.

Net voyage revenue in our local trade for the nine months ended March 31, 2007 increased by $8.6 million, or 32%, to $35.7 million from $27.1 million for the nine months ended March 31, 2006.  The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $1.8 million for the nine months ended March 31, 2007.  Additionally, local net voyage revenue increased by $6.3 million during the nine months ended March 31, 2007 due to the increased number of work days for the newbuild barges DBL 28, DBL 29 and DBL 26, and BDL 27 delivered in March 2006, May 2006, August 2006, and January 2007, respectively.  This was partially offset by the retirement of three small tank vessels which decreased net voyage revenue by $2.5 million.  Net utilization in our local trade was 80% for the nine months ended March 31, 2007, compared to 79% for the nine months ended March 31, 2006.  Average daily rates in our local trade increased 23% to $6,763 for the nine months ended March 31, 2007 from $5,515 for the comparative prior year, positively impacted by higher charter rates resulting from strong market conditions, particularly for short term charters.   Increased charter rates accounted for approximately $4.7 million of increased net voyage revenue for the nine months ended March 31, 2007.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $7.1 million for the nine months ended March 31, 2007, compared to $3.1 million for the nine months ended March 31, 2006.  Of this $4.0 million increase, $2.4 million resulted from employment of chartered-in tank barges by Sea Coast, $0.9 million of increased revenue from our water treatment plant in Norfolk, and a $1.3 million increase from a small lube oil operation purchased in the fall of 2006.

Vessel Operating Expenses

Vessel operating expenses were $71.4 million for the nine months ended March 31, 2007 compared to $55.2 million for the nine months ended March 31, 2006.  Vessel operating expenses as a percentage of net voyage revenue increased to 56.3% for the nine months ended March 31, 2007 from 55.0% for the nine months ended March 31, 2006, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005 and increased outside towing during tugboat shipyard periods.  Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses.  The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense.  Vessel labor and related costs increased $10.2 million as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above, and additional tugboats purchased in October 2005 and November 2006.  Insurance costs and vessel repairs and supplies increased $3.3 million as a result of the operation of the larger number of vessels.  Additionally, outside towing increased $2.2 million due to higher shipyard days of our tugboats.

Depreciation and Amortization

Depreciation and amortization was $24.2 million for the nine months ended March 31, 2007, an increase of $5.0 million, or 26%, compared to $19.2 million for the nine months ended March 31, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, plus $0.4 million in amortization of certain intangible assets acquired in our acquisition of Sea Coast.

General and Administrative Expenses

General and administrative expenses were $15.3 million for the nine months ended March 31, 2007, an increase of $2.7 million, or 21%, as compared to general and administrative expenses of $12.6 million for the nine months ended March 31, 2006.  As a percentage of net voyage revenue, general and administrative expenses decreased to 12.1% for the nine months ended March 31, 2007 from 12.5% for the nine months ended March 31, 2006.  The $2.7 million increase included $1.0 million of increased personnel and facilities costs resulting from the Sea Coast acquisition, and also a $1.3 million increase relating to increased headcount and facilities costs of our new corporate office and a small satellite office in Philadelphia  to support our growth.

Interest Expense, Net

Net interest expense was $10.2 million for the nine months ended March 31, 2007, or $3.3 million higher than the $6.9 million incurred in the nine months ended March 31, 2006.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with the acquisition of Sea Coast in October 2005, and our newbuild vessels, and higher average interest rates.

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

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the nine months ended March

31, 2007, this rate was 5.3% as compared to a rate of 9.5% for the nine months ended March 31, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the nine months ended March 31, 2007 was lower than the comparable prior year period primarily because our foreign source income, which is taxed at a higher rate, was a smaller percentage of our pretax income for the nine months ended March 31, 2007.

Net Income

Net income was $12.0 million for the nine months ended March 31, 2007, an increase of $9.2 million compared to net income of $2.8 million for the nine months ended March 31, 2006.  This increase resulted primarily from a $6.9 million decrease in net loss on reduction of debt and a $6.0 million increase in operating income partially offset by a $3.3 million increase in interest expense and a $0.4 million increase in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $29.4 million for the nine months ended March 31, 2007, an increase of $16.1 million compared to $13.3 million for the nine months ended March 31, 2006.  The increase resulted from $12.5 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization and net loss on reduction of debt, and a $10.1 million positive impact from working capital changes, partially offset by increased drydocking payments of $6.5 million.  During the nine-month period ended March 31, 2007, our working capital decreased mainly due to increased accounts payable from timing of payments and decreased prepaid and other current assets resulting mainly from the collection of insurance claim receivables; during the nine month period ended March 31, 2006, working capital increased by approximately $2.7 million primarily as a result of decreased accrued expenses due to payments of Sea Coast acquisition liabilities.

Investing Cash Flows.  Net cash used in investing activities totaled $40.3 million for the nine months ended March 31, 2007, compared to $98.1 million used during the nine months ended March 31, 2006.  Vessel acquisitions, which totaled $7.1 million for the nine months ended March 31, 2007, included the purchase of three tugboats and the purchase of certain small tank vessels.  The nine months ended March 31, 2006 included the $76.5 million cash portion of the purchase price for Sea Coast, and $13.2 million to acquire an 85,000 barrel integrated tug-barge unit.   Tank vessel construction in the nine months ended March 31, 2007 aggregated $24.0 million and included progress payments on construction of a new 100,000-barrel tank barge, three 80,000-barrel tank barges, and six new 28,000-barrel tank barges.  Tank vessel construction of $15.0 million in the comparative prior year period included progress payments on construction of two 100,000-barrel tank barges and four 28,000-barrel tank barges, which were delivered in fiscal 2006 and fiscal 2007.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges and the rebuilding of one of our larger tank barges, totaled $9.6 million in the nine months ended March 31, 2007, compared to $7.3 million in the nine months ended March 31, 2006 relating primarily to expenditures for upgrading the vessels acquired in December 2004.

Financing Cash Flows.  Net cash provided by financing activities was $10.0 million for the nine months ended March 31, 2007 compared to $85.3 million of net cash provided by financing activities for the nine months ended March 31, 2006.  The primary financing activities for the nine-month period ended March 31, 2007  were $14.9 million of borrowings on term loans to finance the construction of new tank barges, a $22.2 million increase in our credit line borrowings, and $20.0 million in distributions to partners as described in “—Payment of Distributions” below.  The primary financing activities in the nine months ended March 31, 2006 were $85.4 million of credit line borrowings, including $78.0 million (including transaction expenses) to finance the acquisition of Sea Coast, payment of $36.8 million to redeem the principal balance of Title XI bonds, $34.0 million in gross proceeds from an equity offering in October 2005, $22.3 million of proceeds from the issuance of long-term debt to finance the purchase of an 85,000 barrel integrated tug-barge unit and the construction of new tank barges, and $16.9 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.62 per unit in respect of the quarter ended June 30, 2006, which was paid on August 15, 2006 to unitholders of record on August 9, 2006, a quarterly distribution of $0.64 per unit in respect of the quarter ended September 30, 2006, which was paid on November 15, 2006 to unitholders of record on November 9, 2006, and a quarterly distribution of $0.66 per unit in respect of the quarter ended December 31, 2006, which was paid on February 14, 2007 to unitholders of record on February 8, 2007.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At March 31, 2007, approximately 69% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder (except for one 75,000-barrel vessel which phases out in January 2009) will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $14.0 million per year to drydock and maintain our tank vessels’ operating capacity.  We expect such expenditures to approximate $16.0 million in fiscal 2007.  In addition, we anticipate that we will spend $1.0 million annually for other general capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine months ended March 31,
	2007	2006
Maintenance capital expenditures	$17,929	$7,252
Expansion capital expenditures (including acquisitions)	11,957	96,359
Total capital expenditures	$29,886	$103,611
Construction of tank vessels	$23,988	$14,993

In January 2007, we took delivery of the second of two new 28,000-barrel tank barges which had been ordered in August 2005.  In March 2007, we took delivery of a new 100,000-barrel tank barge which had been ordered in November 2005.  We have entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Date of Agreement	Vessels	Expected Delivery
June 2006	Four 28,000-barrel tank barges	4th Quarter fiscal 2007—2nd Quarter 2008
August 2006	Two 80,000-barrel tank barges	4th Quarter fiscal 2008—1st Quarter fiscal 2009
December 2006	One 80,000-barrel tank barge	1st Quarter fiscal 2009

The three contracts listed above are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $65.0 million, of which $10.3 million has been spent as of March 31, 2007.  We expect to spend approximately $25.0 million during fiscal 2007 on these contracts.

Additionally, we intend to retire, retrofit or replace 29 (including three chartered-in) single-hull tank vessels by December 2014, which at March 31, 2007 represented approximately 31% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels will range from $75.0 million to $79.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

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

We believe that cash flows from operations and borrowings under our credit agreement, described below, will be sufficient to meet our liquidity needs for the next 12 months.

Amended Credit Agreement.   We maintain a revolving credit agreement with a group of banks to provide financing for our operations.  Effective March 23, 2007, we amended the agreement to increase the maximum amount of borrowings available from $75 million to $100 million.  The $25 million increase was committed by two new lenders who were added to the lending group.  In addition, the amendment provides that we may, at any time and so long as no default or event of default has occurred and is continuing, request an increase in the total commitments under the agreement by up to $50 million, to $150 million.

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

Restrictive Covenants.  The agreements governing the amended credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).  As of March 31, 2007, we were in compliance with all of our debt covenants.

Conversion of Subordinated Units.    On January 14, 2004, we completed our initial public offering of common units representing limited partner interests and, in connection therewith, also issued to our predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once we meet certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If we meet certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.  We met the required tests for conversion of the first 25% of subordinated units and, as a result 1,041,250 subordinated units converted to common units on February 14, 2007.

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

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases.  Our capital call, payable during calendar year 2007, is $1.1 million, of which $0.7 million was paid in February 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the March 31, 2007 balance sheet.

As previously disclosed, one of our tank barges struck submerged debris in the U.S. Gulf of Mexico in November 2005, causing significant damage which resulted in the barge eventually capsizing.  At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  In January 2006, submerged oil recovery operations were suspended and a monitoring program, which sought to determine if any recoverable oil could be found on the ocean floor, was begun.  In February 2007, the Coast Guard agreed to end the cleanup and response phase, including our obligation to conduct any further monitoring of the area around the spill site.  Our insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65 million less $60,000 in total deductibles, and are pursuing their own financial recovery efforts.  Our incident response effort is complete.  We are not aware of any further recovery, cleanup or other costs.  However, if any such costs are incurred, we expect them to be paid by our insurers.

EW Transportation Corp., a predecessor to our Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which we and EW Transportation Corp. participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, we and the other marine transportation companies began rebilling this tax to customers.  For applicable periods prior to 2007, we have accrued an estimated liability using the agreed methodology.  In accordance with the agreements entered into in connection with our initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our predecessor companies.

Off-Balance Sheet Arrangements.    There were no off-balance sheet arrangements as of March 31, 2007.

Seasonality

See discussion under “—General” above.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreement discussed below, as of March 31, 2007 approximately $100.8 million of our long- term debt bears interest at fixed interest rates ranging from 6.25% to 6.63%.  Borrowings under our amended credit agreement and certain other term loans, totaling $123.5 million at March 31, 2007 bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of March 31, 2007, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.2 million annually.

 As of March 31, 2007, we had one outstanding interest rate swap agreement which expires on May 1, 2013 concurrently with the hedged term loans.  As of March 31, 2007, the notional amount of the swap was $76.9 million, we were paying a fixed rate of 6.63%, and we were receiving a variable interest rate of 6.72%.  The primary objective of this contract is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contract we currently hold has been designated as a cash flow hedge and, accordingly, gains and losses resulting from changes in the fair value of this contract are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to this instrument; however, the counterparty is a major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in Part I — “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 1A.    Risk Factors.

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

Amendment No. 5 to Loan and Security Agreement dated as of March 23, 2007 by and among K-Sea Operating Partnership L.P., as Borrower, the Lenders party thereto, KeyBank National Association, as administrative agent and collateral trustee for the Lenders, and LaSalle Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, as documentation agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007).

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: May 7, 2007			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer

Date: May 7, 2007			By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)