Form 10-K
period 2007-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2007-09-12
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant was approximately $206.2 million as of December 29, 2006 based on $36.09 per Common Unit, the closing price of the Common Units on the New York Stock Exchange on such date.

At September 11, 2007, 7,069,050 Common Units and 3,123,750 Subordinated Units were outstanding.

Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.
2007 ANNUAL REPORT ON FORM 10-K
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

•       the integration of acquisitions of tank barges and tugboats, including the timing, effects and benefits thereof;

•       expected decreases in the supply of domestic tank vessels;

•       expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•       the adequacy and availability of our insurance and the amount of any capital calls;

•       expectations regarding litigaton;

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

iii

PART I

ITEMS 1 and 2.                  BUSINESS and PROPERTIES.

Our Partnership

We are a leading provider of refined petroleum products marine transportation, distribution and logistics services in the U. S. domestic marine transportation business. We currently operate a fleet of 71 tank barges, 1 tanker and 58 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.2 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States.

For the fiscal year ended June 30, 2007, our fleet transported approximately 140 million barrels of refined petroleum products for our customers, including BP, Chevron, Conoco Philips, ExxonMobil and Rio Energy. Our five largest customers in fiscal 2007 have been doing business with us for approximately 17 years on average. We do not assume ownership of any of the products we transport. During fiscal 2007, we derived approximately 79% of our revenue from longer-term contracts that are generally for periods of one year or more.

We believe we have a high-quality, well-maintained fleet. Approximately 73% of our current barrel-carrying capacity is double-hulled. Furthermore, we will be permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

Our strategy to expand our business and increase our distributable cash flow includes the expansion of our fleet through the building of new equipment and strategic acquisitions. On August 14, 2007, we acquired all of the equity interests in Smith Maritime, Ltd., or Smith Maritime, Go Big Chartering, LLC, or Go Big, and Sirius Maritime, LLC, or Sirius Maritime. Smith Maritime, Go Big and Sirius Maritime are providers of marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. On a combined basis, the petroleum transportation operations of these companies include 11 petroleum tank barges and 14 tugboats, aggregating 777,000 barrels of capacity, of which 669,000 barrels, or 86%, are double-hulled. These acquired tank barges represent a 22% increase in the barrel-carrying capacity of our fleet to approximately 4.2 million barrels. The aggregate purchase price for Smith Maritime, Go Big and Sirius Maritime was approximately $203.0 million, comprising $169.2 million in cash, $23.6 million in assumed debt, and common units valued at approximately $10.2 million.

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

We also have grown our fleet through acquisitions of individual units and through a robust vessel newbuilding program. Since our initial public offering in January 2004, we have purchased or retrofitted five existing double-hulled tank barges, with aggregate capacity of 576,000 barrels. Also since our initial public offering, under our vessel newbuilding program, we have taken delivery of eight newly built double-hulled tank barges with aggregate capacity of 446,000 barrels, and we have entered into agreements with shipyards to construct an additional ten new double-hulled tank barges with an aggregate capacity of 524,000 barrels. These ten vessels are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $100.0 million. We expect to finance construction of these ten new tank barges from borrowings and cash from operations. To enhance productivity and reduce reliance on chartered-in towing, we also purchased five additional tugboats during fiscal 2007 at a cost of approximately $14.6 million.

Our primary business objective is to increase distributable cash flow to unitholders by executing the following strategies:

•       Expanding our fleet through newbuildings and accretive and strategic acquisitions.   We have grown successfully in the past through newbuildings and strategic acquisitions. We expect to continue this strategy by consistently surveying the marketplace to identify and pursue newbuilding opportunities and acquisitions that expand the services and products we offer or that expand our geographic presence. Since our initial public offering in January 2004, we have grown our fleet barrel-carrying capacity from 2.3 million barrels to 4.2 million barrels currently, and we have 524,000 barrels of additional capacity under construction.

•       Maximizing fleet utilization and improving productivity.   The interchangeability of our tank vessels and the critical mass of our fleet give us the flexibility to allocate the right vessel for the right cargo assignment on a timely basis. We intend to continue improving our operational efficiency through the use of new technology and comprehensive training programs for new and existing employees. We also intend to minimize down time by emphasizing efficient scheduling and timely completion of planned and preventative maintenance.

•       Maintaining safe, low-cost and efficient operations.   We believe we are a cost-efficient and reliable tank vessel operator. We intend to continue to reduce operating costs through constant evaluation of each vessel’s performance and concurrent adjustment of operating and chartering procedures to maximize each vessel’s safety and profitability. We also intend to continue to minimize costs through an active preventative maintenance program both on-shore and at sea, employing qualified officers and crew and continually training our personnel to ensure safe and reliable vessel operations.

•       Balancing our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.   During fiscal 2007, we derived approximately 79% of our revenue from time charters, consecutive voyage charters, contracts of affreightment, and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 21% of our revenue for fiscal 2007 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters may generate increased profit margins during periods of improved charter rates, while vessels operating on time charters generally provide more predictable cash flow. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

•       Attracting and maintaining customers by adhering to high standards of performance, reliability and safety.   Customers place particular emphasis on efficient operations and strong environmental and safety records. We intend to continue building on our reputation for maintaining high standards of performance, reliability and safety, which we believe will enable us to attract increasingly selective customers.

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

Among the laws governing the domestic tank vessel industry is the one commonly referred to as the Jones Act, the federal statute that restricts foreign competition in the U.S. marine transportation industry. Under the Jones Act, marine transportation of cargo between points in the United States, generally known as U.S. coastwise trade, is limited to U.S.-flag vessels that were built in the United States and are owned, manned and operated by U.S. citizens. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act.

The Oil Pollution Act of 1990, or OPA 90, mandates, among other things, the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters at varying times by January 1, 2015. The effect of this legislation has been, and is expected to continue to be, the replacement of domestic single-hull tank vessel capacity with newbuildings and retrofitting of existing single-hull tank vessels.

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

Transportation of Refined Petroleum Products

Refined petroleum products are transported by pipelines, water carriers, motor carriers and railroads. Tank vessels are used frequently to continue the transportation of refined petroleum products along the distribution chain after these products have first been transported by another method of transportation, such as a pipeline. For example, many areas have access to refined petroleum products only by using marine transportation as the last link in their distribution chain. In addition, tank vessel transportation is generally a more cost-effective and energy-efficient means of transporting bulk commodities such as refined petroleum products than transportation by rail car or truck. The carrying capacity of a 100,000-barrel tank barge is the equivalent of approximately 162 average-size rail tank cars and approximately 439 average-size tractor trailer tank trucks.

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

The following chart sets forth our major customers and the number of years each of them has been a customer:

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	34
Chevron	18
ConocoPhillips	11
ExxonMobil	11
Rio Energy	9

Our two largest customers in fiscal 2007, based on gross revenue, were ExxonMobil and ConocoPhillips, each of which accounted for more than 10% of our fiscal 2007 consolidated revenue. Please read note 10 to our audited consolidated financial statements included elsewhere in this report.

Our Vessels

Tank Vessel Fleet

At August 15, 2007, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 151	1981	150,000	8,710	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
DBL 103	2006	102,000	6,774	N.A.
DBL 104	2007	102,000	6,774	N.A.
Casablanca(5)	1987	89,293	5,736	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)	1987	89,293	5,736	N.A.
Nale(*)	2007	86,000	6,508	N.A.
McCleary’s Spirit(6)	2001	85,000	6,554	N.A.
Antares(*)	2004	84,000	5,855	N.A.
Deneb(*)	2006	84,000	5,855	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
Capella(*)(7)	2002	81,751	5,159	N.A.
Leo(*)	2003	81,540	5,954	N.A.
Pacific	1993	81,000	5,669	N.A.
Rigel(*)	1993	80,861	5,669	N.A.
Sasanoa	2001	81,000	5,790	N.A.
DBL 78	2000	80,000	5,559	N.A.
DBL 70	1972	73,024	5,248	N.A.
Kays Point(7)	1999	67,000	4,720	N.A.
Noa(*)	2002	67,000	4,826	N.A.
Cascades(7)	1993	67,000	4,721	N.A.
Na-Kao(*)	2005	52,000	4,076	N.A.
Ne’ena(*)	2004	52,000	4,076	N.A.
DBL 53	1965	53,000	4,543	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 28	2006	28,000	2,146	N.A.
DBL 29	2006	28,000	2,146	N.A.
DBL 26	2006	28,000	2,146	N.A.
DBL 27	2007	28,000	2,146	N.A.
DBL 22	2007	28,000	2,146	N.A.
Puget Sounder	1992	25,000	1,870	N.A.
DBL 2202	1962	22,000	1,830	N.A.
DBL 16	1954	20,000	1,420	N.A.

DBL 19	1998	18,000	1,499	N.A.
DBL 18	1998	18,000	1,499	N.A.
DBL 17	1998	18,000	1,499	N.A.
Subtotal		3,111,937	223,176
Single-Hull Tanker
Great Gull	1969	30,000	1,729	2015
Single-Hull Barges
KTC 80	1981	82,878	4,576	2015
KTC 71	1975	81,759	4,719	2015
BB 110(7)	1976	78,000	4,754	2015
SCT 340	1983	75,000	4,395	2015
344(7)	1984	75,000	5,214	2015
Noho Hele(*)	1982	67,880	4,185	2015
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
KTC 50	1974	54,716	3,367	2015
SCT 280	1977	48,000	3,081	2015
SCT 282	1978	48,000	3,081	2015
Hui Mana(*)(7)	1988	40,000	2,299	2015
Essex	1967	35,160	2,307	2015
DBL 3201	1968	31,000	2,033	2015
KTC 30	1960	30,000	1,807	2015
Wallabout Bay	1986	28,330	1,687	2015
Newark Bay	1969	27,390	1,595	2015
PM 230(7)	1983	25,000	1,610	2015
Trader II	1949	20,475	1,194	2015
KTC 21	1961	20,000	1,214	2015
KTC 20	1980	20,000	1,065	2015
American 21	1968	19,500	1,262	2015
Oyster Bay	1951	19,370	1,278	2015
SCT 180	1980	16,250	1,053	2015
Josiah Bartlett	1955	14,000	1,287	2015
SEA 76	1969	13,313	830	2015
KTC 14	1941	13,000	820	2015
Subtotal		1,128,671	69,379
Total Fleet		4,240,608	292,555

(*)          Acquired in the Smith Maritime, Go Big and Sirius Maritime acquisition, which was completed on August 14, 2007.

(1)          Excludes one potable water barge and one deck barge which we also operate.

(2)          Built in 1974; double-hulling was completed and the vessel redelivered in September 2004.

(3)          Built in 1986 and rebuilt in 1994.

(4)          Built in 1982 and rebuilt for petroleum transportation in 2004.

(5)          Vessel not qualified for Jones Act trade due to foreign construction.

(6)          Built in 1969 and rebuilt in 2001.

(7)          Chartered-in vessel.

Newbuildings

The following sets forth the size and expected delivery date for vessels in our newbuilding program:

Vessels	Expected Delivery
Three 28,000-barrel tank barges	1st Quarter fiscal 2008—3rd Quarter fiscal 2008
Three 80,000-barrel tank barges	4th Quarter fiscal 2008—1st Quarter fiscal 2009
Four 50,000-barrel tank barges	2nd Quarter fiscal 2010—2nd Quarter fiscal 2011

The total cost of the barges described above, in the aggregate and after the addition of certain special equipment, is approximately $100 million, of which approximately $13 million has been spent as of June 30, 2007.

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

At August 15, 2007, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name(1)	Year Built	Horsepower	Dimensions
Lincoln Sea	2000	8000	119’ x 40’ x 22’
Rebel	1975	7200	150’ x 46’ x 22’
Yankee	1976	7200	150’ x 46’ x 22’
Jimmy Smith(*)	1976	7200	150’ x 40’ x 22’
Barents Sea	1976	6200	136’ x 40’ x 16’
Irish Sea	1969	5750	135’ x 35’ x 18’
Sirius(*)	1974	5750	135’ x 38’ x 19’
Nakolo(*)	1974	5750	125’ x 38’ x 14’
El Lobo Grande(*)	1978	5750	128’ x 36’ x 19’
Nakoa(*)	1976	5500	118’ x 34’ x 17’
Volunteer	1982	4860	120’ x 37’ x 18’
Adriatic Sea(2)	2004	4800	126’ x 34’ x 15’
Java Sea(3)	2005	4800	119” x 34’ x 15’
Namahoe(*)	1997	4400	105’ x 34’ x 16’
Pacific Freedom(4)	1998	4500	120’ x 31’ x 15’
Viking	1972	4300	133” x 34’ x 18’
Beaufort Sea	1971	4300	113’ x 32” x 16’
Pacific Wolf	1975	4100	111’ x 24’ x 13’
William J. Moore	1970	4000	135’ x 35’ x 20’
Niolo(*)	1982	4000	117’ x 34’ x 17’
Nokea(*)	1975	4000	105’ x 30’ x 14’
Nunui(*)	1978	4000	185’ x 40’ x 12’
Tasman Sea	1976	3900	124 x 34’ x 16’

Norwegian Sea(5)	2006	3900	133’ x 34’ x 17’
Sea Hawk(6)	2006	3900	112’ x 32’ x 15’
John Brix(7)	1999	3900	141’ x 35’ x 8’
Pacific Avenger	1977	3900	140’ x 34’ x 17’
Altair(*)	1981	3800	106’ x 33’ x 17’
Kara Sea	1974	3520	111’ x 32’ x 14’
Coral Sea	1973	3280	111’ x 32’ x 14’
Nathan E. Stewart	2001	3200	95’ x 32’ x 14”
Maryland	1962	3010	110’ x 28’ x 14’
Baltic Sea	1973	3000	101’ x 30’ x 13’
Pacific Challenger	1976	3000	118’ x 34’ x 16’
Paragon	1978	3000	99’ x 32’ x 15’
Pacific Raven	1970	3000	112’ x 31’ x 14’
Na Hoku(*)	1981	3000	105’ x 34’ x 17’
Nalani(*)	1981	3000	105’ x 34’ x 17’
Nohea(*)	1983	3000	98’ x 30’ x 14’
Pacific Pride(8)	1989	2500	84’ x 28’ x 13’
Sargasso Sea	1972	2460	105’ x 30’ x 15”
Labrador Sea	2002	2400	82’ x 26’ x 12’
Bering Sea	1975	2250	105’ x 29’ x 13’
Caspian Sea	1981	2000	65’ x 24’ x 9’
Inland Sea	2000	2000	76’ x 26’ x 10’
Pacific Patriot	1981	2000	77’ x 27’ x 12’
Davis Sea	1982	2000	77.4’ x 26’ x 9’
Pacific Eagle(9)	2001	2000	98’ x 27’ x 13’
Tiger	1966	2000	88’ x 27’ 12’
Houma	1970	1950	90’ x 29’ x 11’
Timor Sea	1960	1920	80’ x 24’ x 10’
Odin	1982	1860	72’ x 28’ x 12’
Taurus	1979	1860	79’ x 25’ x 12’
Falcon	1978	1800	80’ x 25’ x 12’
Naupaka(*)	1983	1800	75’ x 26’ x 10’
Fidalgo	1973	1400	98’x 25’x 8’
Banda Sea	1966	1350	75’ x 23’ x 8’
Pacific Falcon	1985	1250	65’ x 22’ x 9’

(*)          Acquired in the Smith Maritime, Go Big and Sirius Maritime acquisition, which was completed on August 14, 2007.

(1)          Excluding certain workboats and other small vessels most of which are less than 1,000 HP.

(2)          Built in 1978 and rebuilt in 2004.

(3)          Built in 1981 and rebuilt in 2005.

(4)          Built in 1969 and rebuilt in 1998.

(5)          Built in 1976 and rebuilt in 2006.

(6)          Built in 1978 and rebuilt in 2006.

(7)          Built in 1963 and rebuilt in 1999.

(8)          Built in 1976 and rebuilt in 1989.

(9)          Built in 1966 and rebuilt in 1985 and 2001.

Integrated Tug-Barge Units

As of August 15, 2007, we operated eighteen ITBs, which represented approximately 37% of the barrel-carrying capacity of our tank barge fleet.

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

The majority of our bunker delivery tank barges are equipped with advanced, whole load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio, satellite and internet communication.

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

Developed by the AWO, the Responsible Carrier Program incorporates best industry practices in three primary areas:

•       management and administration;

•       equipment and inspection; and

•       human factors.

The Responsible Carriers Program has been recognized by many groups, including the U.S. Coast Guard and shipper organizations. We are periodically audited by an AWO-certified auditor to verify compliance. We were last audited in early 2007, and our Responsible Carrier Program certificate remains in effect until March 2010.

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

Ship Management, Crewing and Employees

We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of August 15, 2007, we employed 925 persons, comprising 148 shore staff and 777 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2004, we entered into a new four-year collective bargaining agreement with our maritime union covering certain of our seagoing personnel comprising 44% of our workforce. The collective bargaining agreement provides for wage increases totaling 15% over its term, and requires us to make contributions to certain pension and other welfare programs. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore-based personnel are generally salaried and most are located at our headquarters in East Brunswick, New Jersey, our facilities in Staten Island, New York, Seattle, Washington, and Norfolk, Virginia. We believe that our relations with our employees are satisfactory.

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

Our crews regularly inspect each vessel, both at sea and in port, and perform most of the ordinary course maintenance. Our procedures call for a member of our shore-based staff to inspect each vessel at least once each fiscal quarter, making specific notations and recommendations regarding the overall condition of the vessel, maintenance, safety and crew welfare. In addition, selected vessels are inspected each year by independent consultants. All of the vessels that are on bareboat charters to third parties are managed and operated by the customer.

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

We are not currently the subject of any claims alleging exposure to asbestos or second-hand smoke, although such claims have been brought against our predecessors in the past and may be brought against us in the future. Our predecessor company, EW Transportation LLC, has contractually agreed to retain any such liabilities that occurred prior to our initial public offering in January 2004, will indemnify us for up to $10 million of such liabilities until January 2014, and will make available to us the benefit of certain indemnities it received in connection with the purchase of certain vessels. If, notwithstanding the foregoing, we are ultimately obligated to pay any asbestos-related or similar claims for any reason, we believe we or EW Transportation LLC would have adequate insurance coverage for periods after March 1986 to pay such claims. However, EW Transportation LLC and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and because it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material. Please read “Legal Proceedings” in Item 3 of this report.

We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, and insurance, if available, may be at rates that we do not consider commercially reasonable. In addition, as more single-hull vessels are retired from active service, insurers may be less willing to insure, and customers less willing to hire, single-hull vessels.

Competition

The domestic tank vessel industry is highly competitive. The Jones Act restricts U.S. point-to-point maritime shipping to vessels built in the United States, owned and operated by U.S. citizens and manned by U.S. crews. In our market areas, our primary direct competitors are the operators of U.S.-flag ocean-going tank barges and U.S.-flag refined petroleum product tankers, including the captive fleets of major oil companies.

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

The Oil Pollution Act of 1990.   The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service at varying times based on their tonnage and age, with all such vessels being phased out by January 2015. As of August 15, 2007, 28 of our tank vessels, which are single-hulled, will be precluded from transporting petroleum products as of January 1, 2015.

Under OPA 90, owners or operators of tank vessels and certain non-tank vessels operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with the plans. These vessel response plans must, among other things:

•       address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

•       describe crew training and drills; and

•       identify a qualified individual with specific authority and responsibility to implement removal actions in the event of an oil spill.

Our vessel response plans have been approved by the U.S. Coast Guard, and all of our tankermen have been trained to comply with these guidelines. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA 90. We believe that all of our vessels are in substantial compliance with OPA 90.

Environmental Spill and Release Liability.   OPA 90 and various state laws substantially increased over historic levels the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of oil and the resulting damages, both regarding the limits of liability and the scope of damages. OPA 90 imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all oil spill and containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90. Finally, in certain circumstances involving oil spills, OPA 90 and other environmental laws may impose criminal liability on personnel and/or the corporate entity.

OPA 90 limits the liability of each responsible party for oil pollution from vessels, and these limits were increased substantially in 2006. The limits for a tank vessel without a qualifying double hull are the greater of (1) $3,000 per gross ton or (2) $22 million for a tank vessel of greater than 3,000 tons or $6 million for a tank vessel of 3,000 gross tons or less. The limits for a tank vessel with a qualifying double hull are the greater of (1) $1,900 per gross ton or (2) $16 million for a tank vessel of greater than 3,000 gross tons or $4 million for a tank vessel of 3,000 gross tons or less. The limits for any vessel other than a tank vessel are the greater of $950 per gross ton or $0.8 million. The limits of liability are subject to periodic increase to account for inflation. These limits do not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party. In addition to removal costs, OPA 90 provides for recovery of damages, including:

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

OPA 90 requires owners and operators of vessels operating in U.S. waters to establish and maintain with the U.S. Coast Guard evidence of their financial responsibility sufficient to meet their potential liabilities imposed by OPA 90. Under the regulations, we may provide evidence of insurance, a surety bond, a guarantee, letter of credit, qualification as a self-insurer or other evidence of financial responsibility. We have qualified as a self-insurer under the regulations and have received Certificates of Financial Responsibility from the U.S. Coast Guard for all of our vessels subject to this requirement.

OPA 90 expressly provides that individual states are entitled to enforce their own oil pollution liability laws, even if inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have OPA 90-like schemes for limiting liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even where we are not at fault. Some states have also established their own requirements for financial responsibility. However, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels as a result of the U. S. Supreme Court’s 2000 ruling in United States v. Locke. In Locke, the Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

Parties affected by oil pollution that do not fully recover from a responsible party may pursue relief from the Oil Spill Liability Trust Fund. Responsible parties may seek reimbursement from the fund for costs incurred that exceed the liability limits of OPA 90. In order to obtain reimbursement of excess costs, the responsible party would need to establish that it is entitled to a statutory limitation of liability as discussed above. If we are deemed a responsible party for an oil pollution incident and are ineligible for reimbursement of excess costs, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through West of England, our current coverage for oil pollution is $1 billion per incident. It is possible, however, that our liability for an oil pollution incident may be in excess of the insurance coverage we maintain.

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

EW Transportation Corp. (formerly K-Sea Transportation Corp., a predecessor company) was previously notified that it is potentially responsible for the cleanup of hazardous substances at the “Palmer Barge Site” in Port Arthur, Texas, where cleaning was performed on two of our barges in 1996 and 1997. We assumed this liability at the time of our initial public offering, subject to insurance and certain indemnification from our predecessors (see “Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification” in Item 13 of this report). In August 2007, we agreed to settle our share of liability for the EPA-mandated investigation and site cleanup for $25,000, which we anticipate will be indemnified by our predecessor. We believe that further costs, if any, will be immaterial to our financial position, results of operations and cash flows.

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

•       each of its chief executive officer (by whatever title) and the chairman of its board of directors is a U.S. citizen;

•       no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-U.S. citizens;

•       at least 75% of the interest and voting power in the corporation is held by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens; and

•       in the case of a limited partnership, the general partner meets U.S. citizenship requirements for U.S. coastwise trade.

Because we could lose the privilege of operating our vessels in the U.S. coastwise trade if non-U.S. citizens were to own or control in excess of 25% of our outstanding interests, our limited partnership agreement restricts foreign ownership and control of our common and subordinated units to not more than 15% of our outstanding interests.

There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal such laws. Such changes could have a material adverse effect on our operations and financial condition.

Other

Our vessels are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs and Border Protection (CBP) and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the U.S. Coast Guard is authorized to inspect vessels at will.

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

Seasonality

We operate our tank vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. For example, movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. In certain regions, movements of certain black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States. Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions. The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and profitability. Our acquisitions on the West Coast of the U.S. provide seasonal diversity primarily relating to the Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions. We do not see any significant seasonality impact in the Hawaiian market.

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

We lease pier facilities and approximately 16,000 square feet of office space in Seattle, Washington. This lease expires in October 2008 with a renewal option for one additional five-year term. We also lease approximately 6,000 square feet of other office space in Seattle, Washington. This lease expires in February 2008.

We also lease pier facilities and approximately 22,000 square feet of office and warehouse space in Philadelphia, Pennsylvania, which terminates in December 2009, and we also lease pier facilities and approximately 2,800 square feet of office and warehouse space, on a month to month basis, in Honolulu, Hawaii.

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

On November 11, 2005, one of our double-hulled tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage. The submerged debris was determined to be a service platform which collapsed during Hurricane Rita in September 2005. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. We believe much of the oil escaped into the ocean. Our insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65 million less $60,000 in total deductibles.

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

The Secretary of the Department of Homeland Security is vested with the authority and discretion to waive the coastwise laws to such extent and upon such terms as he may prescribe whenever he deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary of the Department of Homeland Security waived the coastwise laws generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26, 2005 to October 24, 2005. In the past, the Secretary of the Department of Homeland Security has waived the coastwise laws generally for the transportation of petroleum released from the Strategic Petroleum Reserve undertaken in response to circumstances arising from major natural disasters. Any waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could reduce our revenues and cash available for distribution.

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow by expanding our business in all coastal markets in the U.S. and also into other geographic markets. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

We may not be able to successfully integrate the operations of Smith Maritime, Go Big and Sirius Maritime with our current operations.

The integration of both Smith Maritime, Go Big and Sirius Maritime with our other operations will be a complex, time consuming and costly process. Failure to timely and successfully integrate both companies may have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating these companies will present challenges to our management including:

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

•       assessing the internal controls and procedures for the combined entity that we are required to maintain under the Sarbanes-Oxley Act of 2002; and

•       consolidating other partnership and administrative functions.

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

Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. Two customers accounted for 19% and 17%, respectively, of our consolidated revenues for fiscal 2007. If we were to lose either of these customers or if either of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

During fiscal 2007, we derived approximately 21% of our revenue from single voyage charters. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

We may not be able to renew time charters, consecutive voyage charters, contracts of affreightment and bareboat charters when they expire.

We received approximately 79% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2007. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, our profitability may be adversely affected.

We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution.

Tank vessels are subject to the requirements of the Oil Pollution Act of 1990, or OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. As of August 15, 2007, approximately 73% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90. The remaining 27% will be in compliance with OPA 90 until January 2015. The capacity of certain of our single-hull vessels has already been effectively replaced by double-hull vessels placed into service in the past two years. We estimate that the current cost to replace our remaining single hull capacity with newbuildings or by retrofitting certain of our existing vessels ranges from $80.0 million to $82.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors.

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $21.5 million per year to drydock and maintain our fleet. In addition, we will deduct an additional $2.0 million per year from the cash that we would otherwise distribute to our unitholders to contribute to the cost of replacing the operating capacity of our single hull vessels when they phase-out under OPA 90 in January 2015. Periodically, we will also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

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

Increasingly stringent federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the Department of Transportation, the Department of Homeland Security, the National Transportation Safety Board and the U.S. Customs and Border Protection (CBP), and to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters of, and the 200-mile exclusive economic zone around, the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

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

Certain of our seagoing personnel, comprising 44% of our total workforce, are employed under a contract with a division of the International Longshoreman’s Association that expires on June 30, 2008. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

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

Affiliates of our general partner indirectly own a 1.95% general partner interest and a 40.07% limited partner interest in us and own and control K-Sea General Partner GP LLC. Conflicts of interest may arise between K-Sea General Partner L.P. and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Our partnership agreement requires us to deduct estimated maintenance capital expenditures from operating surplus each quarter, as opposed to actual maintenance capital expenditures, in order to reduce disparities in operating surplus caused by the fluctuating level of maintenance capital expenditures, such as drydocking. Because of the substantial capital expenditures we intend to make by January 1, 2015 to replace the operating capacity of our single-hull vessels, our annual estimated maintenance capital expenditures for purposes of calculating operating surplus also includes an additional $2.0 million to contribute to the cost of replacing this operating capacity.

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

In order to ensure compliance with Jones Act citizenship requirements, the board of directors of K-Sea General Partner GP LLC has adopted a requirement that at least 85% of our partnership interests must be held by U.S. citizens. This requirement may have an adverse impact on the liquidity or market value of our common units, because unitholders will be unable to sell units to non-U.S. citizens. Any purported transfer of common units in violation of these provisions will be ineffective to transfer the common units or any voting, dividend or other rights in respect of the common units.

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

Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit agreement prohibits the payment of distributions after the occurrence of the following events, among others, and receipt of notice from our lenders:

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. If less than 90% of our gross income for any taxable year is “qualifying income” from transportation or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, we will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years. The IRS has not provided any ruling on this matter.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate distributions and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. The partnership agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

If the IRS contests any of the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any contest will reduce our cash available for distribution to unitholders.

The IRS has not provided any ruling with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Unitholders may be required to pay taxes on their share or our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders will be required to pay federal income taxes and, in some cases, state, local, and foreign income taxes on their share of our taxable income, even if they receive no cash distributions from us. Unitholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income.

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

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and other retirement accounts, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Alaska, New York, New Jersey, Pennsylvania, Hawaii, Washington and Virginia, all of which impose a state income tax. We currently conduct certain operations in Puerto Rico, Canada and Venezuela in a manner that we believe does not subject unitholders to direct liability to pay tax or file returns in those countries, but there can be no assurance that we will conduct our foreign operations in this manner in the future. Taxes we pay with respect to our foreign operations reduce the cash flow available for distribution to our unitholders. We may do business or own property in other states or foreign countries in the future. It is the responsibility of unitholders to file all federal, state, local, and foreign tax returns. Our counsel has not rendered an opinion on the state, local or foreign tax consequences of an investment in our common units.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

We conduct a portion of our operations through subsidiaries that are, or are treated as, corporations for federal income tax purposes. Currently, those operations consist primarily of our bunkering activities and our operation of a Canadian flagged vessel. We may elect to conduct additional operations in corporate form in the future. These corporate subsidiaries will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporate subsidiaries have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

We have adopted certain methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Units, Distributions and Related Unitholder Matters

Our common units are listed on the New York Stock Exchange under the symbol “KSP.”  As of September 7, 2007, there were 7,069,050 outstanding common units, representing an aggregate 68.0% limited partner interest in us, which were held by 44 holders of record, representing approximately 5,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range		Cash
	High	Low	Distribution (1)
2007 Fiscal Year
Fourth Quarter Ended June 30, 2007	$ 48.00	$ 40.01	$ 0.70
Third Quarter Ended March 31, 2007	$ 40.97	$ 35.15	$ 0.68
Second Quarter Ended December 31, 2006	$ 36.40	$ 33.56	$ 0.66
First Quarter Ended September 30, 2006	$ 34.35	$ 30.70	$ 0.64
2006 Fiscal Year
Fourth Quarter Ended June 30, 2006	$ 33.67	$ 31.10	$ 0.62
Third Quarter Ended March 31, 2006	$ 35.56	$ 33.50	$ 0.60
Second Quarter Ended December 31, 2005	$ 37.25	$ 34.05	$ 0.59
First Quarter Ended September 30, 2005	$ 40.19	$ 34.31	$ 0.57

(1)          Distributions are shown for the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

The aggregate amount of distributions declared in respect of the 2007 and 2006 fiscal years on common units, subordinated units and general partner units totaled $28.2 million and $24.4 million, respectively.

Cash Distribution Policy

Within 45 days after the end of each quarter, we distribute all of our available cash from operating surplus to unitholders of record on the applicable record date. Our available cash from operating surplus consists generally of all cash on hand at the end of the fiscal quarter, plus all cash on hand resulting from working capital borrowings made after the end of the quarter up to the date of determination of available cash, less the amount of cash that our general partner determines is necessary or appropriate to, among others:

•       provide for the proper conduct of our business, including reserves for future capital and maintenance expenditures;

•       comply with applicable law, any of our debt instruments, or other agreements; or

•       provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

Our ability to distribute available cash is contractually restricted by the terms of our credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our credit facilities. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” in Item 7 of this report.

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

The second early conversion of the subordinated units may not occur until at least one year following the first early conversion of the subordinated units. We met the required tests for early conversion of the first 25% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on February 14, 2007.

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

The percentage interests set forth above for our general partner include its 1.95% general partner interest and assume the general partner has not transferred the incentive distribution rights.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of fiscal 2007.

ITEM 6.                SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial and operating data of K-Sea Transportation Partners L.P. and its predecessors. On January 14, 2004, EW Transportation LLC contributed assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, the historical financial and operating data presented below for all periods prior to January 14, 2004 are for EW Transportation LLC. The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Years Ended June 30,
	2007	2006	2005	2004	2003
Income Statement Data:
Voyage revenue	$ 216,924	$ 176,650	$ 118,811	$ 93,899	$ 83,942
Bareboat charter and other revenue	9,650	6,118	2,583	1,900	3,753
Total revenues	226,574	182,768	121,394	95,799	87,695
Voyage expenses	45,875	37,973	24,220	16,339	14,151
Vessel operating expenses	96,005	77,325	49,296	38,809	36,326
General and administrative expenses	20,472	17,309	11,163	8,149	7,047
Depreciation and amortization	33,415	26,810	21,399	18,643	16,293
Net (gain) loss on sale of vessels	102	(313)	(264)	255	(275)
Total operating expenses	195,869	159,104	105,814	82,195	73,542
Operating income	30,705	23,664	15,580	13,604	14,153
Interest expense (income), net	14,097	10,118	5,949	6,370	8,808
Net loss on reduction of debt(1)	—	7,224	1,359	3,158	4
Other (income) expense, net	(63)	(64)	(27)	(253)	29
Income before provision (benefit) for income taxes	16,671	6,386	8,299	4,329	5,312
Provision (benefit) for income taxes(2)	851	484	163	(16,845)	340
Net income	$ 15,820	$ 5,902	$ 8,136	$ 21,174	$ 4,972
Net income per unit—basic	$ 1.56	$ 0.60	$ 0.95	$ 2.26	$ 1.03
—diluted	$ 1.55	$ 0.60	$ 0.95	$ 2.25	$ 1.03
Balance Sheet Data (at year end):
Vessels and equipment, net	$ 358,580	$ 316,237	$ 235,490	$ 193,646	$ 145,520
Total assets	429,814	383,028	273,262	228,144	178,328
Total debt	244,287	193,380	114,005	78,817	114,003
Partners’ capital/members’ equity	152,653	163,943	141,940	135,698	41,290
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$ 41,643	$ 20,774	$ 24,163	$ 10,904	$ 13,235
Investing activities	(63,704)	(105,398)	(55,901)	(59,167)	(240)
Financing activities	22,147	85,362	31,447	48,616	(12,984)
Other Financial Data:
Capital expenditures(3):
Maintenance	$ 20,337	$ 13,753	$ 8,024	$ 7,957	$ 8,389
Expansion (including vessel and company acquisitions)	25,960	98,073	39,337	52,747	7,814
Total	$ 46,297	$ 111,826	$ 47,361	$ 60,704	$ 16,203
Construction of tank vessels	$ 33,315	$ 20,702	$ 16,816	$ 16,512	$ 18,703
Distributions declared per common unit in respect of the period	$ 2.680	$ 2.380	$ 2.180	$ 0.955

	Years Ended June 30,
	2007	2006	2005	2004	2003
Operating Data:
Number of tank barges (at period end)	60	61	44	34	35
Number of tankers (at period end)	1	2	2	2	3
Number of tugboats (at period end)	44	41	25	19	18
Total barrel-carrying capacity (in thousands at period end)	3,464	3,357	2,561	2,410	2,309
Net utilization(4)	85%	83%	85%	86%	87%
Average daily rate(5)	$ 10,097	$ 9,245	$ 8,734	$ 8,095	$ 7,468

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

GENERAL

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business. We currently operate a fleet of 71 tank barges, 1 tanker and 58 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.2 million barrels of capacity, we believe we currently operate the largest coastwise tank barge fleet in the United States.

Demand for our services is driven primarily by demand for refined petroleum products in the areas in which we operate. We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats. These services are generally provided under the following four basic types of contractual relationships:

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

RECENT DEVELOPMENTS

On August 14, 2007, we completed the acquisition of all of the equity interests in Smith Maritime, Go Big and Sirius Maritime. Smith Maritime, Go Big and Sirius Maritime are providers of marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. On a combined basis, the operations of these companies included 11 petroleum tank barges and 14 tugboats, aggregating 777,000 barrels of capacity, of which 669,000 barrels, or 86%, are double-hulled. The tank barges added by this acquisition represent a 22% increase in the barrel-carrying capacity of our fleet to approximately 4.2 million barrels. The aggregate purchase price for Smith Maritime, Go Big and Sirius Maritime was approximately $203.0 million, comprising $169.2 million in cash, $23.6 million of assumed debt, and common units valued at approximately $10.2 million. Prior to the acquisition, Gordon L.K. Smith was the owner of 80.3% of the capital stock of Smith Maritime and 100% of the equity interests in Go Big. Mr. Smith is also the sole member of Smith Maritime LLC, which owned 33 1/3% of the membership interests in Sirius Maritime. Six of the 12 vessels operated by Sirius Maritime were owned by subsidiaries of Smith Maritime or by Go Big and chartered in by Sirius Maritime. Because the acquisition of Smith Maritime and Sirius Maritime were completed after June 30, 2007, the operations of Smith Maritime and Sirius Maritime are not included in the fourth quarter or fiscal 2007 results.

Also on August 14, 2007, we amended and restated our revolving credit agreement with KeyBank National Association, as administrative agent and lead arranger, to provide for (1) an increase in availability to $175 million under our senior secured revolving credit facility, which we refer to as the revolving facility, with an extension of the term to seven years, (2) a $45 million 364-day senior secured revolving credit facility, which we refer to as the 364-day facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, we have the right to increase the revolving facility by up to $75 million, to a maximum total facility amount of $250 million. The revolving facility and the 364-day facility are collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275 million and certain equipment and machinery related to such vessels. The revolving facility and the 364-day facility bear interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on our ratio of total funded debt to EBITDA (as defined in the agreement). On August 14, 2007, we borrowed $67.0 million under the revolving facility and $45.0 million under the 364-day facility to fund a portion of the purchase price of Smith Maritime, Go Big and Sirius Maritime. As of August 14, 2007, we had approximately $166.4 million outstanding under the revolving facility and $45.0 million outstanding under the 364-day facility.

Also on August 14, 2007, we entered into a bridge loan facility for up to $60 million with an affiliate of KeyBank National Association. The bridge loan facility bears interest at an annual rate of LIBOR plus

1.5%. The bridge loan facility matures on November 12, 2007. The bridge loan facility is not collateralized until October 13, 2007 and, thereafter, will be collateralized by a second perfected security interest in the vessels collateralizing the revolving facility and the 364-day facility. During an event of default, the bridge loan facility will bear interest at an annual rate of LIBOR plus 7.5%. On August 14, 2007, we borrowed $60.0 million under the bridge loan facility in connection with the Smith Maritime, Go Big and Sirius Maritime acquisition.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2007	2006	2005
Voyage revenue	$216,924	$176,650	$118,811
Bareboat charter and other revenue	9,650	6,118	2,583
Total revenues	226,574	182,768	121,394
Voyage expenses	45,875	37,973	24,220
Vessel operating expenses	96,005	77,325	49,296
% of total revenues	42.4%	42.3%	40.6%
General and administrative expenses	20,472	17,309	11,163
% of total revenues	9.0%	9.5%	9.2%
Depreciation and amortization	33,415	26,810	21,399
Net (gain) loss on sale of vessels	102	(313)	(264)
Operating income	30,705	23,664	15,580
% of total revenues	13.6%	12.9%	12.8%
Interest expense, net	14,097	10,118	5,949
Net loss on reduction of debt	—	7,224	1,359
Other (income) expense, net	(63)	(64)	(27)
Income before provision for income taxes	16,671	6,386	8,299
Provision for income taxes	851	484	163
Net income	$15,820	$5,902	$8,136
Net voyage revenue by trade
Coastwise
Total tank vessel days	11,032	9,430	6,691
Days worked	9,954	8,467	6,035
Scheduled drydocking days	511	403	142
Net utilization	90%	90%	90%
Average daily rate	$12,375	$11,967	$11,369
Total coastwise net voyage revenue(a)	$123,182	$101,324	$68,610
Local
Total tank vessel days	8,864	8,537	6,084
Days worked	6,987	6,534	4,795
Scheduled drydocking days	232	317	263
Net utilization	79%	77%	79%
Average daily rate	$6,851	$5,717	$5,418
Total local net voyage revenue(a)	$47,867	$37,353	$25,981
Tank vessel fleet
Total tank vessel days	19,896	17,967	12,775
Days worked	16,941	15,001	10,830
Scheduled drydocking days	743	720	405
Net utilization	85%	83%	85%
Average daily rate	$10,097	$9,245	$8,734
Total fleet net voyage revenue(a)	$171,049	$138,677	$94,591

(a)           Net voyage revenue is a non-GAAP measure which is defined above under “Definitions” and reconciled to Voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Fiscal Year Ended June 30, 2007 Compared to the Fiscal Year Ended June 30, 2006

Voyage Revenue and Voyage Expenses

Voyage revenue was $216.9 million for the fiscal year ended June 30, 2007, an increase of $40.2 million, or 23%, as compared to voyage revenue of $176.7 million for the fiscal year ended June 30, 2006. Voyage expenses were $45.9 million for the fiscal year ended June 30, 2007, an increase of $7.9 million, or 21%, as compared to voyage expenses of $38.0 million for the fiscal year ended June 30, 2006.

Net Voyage Revenue

Net voyage revenue was $171.0 million for the fiscal year ended June 30, 2007, an increase of $32.3 million, or 23%, as compared to net voyage revenue of $138.7 million for the fiscal year ended June 30, 2006. In our coastwise trade, net voyage revenue was $123.2 million for the fiscal year ended June 30, 2007, an increase of $21.9 million, or 22%, as compared to $101.3 million for the fiscal year ended June 30, 2006. Net utilization in our coastwise trade remained constant at 90% for both the fiscal year ended June 30, 2007 and 2006. The acquisition of Sea Coast Transportation LLC, or Sea Coast, in October 2005 resulted in increased coastwise net voyage revenue of $14.3 million for the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006. Increases totaling $7.6 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1) the DBL 103, which was placed in service in January 2006, (2) the DBL 104, which was placed in service in April 2007, (3) the McCleary’s Spirit, which was purchased in October 2005, and (4) the DBL 53, which commenced operations in June 2006 after being rebuilt. These increases were partially offset by a $1.0 million decrease in coastwise net voyage revenue resulting from the loss of the DBL 152 in the previously reported November 2005 barge incident. Average daily rates in coastwise net voyage revenue increased 3% to $12,375 for the fiscal year ended June 30, 2007 from $11,967 for the fiscal year ended June 30, 2006, which accounted for approximately $3.5 million of increased net voyage revenue.

Net voyage revenue in our local trade for the fiscal year ended June 30, 2007 increased by $10.5 million, or 28%, to $47.9 million from $37.4 million for the year ended June 30, 2006. The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $1.8 million for the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006. Additionally, local net voyage revenue increased by $8.6 million for the fiscal year ended June 30, 2007 due to the increased number of work days for the newbuild barges DBL 28, DBL 29 and DBL 26, and BDL 27 delivered in March 2006, May 2006, August 2006, and January 2007, respectively. This was partially offset by the retirement of three small tank vessels which decreased net voyage revenue by $3.4 million. Net utilization in our local trade was 79% for the fiscal year ended June 30, 2007, compared to 77% for the fiscal year ended June 30, 2006. Average daily rates in our local trade increased 20% to $6,851 for the fiscal year ended June 30, 2007 from $5,717 for the comparative prior year, positively impacted by higher charter rates resulting from strong market conditions, particularly for short term charters. Increased charter rates accounted for approximately $5.1 million of increased net voyage revenue for the fiscal year ended June 30, 2007.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $9.7 million for the fiscal year ended June 30, 2007, compared to $6.1 million for the fiscal year ended June 30, 2006. Of this $3.6 million increase, $1.5 million was generated by increased outside chartering of tank barges and $1.9 million was generated by a small lube oil operation purchased in the fall of 2006.

Vessel Operating Expenses

Vessel operating expenses were $96.0 million for the fiscal year ended June 30, 2007, an increase of $18.7 million, or 24%, as compared to $77.3 million for the fiscal year ended June 30, 2006. Vessel operating expenses as a percentage of total revenues increased to 42.4% for the fiscal year ended June 30, 2007 from 42.3% for the fiscal year ended June 30, 2006, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005 and increased outside towing during tugboat shipyard periods. Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses. The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense. Vessel labor and related costs increased $11.4 million as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above, and additional tugboats purchased in October 2005, November 2006, and April 2007. Insurance costs and vessel repairs and supplies increased $4.0 million as a result of the operation of the larger number of vessels. Additionally, outside towing increased $1.3 million due to higher shipyard days of our tugboats.

Depreciation and Amortization

Depreciation and amortization was $33.4 million for fiscal 2007, an increase of $6.6 million, or 25%, as compared to $26.8 million for the fiscal year ended June 30, 2006. The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, plus $0.4 million in increased amortization of certain intangible assets acquired in our acquisition of Sea Coast.

General and Administrative Expenses

General and administrative expenses were $20.5 million for the fiscal year ended June 30, 2007, an increase of $3.2 million, or 18%, as compared to general and administrative expenses of $17.3 million for the fiscal year ended June 30, 2006. As a percentage of total revenues, general and administrative expenses decreased to 9.0% for the fiscal year ended June 30, 2007 from 9.5% for the fiscal year ended June 30, 2006. The $3.2 million increase included $1.1 million of increased personnel and facilities costs resulting from the Sea Coast acquisition, and also a $2.2 million increase relating to increased headcount and facilities costs of our new corporate office and a small satellite office in Philadelphia to support our growth.

Interest Expense, Net

Net interest expense was $14.1 million for the fiscal year ended June 30, 2007, or $4.0 million higher than the $10.1 million incurred in fiscal year ended June 30, 2006. The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisition and vessel newbuilding program, and higher average interest rates.

Loss on Reduction of Debt

In November 2005, in connection with our redemption of the Title XI bonds (see “—Liquidity and Capital Resources- Title XI Borrowings” below), we made a make-whole payment of $4.0 million. After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million. We recorded an additional $0.3 million of loss on reduction of debt in April 2006 resulting from the write-off of deferred financing costs relating to a downsizing of our revolving credit facility.

Provision For Income Taxes

For fiscal 2007, our effective tax rate decreased to 5.1%, compared to 7.6% in fiscal 2006. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries. Our effective tax rate for the fiscal year ended June 30, 2007 was lower than the comparable prior year period primarily because a smaller percentage of our pre-tax book income related to our corporate subsidiaries.

Net Income

Net income was $15.8 million for the fiscal year ended June 30, 2007, an increase of $9.9 million compared to net income of $5.9 million for the fiscal year ended June 30, 2006. This increase resulted primarily from a $7.2 million decrease in net loss on reduction of debt and a $7.0 million increase in operating income partially offset by a $4.0 million increase in interest expense and a $0.4 million increase in the provision for income taxes.

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

Net Voyage Revenue

Net voyage revenue was $138.7 million for the fiscal year ended June 30, 2006, an increase of $44.1 million, or 47%, as compared to net voyage revenue of $94.6 million for the fiscal year ended June 30, 2005. In our coastwise trade, net voyage revenue was $101.3 million for the fiscal year ended June 30, 2006, an increase of $32.7 million, or 48%, as compared to $68.6 million for the fiscal year ended June 30, 2005. Net utilization in our coastwise trade remained constant at 90% for each fiscal year. The acquisition of Sea Coast in October 2005 resulted in increased coastwise net voyage revenue of $23.0 million in fiscal 2006, compared to fiscal 2005. Other increases for the year ended June 30, 2006 included $14.0 million in coastwise net voyage revenue resulting from an increase in days worked by the following vessels: (1) the DBL 78, which was placed in service in June 2005, (2) the KTC 50, which was placed in service in January 2005, (3) the Spring Creek, which was in shipyard for most of the fiscal 2005 second quarter in preparation for a new time charter which commenced in January 2005, (4) the DBL 103, which was placed in service in January 2006, (5) the McCleary’s Spirit, a Canadian-flag vessel which was purchased in October 2005, and (6) the DBL 155, which returned to service in September 2004 after its double-hulling. These increases were partially offset by a $7.2 million decrease in coastwise net voyage revenue during fiscal 2006 resulting from the phase-out of the KTC 90 and KTC 96 in December 2004, and the loss of the DBL 152. Coastwise net voyage revenue also benefited from a 5% increase in average daily rates to $11,967 for the year ended June 30, 2006 from $11,369 for the year ended June 30, 2005, which accounted for approximately $3.6 million of increased net voyage revenue. Coastwise average daily rates were positively impacted by the continuing strong demand for petroleum products and increasing oil prices.

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

Vessel Operating Expenses

Vessel operating expenses were $77.3 million for the fiscal year ended June 30, 2006, an increase of $28.0 million, or 57%, as compared to $49.3 million for the fiscal year ended June 30, 2005. Vessel operating expenses as a percentage of total revenues increased to 42.3% for the fiscal year ended June 30, 2006 from 40.6% for the fiscal year ended June 30, 2005, resulting mainly from a higher such percentage for the Sea Coast vessels acquired in October 2005. Four of the Sea Coast barges are chartered in, and we pay a charter fee that is included in vessel operating expenses. The charter fee increases the percentage of vessel operating expenses to net voyage revenue; however, there is no associated depreciation or interest expense. Vessel labor and related costs increased as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net Voyage Revenue” above, an additional tugboat purchased in October 2005, and integration of the additional vessels purchased in December 2004. Insurance costs and vessel repairs and supplies also increased as a result of the operation of the larger number of vessels. Outside towing expense increased by $1.8 million due to the need for additional tugboats to satisfy increased demand for our tank vessels, and to replace certain of our tugboats during coupling and re-powering projects.

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

General and Administrative Expenses

General and administrative expenses were $17.3 million for the fiscal year ended June 30, 2006, an increase of $6.1 million, or 54%, as compared to general and administrative expenses of $11.2 million for the fiscal year ended June 30, 2005. As a percentage of total revenues, general and administrative expenses increased to 9.5% for the fiscal year ended June 30, 2006 from 9.2% for the fiscal year ended June 30, 2005. The $6.1 million increase reflected $4.7 million of increased personnel and facilities costs in support of our growth, including the Norfolk and Sea Coast acquisitions, and $0.3 million in costs related to a cancelled bond offering.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows.   Net cash provided by operating activities was $41.6 million in fiscal 2007, $20.8 million in fiscal 2006 and $24.2 million in fiscal 2005. The increase of $20.8 million in fiscal 2007, compared to fiscal 2006, resulted primarily from $14.7 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization and net loss on reduction of debt, and a $9.0 million positive impact from changes in operating working capital, partially offset by increased drydocking payments of $2.9 million. The decrease of $3.4 million in fiscal 2006, compared to fiscal 2005, resulted primarily from a $4.9 million increase in drydocking expenditures and a $3.8 million negative impact from changes in operating working capital, partially offset by the improved operating income of $5.3 million, after adjusting for the aforementioned non-cash expenses. During the year ended June 30, 2007, our working capital decreased mainly due to increases in accrued expenses and other current liabilities resulting from increased payroll, self-insured medical and claim accruals, and decreased prepaid and other current assets resulting mainly from the collection of insurance claim receivables. During the year ended June 30, 2006, working capital increased primarily as a result of increased accounts receivable due to increased revenues, and increased prepaid and other current assets primarily as a result of increases in insurance claims receivable.

Investing Cash Flows.   Net cash used in investing activities totaled $63.7 million in fiscal 2007, $105.4 million in fiscal 2006 and $55.9 million in fiscal 2005. The primary elements of these activities were acquisitions of vessels and companies, and construction of new vessels. Vessel acquisitions, which totaled $16.2 million for the year ended June 30, 2007, included the purchase of five tugboats and the purchase of certain small tank vessels. In fiscal 2006, we spent $76.5 million in cash, net, to acquire Sea Coast in October 2005. Also during fiscal 2006, we acquired an 85,000-barrel integrated tug-barge unit for approximately $13.1 million. During fiscal 2005, we acquired ten tank barges and seven tugboats from Bay Gulf Trading Company, Ltd. of Norfolk, Virginia and its affiliates. The purchase price of $21.2 million included a water treatment facility in Norfolk. The fiscal 2005 acquisitions included the Norfolk vessels and also the DBL 78, which was acquired in June 2005. Construction expenditures for our tank vessel newbuilding program and rebuilding projects totaled $33.3 million in fiscal 2007, $20.7 million in fiscal 2006 and $16.8 million in fiscal 2005. Other capital expenditures of $14.8 million in fiscal 2007, $9.1 million in fiscal 2006 and $9.0 million in fiscal 2005 related primarily to re-powering of, and installation of coupling systems on, certain tugboats used with our newbuild tank barges, and expenditures related to upgrading the vessels acquired in December 2004. Additionally, in fiscal 2007 we completed rebuilding of one of our larger tank vessels. Capital expenditures made in the normal course of business are generally financed by cash from operations and, where necessary, borrowings under our credit agreement.

Financing Cash Flows.   Net cash provided by financing activities was $22.1 million in fiscal 2007, $85.4 million in fiscal 2006, and $31.4 million in fiscal 2005. During the year ended June 30, 2007, we increased our credit line borrowings by $43.1 million, increased borrowings on term loans by $14.9 million to finance the construction of new tank barges, repaid term loans by $7.7 million, and paid $27.1 million in distributions to partners.

In fiscal 2006, our primary financing activities were the issuance of $109.4 million in new term loans and $34.0 million in gross proceeds from the sale of 950,000 common units in October 2005. These proceeds were used in financing the Sea Coast acquisition and the other investing activities described above. Additionally, we paid $36.8 million to redeem the principal balance of the Title XI bonds, and made $23.0 million of distributions to partners. We also amended our revolving credit agreement (see “—Credit Agreement” below) and increased our credit line borrowings by $6.9 million.

As a result of a restructuring of our financial agreement for the Title XI bonds in January 2004, we were required to make monthly reserve fund deposits which were used to make semi-annual debt service payments. The principal portion of such deposits, which are reflected as principal payments to Title XI reserve funds, were $0.7 million and $1.6 million for fiscal 2006, and 2005, respectively. When we redeemed the Title XI bonds in November 2005, the balance of the Title XI reserve funds, totaling $2.9 million which are reflected as proceeds from Title XI reserve funds under “Investing Cash Flows” above, was returned to us. For more information, please read “—Title XI Borrowings” below.

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

Oil Pollution Act of 1990.   Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. At June 30, 2007, approximately 71% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures.   Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $20.5 million per year to drydock and maintain our fleet. We expect drydocking and maintenance expenditures to approximate $21.5 million in fiscal 2008. In addition, we anticipate that we will spend $1.0 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 3 to the table in “Selected Financial Data” in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2007	2006	2005
Maintenance capital expenditures	$20,337	$13,753	$8,024
Expansion capital expenditures (including vessel and company acquisitions)	25,960	98,073	39,337
Total capital expenditures	$46,297	$111,826	$47,361
Construction of tank vessels	$33,315	$20,702	$16,816

During fiscal 2007, we took delivery of the following newbuild vessels: in June 2007, a 28,000-barrel tank barge, the DBL 22; in March 2007, a 100,000-barrel tank barge, the DBL 104; in January 2007, a 28,000-barrel tank barge, the DBL 27; and in August 2006, a 28,000-barrel tank barge, the DBL 26. Additionally, we acquired five tugboats during the year. These tank barges and tugboats cost $40,124 in the aggregate. We have also entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Vessels	Expected Delivery
Three 28,000-barrel tank barges	1st Quarter fiscal 2008—3rd Quarter fiscal 2008
Three 80,000-barrel tank barges	4th Quarter fiscal 2008—1st Quarter fiscal 2009
Four 50,000-barrel tank barges	2nd Quarter fiscal 2010—2nd Quarter fiscal 2011

The barges listed above are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $100.0 million, of which $13.3 million has been spent as of June 30, 2007.

Additionally, we intend to retire, retrofit or replace 28 (including four chartered-in) single-hull tank vessels by December 2014, which at August 15, 2007 represented approximately 27% of our barrel-carrying capacity. The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years. We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels will range from $80.0 million to $82.0 million. This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise. We evaluate the most cost-effective means to replace this capacity on an ongoing basis. In addition, we will deduct an additional $2.0 million per year from the cash that we would otherwise distribute to our unitholders to contribute to the replacement of the operating capacity of our single hull vessels when they phase-out under OPA 90 in January 2015.

Liquidity Needs.   Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders, and drydocking expenditures while our long term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short term liquidity needs are cash flows from operations and borrowings under our credit agreement, while our long term sources of funds are cash from operations, long term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit agreement, described under “—Credit Agreement” below, will be sufficient to meet our liquidity needs for the next 12 months.

Credit Agreement.   In March 2005, we entered into a new five-year $80.0 million revolving credit agreement with a syndicate of banks led by KeyBank National Association. The credit agreement replaced our then-existing $47.0 million revolving credit agreement, which was repaid and terminated. On October 18, 2005, to partially finance the acquisition of Sea Coast, we amended our credit agreement to increase the available borrowings to $120.0 million, of which $77.0 million was drawn down to pay the cash portion of the purchase price. On November 29, 2005, to fund the redemption of its Title XI bonds (see “Title XI Borrowings” below), we further amended the credit agreement to increase the maximum borrowings to $155.0 million. On April 3, 2006, we used the net proceeds from the issuance of $80.0 million in new term loans to repay outstanding borrowings under the credit agreement, and further amended it to reduce the available borrowings, to release certain vessels from the collateral pool, and to reduce certain covenant requirements. During fiscal 2007, we further amended the credit agreement to add additional bank participants, increase the available borrowings, amend certain financial covenants and reduce interest rates.

On August 14, 2007, we amended and restated the credit agreement to provide for (1) an increase in availability to $175.0 million under a senior secured revolving credit facility, which we refer to as the revolving facility, with an extension of the term to seven years, to August 2014, (2) a $45.0 million 364-day senior secured revolving credit facility, which we refer to as the 364-day facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, we have the right to increase the revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million. The revolving facility and the 364-day facility are collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275.0 million and certain equipment and machinery related to such vessels. On August 14, 2007, we borrowed $67.0 million under the revolving facility and $45.0 million under the 364-day facility to fund a portion of the purchase price of Smith Maritime, Go Big and Sirius Maritime. As of August 14, 2007, we had approximately $166.4 million outstanding under the revolving facility and $45.0 million outstanding under the 364-day facility.

The following table summarizes the rates of interest and commitment fees for the revolving facility and 364-day facility under our credit agreement:

Ratio of Total Funded Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Less than 2.00 : 1.00	0.70%	0.00%	0.150%
Greater than or equal to 2.00 : 1.00 and less than 2.50 : 1.00	0.85%	0.00%	0.150%
Greater than or equal to 2.50 : 1.00 and less than 3.00 : 1.00	1.10%	0.00%	0.200%
Greater than or equal to 3.00 : 1.00 and less than 3.50 : 1.00	1.25%	0.00%	0.200%
Greater than or equal to 3.50 : 1.00	1.50%	0.25%	0.300%

Interest on a base rate loan is payable monthly over the five-year term of the agreement, outstanding principal amounts under the 364-day facility are due on August 12, 2008. Interest on a LIBOR-based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the credit agreement.

Loan proceeds under the credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. Amounts borrowed and repaid may be re-borrowed. Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

The credit agreement contains covenants that include, among others:

•       the maintenance of the following financial ratios (all as defined in the agreement):

•        EBITDA to fixed charges of at least 1.85 to 1.00,

•        maximum first lien funded debt to EBITDA of no greater than 4.25 to 1.00 until the “Adjustment Date,” defined as the earlier of (i) December 31, 2007 or (ii) payment of the 364-Day Facility and the Bridge Facility using other than second-priority lien or subordinated debt. After the Adjustment Date, the ratio steps down to 4.00 to 1.00; and

•        total funded debt to EBITDA of no greater than 4.75 to 1.00 until the Adjustment Date, and  thereafter stepping down to 4.00 to 1.00;

•       restrictions on creating liens on or disposing of the vessels collateralizing the credit agreement, subject to permitted exceptions;

•       restrictions on merging and selling assets outside the ordinary course of business;

•       prohibitions on making distributions to limited or general partners of ours during the continuance of an event of default; and

•       restrictions on transactions with affiliates and materially changing our business.

The credit agreement contains customary events of default. If a default occurs and is continuing, we must repay all amounts outstanding under the agreement.

Other Term Loans

On August 14, 2007, we entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association. The bridge loan facility bears interest at a rate per annum equal to, at our option, (a) the greater of the prime rate and the federal funds rate plus 0.25% or (b) the 30-day LIBOR plus a margin of 1.50%. Interest is due on a monthly basis. The bridge loan facility matures on November 12, 2007. The bridge loan facility is not collateralized until October 13, 2007, and thereafter will be collateralized by a second perfected security interest in the vessels collateralizing the revolving facility and the 364-day facility. During an event of default, the bridge loan facility will bear interest at an annual rate of LIBOR plus 7.5%. On August 14, 2007, we borrowed $60.0 million under the bridge loan facility in connection with the Smith Maritime, Go Big and Sirius Maritime acquisition. The bridge loan facility contains the same covenants as are contained in the credit agreement as well as customary events of default. If a default occurs and is continuing, including failure by us to make payment in full by November 12, 2007, the lenders under the bridge loan facility may require us to repay all amounts outstanding under the bridge loan facility.

Also on August 14, 2007 in connection with the Smith Maritime, Go Big and Sirius Maritime acquisition, we assumed two term loans totaling $23.6 million. The first, in the amount of $19.5 million, bears interest at the same LIBOR-based variable rate as the credit agreement (see table under “Credit

Agreement” above) and is repayable in equal monthly installments of $147, plus interest, until August 2018. The second, in the amount of $4.0 million, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59 to $81, plus interest, until May 2012. The loans are collateralized by three tank barges. We also agreed with the related lending institution to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, over the same terms as the loans.

On April 3, 2006, we entered into an agreement with a lending institution to borrow $80.0 million, for which we pledged six tugboats and six tank barges as collateral. We used the proceeds of these loans to repay indebtedness under our credit agreement. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $75.9 million as of June 30, 2007. Also on April 3, 2006, we entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80.0 million of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans. This swap will result in a fixed interest rate on the Notes of 6.6275% for their seven-year term. This swap contract has been designated as a cash flow hedge. Therefore, the unrealized gains and losses during fiscal 2007 and 2006 resulting from the change in fair value of the swap contract have been reflected in other comprehensive income. The fair value of the swap contract of $446 and $1,136 as of June 30, 2007 and 2006, respectively, is included in other assets in the consolidated balance sheet.

On December 19, 2005, one of our subsidiaries entered into a seven year Canadian dollar term loan to refinance purchase of an integrated tug-barge unit. The proceeds of $13.0 million were used to repay borrowings under the amended revolving credit agreement which had been used to finance purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 84 monthly installments of CDN 136,328 with the remaining principal amount payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total $13.4 million as of June 30, 2007.

In May 2006, we entered into an agreement to borrow up to $23.0 million to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The third and final vessel was delivered, and the note termed-out, during the fourth quarter of fiscal 2007. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable, plus accrued interest, over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan total $20,321 at June 30, 2007.

In March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $65,500 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $9.9 million at June 30, 2007.

In March 2005 we entered into a three-year term loan in the amount of $11,700. The loan bears interest at a fixed rate of 6.25% annually, and is repayable in monthly principal installments of $70 with the remaining principal amount payable at maturity. The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan. Borrowings outstanding on this loan total $9,821 at June 30, 2007, but it is classified as a long-term liability because we intend to refinance it with our credit agreement.

In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107,143 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $16.6 million at June 30, 2007.

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

Restrictive Covenants.   The agreements governing our credit facility and term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization and loss on reduction of debt, as defined).

Issuances of Common Units.   On October 14, 2005, we sold 950,000 common units in a public offering under our shelf registration statement. The net proceeds of $33.1 million from the offering, after payment of underwriting discounts and commissions but before payment of expenses, were used to repay borrowings under our credit agreement. On October 18, 2005, we issued 125,000 units to the seller in connection with our acquisition of Sea Coast. On June 1, 2005, we issued and sold 500,000 common units in a private placement for proceeds of $16.0 million, before expenses associated with the offering. A shelf registration statement with respect to the Sea Coast issuance and the June 2005 private placement was declared effective by the Securities and Exchange Commission in February 2006. On August 14, 2007, we issued 250,000 common units to certain sellers in connection with our acquisition of Smith Maritime, Go Big and Sirius Maritime.

Contractual Obligations and Contingencies.   Our contractual obligations at June 30, 2007 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt and capital lease obligations	$244,287	$18,466	$18,170	$114,325	$93,326
Interest on long-term debt and capital lease obligations(2)	29,729	6,379	10,747	9,186	3,417
Operating lease obligations	7,614	3,093	2,836	717	968
Purchase obligations(1)	84,825	35,304	38,521	11,000	—
	$366,455	$63,242	$70,274	$135,228	$97,711

(1)          Capital expenditures relating to shipyard payments for the construction of three new 28,000-barrel double-hull tank barges, three new 80,000-barrel double-hull tank barges and four new 50,000-barrel double-hull tank barges.

(2)          Interest is only on fixed rate debt. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—for discussion of interest on variable rate debt.

Certain executive officers of K-Sea General Partner GP LLC have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. Each of these employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30 days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for an aggregate base annual salary of $930,000. In addition, each employee is eligible to receive an annual bonus award based upon consideration of our partnership performance and individual performance. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation.

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

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive. In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. Our capital call, payable during calendar year 2007, will be approximately $1.1 million, of which $0.7 million was paid in February 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2007 consolidated balance sheet.

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. An industry group in which we and EW Transportation Corp. participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT. Effective January 1, 2007, we and the other marine transportation companies began rebilling this tax to customers. For applicable periods prior to 2007, we accrued an estimated liability using the agreed methodology. In accordance with the agreements entered into in connection with our initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the initial public offering) is a retained liability of the predecessor.

As discussed in note 4 to our financial statements, one of our tank barges struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. In January 2006, submerged oil recovery operations were suspended and a monitoring program, which sought to determine if any recoverable oil could be found on the ocean floor, was begun. In February 2007, the Coast Guard agreed to end the cleanup and response phase, including our obligation to conduct any further monitoring of the area around the spill site. Our insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65 million less $60,000 in total deductibles, and are pursuing their own financial recovery efforts. Our incident response effort is complete. We are not aware of any further recovery, cleanup or other costs. However, if any such costs are incurred, they are expected to be paid by the insurers.

EW Transportation LLC, an affiliate, and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties, including former employees, alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering. EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000 and are seeking to settle the other case. We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

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

Seasonality

We operate our tank vessels in markets that exhibit seasonal variations in demand and, as a result, in charter rates. For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season. In certain regions, movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States. Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions. The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and cash flows. Our West Coast operations provide seasonal diversification primarily as a result of service to our Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions. Considering the above, we believe seasonal demand for our services is lowest during our third fiscal quarter.  We do not see any significant seasonality in the Hawaiian market.

CRITICAL ACCOUNTING POLICIES

The accounting treatment of a particular transaction is governed by generally accepted accounting principles, or GAAP, and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that, of our significant accounting policies discussed in note 2 to our audited consolidated financial statements, the following may involve a higher degree of judgment.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for our fiscal year beginning July 1, 2007, and we are currently analyzing its impact, if any.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 does not require prior period restatement as a result of adopting the new guidance if management properly applied its previous approach to assessing unrecorded misstatements and all relevant qualitative factors were considered. The cumulative effect of the initial application of SAB 108, if any, would be reported in the carrying amounts of assets and liabilities at the beginning of the year, with an offsetting adjustment to the beginning balance of retained earnings. The nature and amount of each of the individual misstatements corrected would be required to be disclosed. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the fiscal year ended June 30, 2007, and such adoption did not have a significant impact on our financial position, results of operations or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. After considering the interest rate swap agreement discussed below, as of June 30, 2007 approximately $100.4 million of our long- term debt bears interest at fixed interest rates ranging from 6.25% to 6.63%. Borrowings under our credit agreement and certain other term loans, totaling $143.9 million at June 30, 2007, bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate. Based on our total outstanding floating rate debt as of June 30, 2007, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.4 million annually.

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

As of June 30, 2007, we had one outstanding interest rate swap agreement which expires on May 1, 2013 concurrently with the hedged term loans. As of such date, the notional amount of the swap was $75.9 million, we are paying a fixed rate of 6.63%, and we are receiving a variable interest rate of 6.72%. The fair value of the swap contract was $0.4 million as of June 30, 2007.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements set forth on pages F-1 to F-26 of this report are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

See page F-2 of this report for Management’s Report on Internal Control Over Financial Reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September 7, 2007. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	61	Chairman of the Board
Timothy J. Casey	46	President, Chief Executive Officer and Director
Anthony S. Abbate	67	Director
Barry J. Alperin	67	Director
Brian P. Friedman	51	Director
Frank Salerno	48	Director
John J. Nicola	53	Chief Financial Officer
Thomas M. Sullivan	48	Vice President, Operations
Richard P. Falcinelli	46	Vice President, Administration and Secretary
Gregory J. Haslinsky	44	Vice President, Sales and Marketing
Charles Kauffman	56	Vice President, Corporate Development

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

Anthony S. Abbate has served as a Director since February 2004. Mr. Abbate was President, Chief Executive Officer and a director of Interchange Financial Services Corporation, a bank holding company, since 1984 until his retirement in 2007 and President, Chief Executive Officer and a director of its principal subsidiary, Interchange Bank, from 1981 until his retirement in 2007. In April 2007, Mr. Abbate joined the Board of Directors of Sussex Bancorp, a bank holding company.

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

Brian P. Friedman has served as a director since July 2003. Since 1997, Mr. Friedman has been President of Jefferies Capital Partners, a private investment firm. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc., a global securities and investment banking firm. Mr. Friedman serves as a director of Jefferies Group, Inc. As a result of his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of private portfolio companies.

Frank Salerno has served as a Director since February 2004. Mr. Salerno has served as a director for WisdomTree Investments, Inc. (formerly known as Index Development Partners) since July 2005 and as a director for Crystal International Travel Group since April 2006. From mid-1999 until his retirement in February 2004, Mr. Salerno was Managing Director and Chief Operating Officer of Merrill Lynch Investment Advisors—Americas Institutional Division, an investment advisory company.

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

Gregory J. Haslinsky has served as our Vice President, Sales and Marketing since October 2005 and has been employed by K-Sea Transportation since December 1999 in various sales capacities. Mr. Haslinsky was employed from November 1988 to November 1999 by Maritrans, a marine transportation company, holding various sales and marketing positions within the organization.

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

Meetings and Committees of the Board of Directors

Meetings

K-Sea General Partner GP LLC’s board of directors held six meetings during fiscal 2007. During fiscal 2007, each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors of K-Sea General Partner GP LLC and (2) the total number of meetings held by all committees of such board on which he served.

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

Director Independence

For information on director independence, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Policies and Procedures for Approval of Related Person Transactions

The Board of Directors of K-Sea General Partner GP LLC has adopted a policy pursuant to which related party transactions are reviewed, approved or ratified. The policy applies to any transaction in which (1) we are a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000, but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S-K. The Conflicts Committee is responsible for reviewing, approving and ratifying any related person transaction.

Code of Business Conduct and Ethics

The board of directors of K-Sea General Partner GP LLC has adopted a code of business conduct and ethics for all employees, officers and directors. If any amendments are made to the code or if K-Sea General Partner GP LLC grants any waiver, including any implicit waiver, from a provision of the code that the SEC or the New York Stock Exchange (“NYSE”) requires us to disclose, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Corporate Governance Guidelines

The board of directors of K-Sea General Partner GP LLC has adopted corporate governance guidelines in accordance with the rules of the New York Stock Exchange.

Availability of Corporate Governance Documents

Copies of the board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.k-sea.com and in print, free of charge, upon written request to the Secretary, K-Sea General Partner GP LLC, One Tower Center Blvd., 17th Floor, East Brunswick, New Jersey 08816.

Annual Certification

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. For fiscal 2006, we submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. For fiscal 2007, we expect to submit this certification to the NYSE within 30 days after filing this report.

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

Payments to our General Partner

K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. These costs totaled approximately $0 and $7,290 during fiscal 2007 and fiscal 2006, respectively. We also directly pay the fees of the independent directors of K-Sea General Partner GP LLC and reimburse meeting-related expenses of all directors of K-Sea General Partner GP LLC.

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

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended June 30, 2007, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of

1934, except that a Form 3 for EW Transportation LLC and a Form 4 for each of Mr. Friedman , Mr. Sullivan and Park Avenue Transportation Inc. was filed late.

ITEM 11.         EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to provide investors with an understanding of our compensation policies and decisions regarding our named executive officers for fiscal 2007. Our named executive officers are our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for fiscal 2007.

Executive Compensation Philosophy

In establishing executive compensation, we believe that:

•       base salaries should reflect the basic duties and responsibilities of the executive and be reasonably competitive with comparator group companies;

•       annual cash bonuses should reflect our annual results, performance against budget, progress toward our short and long-term strategic and operating goals, and individual performance and contribution; and

•       equity awards encourage significant executive equity ownership to further align executive interests to our unitholders.

Purpose of Our Executive Compensation Program

Our primary business objective is to increase our distributable cash flow (“DCF”) per unit, which serves as a basis for our distribution payments to unitholders, by executing the following business strategies:

•       expanding our fleet through newbuildings and accretive and strategic acquisitions;

•       maximizing fleet utilization and improving productivity;

•       maintaining safe, low-cost and efficient operations;

•       balancing our fleet deployment between longer-term contracts and shorter-term business to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions; and

•       attracting and maintaining customers by adhering to high standards of performance, reliability and safety.

For additional information regarding our business strategies, please see “Items 1 and 2. Business and Properties—Our Partnership.”

The purpose of our executive compensation program is to assist us in achieving our business objectives by developing and retaining talented senior executives with a competitive compensation package, and to motivate them to achieve our strategic goals and increase our DCF and unitholder value. DCF is a non-GAAP financial measure which is among the measures used to evaluate our operating performance and our ability to make cash distributions.

Role of the Compensation Committee

Responsibilities and Authority

The Compensation Committee of K-Sea General Partner GP LLC has overall responsibility for determining the compensation of our named executive officers. The specific duties and responsibilities of the Compensation Committee are described above under “Item 10. Directors, Executive Officers and Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee” and in the charter of the Compensation Committee, which is available on the “Investor Relations—Governance” section of our website at www.k-sea.com.

For fiscal 2007, the compensation payable to all of our named executive officers was reviewed and approved by the Compensation Committee. The Compensation Committee seeks input from Timothy J. Casey, our President and Chief Executive Officer, regarding the amount of compensation payable to, and the individual performance of, our named executive officers (other than Mr. Casey).

Independent Compensation Consultant

During fiscal 2007, the Compensation Committee retained Pearl Meyer and Partners (“PMP”) as an independent consultant on executive compensation matters. The Compensation Committee met with PMP multiple times over several months to review and refine the partnership’s compensation methodology. The Compensation Committee considered advice and information from PMP in determining the amount and form of compensation for named executive officers and other employees. This work included establishing a comparator group of companies, providing relevant market data and alternatives to consider for named executive officer compensation, and meeting with the Compensation Committee and Mr. Casey to discuss executive compensation matters. The Partnership has not engaged PMP for any other purpose.

Timing of Decisions

The Compensation Committee meets after the end of each fiscal year to review base salaries for the then-current year, to consider incentive compensation (consisting of cash bonuses and equity-based awards) and to review and, as appropriate, make changes to our executive compensation program. The Compensation Committee also meets at other times during the year and acts by written consent when necessary and appropriate. During fiscal 2007, the Compensation Committee met five times. The Chairman of the Compensation Committee also met with members of our management team and representatives of PMP on several occasions to discuss our executive compensation policies and programs.

We do not time the release of material non-public information for the purpose of affecting the values of executive compensation. At the time of making equity-based compensation decisions, the Compensation Committee may be aware of material non-public information and takes such information into account, but it does not adjust the size of grants to reflect possible market reaction. Prior to August 2007, the Compensation Committee made grants of equity-based compensation on a periodic basis to reflect specific achievements. In August 2007, the Compensation Committee decided to consider grants of equity-based compensation on an annual basis. In the future, the Compensation Committee expects to consider grants of equity-based compensation shortly after the end of the fiscal year, although specific grants may be made at other times to recognize the promotion of an employee, a change in responsibility or a specific achievement.

Elements of Compensation

Our executive compensation program includes three main elements: a base salary, an annual cash bonus and an annual equity-based incentive award. These individual components are designed to:

•       through a market-competitive base salary that is consistent with the executive’s position and level of responsibility, provide a minimum level of compensation to each individual;

•       through an annual cash bonus, reward individuals who contribute to the financial and operational success of our partnership during the current fiscal year; and

•       through equity-based incentive awards, reward individuals who contribute to the financial and operational success of our partnership during the current fiscal year and, at the same time, further align the executives’ interests with the long-term interests of our unitholders.

We view the various components of compensation as related, but distinct, and emphasize “pay for performance.”  A significant portion of total executive compensation reflects a risk aspect, and is tied to our financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular through participation in the growth of our quarterly distributions, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. The Compensation Committee has not yet adopted any policies for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. The Compensation Committee is currently evaluating the partnership’s executive compensation program and may adopt such policies in the future.

As described in more detail below, these elements are designed to reward partnership and individual performance.

•       Partnership Performance:   Partnership performance is measured by various metrics, such as EBITDA (earnings before interest, taxes and depreciation), DCF on an aggregate and per unit basis, vessel utilization and average daily rates, other vessel operating measures, and financing and compliance objectives. The Compensation Committee also considers other achievements during the year when evaluating our performance.

•       Individual Performance:   Individual performance is evaluated based on individual expertise, leadership, ethics and personal performance against goals and objectives.

Employment Agreements

Timothy J. Casey, John J. Nicola, Thomas M. Sullivan and Richard P. Falcinelli have entered into employment agreements with K-Sea Transportation Inc., one of our indirect wholly owned subsidiaries. The employment agreements contemplate that each employee will serve as an officer of the general partner of our general partner and other affiliates. Each of the employment agreements had an initial term of one year. The term of each employment agreement is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement.

Each employment agreement established an annual base salary for the named executive officer, which has been subsequently increased by the Compensation Committee. Under the employment agreement, each employee is eligible to receive an annual incentive bonus based upon the financial performance of us and our subsidiaries. The board of directors of K-Sea GP will determine the amount of any incentive bonus award and may issue additional awards to each employee in the amounts and at the times it so determines.

Further, Messrs. Casey, Nicola, Sullivan and Falcinelli are furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies and upon submission of satisfactory evidence of such costs.

Each employment agreement also provides for certain payments upon termination of employment. For more information, please read below “Executive Compensation Tables—Potential Payments upon Termination or Change in Control.”  The Compensation Committee is currently in the process of evaluating potential revisions to the employment agreements based on a review of current market practice and after receiving input from PMP.

Comparator Group

The Compensation Committee evaluates the executive compensation programs and practices for our executive officers against a comparator group in order to achieve a competitive level of compensation. The comparator group was selected based on, among other things, industry, EBITDA, equity market capitalization and enterprise value. For fiscal 2007, the comparator group consists of the following 12 transportation companies and six master limited partnerships:

Transportation Companies

•       Celadon Group, Inc.

•       Covenant Transportation Group, Inc.

•       International Shipholding Corporation

•       Maritrans, Inc.

•       Marten Transport, Ltd.

•       P.A.M. Transportation Services, Inc.

•       Patriot Transportation Holding, Inc.

•       Saia, Inc.

•       U.S. Shipping Partners L.P.

•       U.S. Xpress Enterprises, Inc.

•       Universal Truckload Services, Inc.

•       USA Truck, Inc.

Master Limited Partnerships

•       Atlas Pipeline Partners, L.P.

•       Global Partners L.P.

•       Hiland Partners, L.P.

•       Holly Energy Partners, L.P.

•       Martin Midstream Partners, L.P.

•       Exterran Partners, L.P.

The Compensation Committee compares the companies’ executive compensation programs as a whole, and also compares the pay of individual executives if the jobs are sufficiently similar to make a comparison meaningful. Moreover, when comparing a named executive officer’s compensation with others in the comparator group, the Compensation Committee seeks comparisons based on our executive’s duties and responsibilities and not merely based on the executive’s title. For example, we do not have a chief operating officer and the traditional duties performed by a person with that title are allocated among several different people at our partnership.

The Compensation Committee uses the comparator group data to ensure that executive officer compensation as a whole is appropriately competitive, given our performance. The Compensation Committee, however, does not target a specific percentile of comparator group compensation in determining the level of our executive officer compensation. The composition of the comparator group is subject to change from time to time based on a review by the Compensation Committee to reflect, among other things, best practices in executive compensation, changes in our business including the size and complexity thereof, and changes in the competitive marketplace resulting from mergers and acquisitions or other activity.

Partnership Performance

The Compensation Committee evaluates our financial condition and results of operations, our performance in light of industry fundamentals and how effectively management adapts to changing industry conditions and opportunities during the year in preparing our partnership to capitalize on opportunities in the future. In addition, the Compensation Committee considered the following accomplishments, among others, in measuring partnership performance during fiscal 2007:

•       fiscal 2007 DCF was a record and meaningfully above the prior year’s DCF;

•       increases in per unit distributions to unitholders for each quarter of fiscal 2007;

•       the execution of definitive agreements for the acquisition of Smith Maritime, Ltd., Go Big Chartering, LLC and Sirius Maritime LLC;

•       the partnership’s progress toward replacing its single-hull vessels, including recent newbuilding orders;

•       the acquisition of several tug boats to improve the efficiency of the partnership’s tank barge fleet;

•       improvements in average daily rates for the partnership’s coastwise and local tank barge fleets;

•       consistency in the partnership’s net utilization of its tank barges; and

•       improvements in safety results.

Base Salary

In evaluating the base salaries of our named executive officers, the Compensation Committee considered the historical and expected future performance of each such executive and competitive market data provided by PMP. In general, the Compensation Committee targets base salaries that are competitive with similar positions in the comparator group. Based on a review of base salaries for the comparator group and after considering the partnership’s performance and the individual performance of each executive, the Compensation Committee increased the base salaries of our named executive officers as follows:

Name	Fiscal 2008 Base Salary(1)	Increase Over Fiscal 2007
Timothy J. Casey	$300,000	$50,000
John J. Nicola	$210,000	$10,000
Thomas Sullivan	$210,000	$10,000
Richard P. Falcinelli	$210,000	$10,000
Charles Kauffman	$210,000	$8,311

(1)          Effective July 1, 2007.

Annual Cash Bonus

The amount of the annual cash bonus is determined by the Compensation Committee on an annual basis after considering partnership and individual performance. For fiscal 2007, the Compensation Committee had targeted an annual cash bonus of 80% of base salary for Mr. Casey and 40% of base salary for other named executive officers. The partnership performed significantly above the Compensation Committee’s expectations in fiscal 2007. Based on that performance and after considering the individual performance of each named executive officer, the Compensation Committee decided to award cash bonuses in excess of the targeted amounts. The following table sets forth the amount of each named executive officer’s annual cash bonus for fiscal 2007 and the percentage of such bonus in relation to the named executive officer’s salary for fiscal 2007:

Name	Total Annual Cash Bonus for Fiscal 2007	Percentage of Fiscal 2007 Salary
Timothy J. Casey	$300,750	120%
John J. Nicola	$90,225	45%
Thomas Sullivan	$90,225	45%
Richard P. Falcinelli	$90,225	45%
Charles Kauffman	$90,225	45%

Equity-Based Incentive Awards

In respect of fiscal 2007, the Compensation Committee made phantom unit grants in amounts intended to result in approximately 50% of the executive’s total annual incentive compensation being equity based. A “phantom” unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the Compensation Committee, cash equivalent to the fair market value of a common unit. Holders of phantom units also have the right to receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding. The Compensation Committee believes that making a portion of an executive’s compensation contingent on long-term unit price performance more closely aligns the executive’s interests with those of our unitholders. Like cash bonuses, phantom unit awards reflect progress toward our corporate goals and individual performance.

The following table sets forth awards of phantom units on August 7, 2007, with respect to each named executive officer’s performance in fiscal 2007:

Name	Phantom Units	Grant Date Fair Value
Timothy J. Casey	7,000	$299,250
John J. Nicola	2,100	$89,775
Thomas Sullivan	2,100	$89,775
Richard P. Falcinelli	2,100	$89,775
Charles Kauffman	2,100	$89,775

(1)          Determined by multiplying the number of phantom units granted to a named executive officer by $42.75, the closing price of our common units on the NYSE on August 7, 2007, which was the date of grant.

The awards of phantom units for fiscal 2007 vest in five equal annual installments beginning on October 1, 2008, subject to earlier vesting or forfeiture as provided in the applicable award agreement.

Perquisites and Other Benefits

Messrs. Casey, Nicola, Sullivan and Falcinelli are furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies and upon submission of satisfactory evidence of such costs. Mr. Kauffman receives an automobile allowance.

We seek to provide benefit plans, such as medical, life and disability insurance, in line with market conditions. Executive officers are eligible for the same benefit plans provided to other exempt employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage. We do not have any special insurance plans for executive officers.

Other Compensation Related Matters

Equity Ownership

Although we encourage our executive officers to retain ownership in our partnership, we do not have a policy requiring maintenance of a specified equity ownership level. In the aggregate, as of June 30, 2007, our named executive officers beneficially owned an aggregate of 29,300 common units and 46,000 phantom units. Additionally, certain of our named executive officers receive approximately 9.4% of the cash distributions received by our general partner and its affiliates through their ownership interest in these entities. These arrangements further tie the interests of these executive officers to the interests of unitholders.

Our policies prohibit our executive officers from using puts, calls or options to hedge the economic risk of their ownership.

Recovery of Prior Awards

We do not have a policy with respect to adjustment or recovery of awards or payments if relevant performance measures upon which previous awards were based are restated or otherwise adjusted in a manner that would reduce the size of such award or payment.

Impact of Tax and Accounting Treatment

Accounting Treatment

Effective July 1, 2005, we adopted SFAS 123R, which requires that companies recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

Tax Treatment

Section 162(m) of the Code generally disallows a tax deduction to publicly traded corporations for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four other most highly compensated officers. Because we are organized as a limited partnership, we are not subject to the provisions of Section 162(m) of the Code.

Section 409A of the Code imposes new constraints on nonqualified deferred compensation, and some awards under our long-term incentive plan and severance benefits under employment agreements with our officers may be subject to these new rules. Failure to comply with Section 409A may result in the early taxation of deferred compensation and the imposition of a 20% penalty. Employers generally will have until December 31, 2007 to amend plans and arrangements to comply with Section 409A. We intend to design our compensation arrangements to be either exempt from Section 409A or to comply with Section 409A, and we may be required to amend certain arrangements before December 31, 2007 to achieve this result.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the compensation discussion and analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, the Compensation Committee recommended to the board of directors that this compensation discussion and analysis be included in this Form 10-K.

Compensation Committee:
James J. Dowling (Chairman)
Barry J. Alperin
Brian P. Friedman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our general partner’s board of directors or compensation committee.

There are no matters relating to interlocks or insider participation that we are required to report.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(2)(3)	Total($)
Timothy J. Casey	2007	$250,000	$300,750	$202,117	$—	$—	$—	$21,616	$774,483
President and Chief Executive Officer
John J. Nicola	2007	$200,000	$90,225	$67,372	$—	$—	$—	$18,194	$375,791
Chief Financial Officer
Thomas M. Sullivan	2007	$200,000	$90,225	$67,372	$—	$—	$—	$18,911	$376,508
Vice President, Operations
Richard P. Falcinelli	2007	$200,000	$90,225	$67,372	$—	$—	$—	$20,741	$378,338
Vice President, Administration and Secretary
Charles Kauffman	2007	$201,689	$90,225	$34,100	$—	$—	$—	$10,942	$336,956
Vice President, Corporate Development

(1)                This amount reflects the compensation cost recognized by us during fiscal 2007 under SFAS 123R for grants made in fiscal 2007 and prior years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our recognized compensation expense for these awards under SFAS 123R, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)                Represents contributions to our 401(k) Savings Plan during fiscal 2007 and the value of personal use of an automobile.

Grants of Plan-Based Awards Table

We did not make any grants of plan-based awards during fiscal 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards made to each named executive officer as of June 30, 2007.

	Stock Awards(1)
Name	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
T. Casey	21,000	$990,150	—	—
J. Nicola	7,000	$330,050	—	—
T. Sullivan	7,000	$330,050	—	—
R. Falcinelli	7,000	$330,050	—	—
C. Kauffman	4,000	$188,600	—	—

(1)          Represents phantom unit awards that vest in five annual installments. All phantom unit awards are subject to accelerated vesting on a change in control or the termination of the employee’s employment due to death, disability or retirement and to such other terms as are set forth in the award agreement. Holders of phantom units have the right to  receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding.

(2)          Calculated using the closing price of our common units on the NYSE on June 29, 2007 of $47.15.

Option Exercises and Stock Vested Table

The following table sets forth the number of shares acquired upon the vesting of phantom unit awards, and the value realized upon exercise or vesting of such awards, for each of our named executive officers in fiscal 2007.

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
T. Casey	6,000	$204,060
J. Nicola	2,000	$68,020
T. Sullivan	2,000	$68,020
R. Falcinelli	2,000	$68,020
C. Kauffman	1,000	$34,010

(1)          Represents the number of common units multiplied by the closing price of our common units on the NYSE on the vesting date.

Pension Benefits

We do not maintain any plans that provide for payments or other benefits at, following or in connection with retirement, other than a 401(k) plan that is available to all U.S. employees.

Non-Qualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified under the Internal Revenue Code.

Potential Payments upon Termination or Change-in-Control

Timothy J. Casey, John J. Nicola, Thomas M. Sullivan and Richard P. Falcinelli have entered into employment agreements with K-Sea Transportation Inc., one of our indirect wholly owned subsidiaries. The employment agreements do not provide for any payments in the event of a change in control. If the employee’s employment is terminated without cause  or if the employee resigns for good reason, the employee is entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation. In addition, we will make COBRA payments on behalf of the employee for a period of one year. If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits. If the employee is terminated due to death, the employee’s designated beneficiary or, if none, his estate, is entitled to receive an amount equal to one-half of the employee’s annual base salary at the time of death. If the employee is terminated due to disability, the employee is entitled to receive an amount equal to one-half of the employee’s annual base salary at the time of disability and, if the employee so elects, COBRA payments for one year following termination.

Under the employment agreements, “cause” and “good reason” are defined as follows:

•       Cause:   the employee (1) after repeated notices and warnings, fails to perform his reasonably assigned duties as reasonably determined by us, (2) materially breaches certain provisions of the employment agreement, or (3) commits or engages in a felony or any intentional dishonest, unethical or fraudulent act which materially damages our reputation.

•       Good reason:   the resignation of the employee after the relocation of our principal office outside of a 75-mile radius of our current location unless the new location is mutually agreed upon by us and the employee.

If a change in control were to have occurred as of June 30, 2007, all phantom units awarded to named executive officers awards under our long-term incentive plan would have immediately vested. In addition, all such awards would immediately vest upon the death, disability or retirement (after reaching age 65) of the named executive. If the named executive officer is terminated other than in connection with a change in control or the executive’s death, disability or retirement (after reaching age 65), any unvested phantom units awarded to such executive would be forfeited.

The following tables set forth potential amounts payable to our named executive officers upon termination of employment under various circumstances, as if terminated on June 30, 2007.

	Change in Control
	Casey	Nicola	Sullivan	Falcinelli	Kauffman
Accelerated vesting of phantom units(1)	$990,150	$330,050	$330,050	$330,050	$188,600

(1)          Determined by multiplying the number of unvested phantom units as of June 30, 2007 by $47.15, which was the closing price of our common units on the NYSE on June 29, 2007.

	Termination Without Cause or Resignation for Good Reason(1)
	Casey	Nicola	Sullivan	Falcinelli	Kauffman
Severance payment	$328,125	$262,500	$262,500	$262,500	—
COBRA payments	13,886	4,980	13,886	13,886	—
Total	$342,011	$267,480	$276,386	$276,386	—

(1)          If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits.

	Termination in the Event of Death
	Casey	Nicola	Sullivan	Falcinelli	Kauffman
Severance payment	$125,000	$100,000	$100,000	$100,000	$—
COBRA payments	13,886	4,980	13,886	13,886	—
Accelerated vesting of phantom units	990,150	330,050	330,050	330,050	188,600
Total	$1,129,036	$435,030	$443,936	$443,936	$188,600

	Termination in the Event of Disability
	Casey	Nicola	Sullivan	Falcinelli	Kauffman
Severance payment	$125,000	$100,000	$100,000	$100,000	$—
COBRA payments	13,886	4,980	13,886	13,886	—
Accelerated vesting of phantom units	990,150	330,050	330,050	330,050	188,600
Total	$1,129,036	$435,030	$443,936	$443,936	$188,600

Director Compensation

K-Sea GP pays no additional remuneration to its employees for serving as directors. Also, neither Mr. Dowling nor Mr. Friedman receives any remuneration for serving as a director; however, they are reimbursed for expenses attendant to board membership.

The following table sets forth a summary of the compensation paid to non-employee directors in fiscal 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(2)(3)
Brian P. Friedman	$—	$—	$—	$—	$—	$—	$—
James J. Dowling	—	$93,750	—	—	—	—	$93,750
Anthony S. Abbate	$13,000	$29,802	—	—	—	—	$42,802
Barry J. Alperin	$23,000	$29,802	—	—	—	—	$52,802
Frank Salerno	$13,000	$29,802	—	—	—	—	$42,802

(1)             Represents the number of previously issued phantom units that vested during 2007 multiplied by the closing price of our common units on the date of grant.

(2)             Each of Messrs. Abbate, Alperin and Salerno received an annual retainer of $5,000 during fiscal 2007 in consideration of their services as director of our K-Sea GP. In addition, for each board meeting that Messrs. Abbate, Alperin and Salerno attend they receive a fee of $1,000. Furthermore, Messrs. Abbate, Alperin and Salerno, receive $1,000 for each committee meeting they attend (or $500 in the case of an audit committee meeting that falls on the same day as a board meeting). Mr. Alperin receives an additional $1,000 for each audit committee meeting for his services as chairman of the audit committee. On August 7, 2007, the Compensation Committee increased the annual retainer for independent directors to $10,000 and granted each independent director 5,000 phantom units, which vest in five equal annual installments beginning on October 1, 2008. Holders of phantom units also have the right to receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding.

(3)             We also reimburse directors for out-of-pocket expenses attendant to Board membership.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS.

A diagram depicting our current organizational structure is presented below.

Organizational Structure of K-Sea Transportation Partners L.P.

Individual investors and funds managed by Jefferies Capital Partners
100% Ownership Interest
KSP Investors A/B/C and Management
Public Unitholders
6,027,800
Common Units
57.98% Limited Partner Interest
100% Ownership Interest
100% Ownership Interest
EW Transportation LLC and Subsidiaries
1,041,250 Common Units
3,123,750 Subordinated Units
K-Sea General Partner GP LLC
0.01% General Partner Interest
99.99% Limited Partner Interest
40.07% Limited Partner Interest
K-Sea General Partner L.P.
(the General Partner)
202,447 general partner units
Incentive Distribution Rights
1.95% General Partner Interest
K-Sea Transportation Partners L.P.
(the Partnership)
100% Ownership Interest
99.99% Limited Partner Interest
K-Sea OLP GP, LLC
0.01% General Partner Interest
K-Sea Operating Partnership L.P.
(the Operating Partnership)
100% Ownership Interest
Operating Subsidiaries

K-Sea Transportation Partners L.P.

The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. as of September 7, 2007 by beneficial owners of 5% or more of such units by each director and named executive officer of K-Sea General Partner GP LLC and by all directors and named executive officers as a group.

Name of Beneficial Owners (1)	Common Units(2)	Percentage of Common Units	Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units
Beneficial Owners of 5% or More
EW Transportation LLC(3)	1,041,250	14.7%	3,123,750	100.0%	40.9%
EW Holding Corp.(4)	—	—	1,181,818	37.8%	11.6%
EW Transportation Corp.	—	—	454,545	14.6%	4.5%
Tortoise Energy Infrastructure Corporation(5)	571,300	8.1%	—	—	5.6%
Tortoise Capital Advisors, L.L.C.(5)	995,139	14.1%	—	—	9.8%
Directors and Executive Officers
James J. Dowling	12,000	*	—	—	*
Timothy J. Casey	16,000	*	—	—	*
Anthony S. Abbate	4,750	*	—	—	*
Barry J. Alperin	5,750	*	—	—	*
Brian P. Friedman(6)	1,052,050	14.9%	3,123,750	100.0%	41.0%
Frank Salerno	4,050	*	—	—	*
John J. Nicola	12,500	*	—	—	*
Thomas M. Sullivan	5,600	*	—	—	*
Richard P. Falcinelli	6,200	*	—	—	*
Charles Kauffman	2,000	*	—	—	*
All directors and executive officers as a group (11 persons)	1,124,675	15.9%	3,123,750	100.0%	41.7%

*                    Less than 1%.

(1)          Unless otherwise noted, each beneficial owner has sole voting and dispositive power with respect to the common and subordinated units set forth opposite such holder’s name.

(2)          Holders of restricted units do not have voting or investment power with respect to such units prior to vesting. Restricted units that are exercisable within 60 days of the date of this report are deemed outstanding for purposes of determining the beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following common units that may be issued upon the vesting of restricted units are included in the table: Mr. Dowling—3,000; Mr. Casey—6,000; Mr. Nicola—2,000; Mr. Sullivan—2,000; Mr. Falcinelli—2,000; and Mr. Kauffman—1,000.

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

(5)          Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2007 by Tortoise Energy Infrastructure Corporation (“TYG”) and Tortoise Capital Advisors, L.L.C., an investment advisor to TYG and certain managed accounts (“TCA”). TCA acts as an investment advisor to certain closed-end investment companies, including TYG. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owner of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA. Thus, TCA has reported that it shares voting power and dispositive power over the securities owned of record by these investment companies, and TYG has reported that it shares voting power and dispositive power over the securities owned of record by it. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. Including shares owned of record by TYG and certain managed accounts, TCA has shared voting power with respect to 944,227 common units and shared dispositive power with respect to 995,139 common units. TYG has shared voting and dispositive power with respect to 571,300 common units. TCA is not the record owner of any common units and disclaims any beneficial interest in such common units. The address of each entity is 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210.

(6)          Mr. Friedman owns 51% of Park Avenue Transportation Inc., the general partner of each KSP Entity and, therefore, may be deemed to beneficially own the common and subordinated units held by EW Transportation LLC. The address of each KSP Entity and Park Avenue Transportation Inc. is 520 Madison Avenue, 12th Floor, New York, New York 10022.

EW Transportation LLC

The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, EW Transportation LLC as of September 7, 2007:

Name of Beneficial Owner	Economic Interest	Equity Interest
KSP Investors A L.P.	57.6%	62.9%
KSP Investors B L.P.	19.8%	21.7%
KSP Investors C L.P.	12.6%	13.7%
Park Avenue Transportation Inc.(1)	90.0%	98.3%
James J. Dowling(2)	—	—
Timothy J. Casey	5.5%	*
Anthony S. Abbate	—	*
Barry J. Alperin	—	*
Brian P. Friedman(1)	90.0%	98.3%
Frank Salerno	—	*
John J. Nicola	1.3%	*
Thomas M. Sullivan	1.3%	*
Richard P. Falcinelli	1.3%	*
Charles Kauffman	—	—
All directors and executive officers of K-Sea General Partner GP LLC as a group (11 persons)	99.5%	99.9%

*                    Less than 1%.

(1)          Park Avenue Transportation Inc. is the general partner of each of KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a “KSP Entity”) and, therefore, has sole voting and dispositive power with respect to the equity interests of EW Transportation LLC owned by each KSP Entity. Mr. Friedman owns 51% of the outstanding shares of capital stock of Park Avenue Transportation Inc., the general partner of each KSP Entity. In addition, Mr. Friedman has an economic interest in FS Private Investments LLC, which in turn has an economic interest in each KSP Entity. Mr. Friedman also has direct economic interests in certain of the KSP Entities.

(2)          Mr. Dowling is a limited partner in KSP Investors C L.P. and has an effective 1.38% economic interest in EW Transportation LLC.

K-Sea General Partner GP LLC

The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC, the general partner of our general partner, as of September 7, 2007:

Name of Beneficial Owner	Economic Interest/ Equity Interest
KSP Investors A L.P.	57.6%
KSP Investors B L.P.	19.8%
KSP Investors C L.P.	12.6%
Park Avenue Transportation Inc.(1)	90.0%
James J. Dowling(2)	—
Timothy J. Casey	5.5%
Anthony S. Abbate	—
Barry J. Alperin	—
Brian P. Friedman(1)	90.0%
Frank Salerno	—
John J. Nicola	1.3%
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
Charles Kauffman	—
All directors and executive officers of K-Sea General Partner GP LLC as a group (11 persons)	99.5%

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

(2)          Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

The following table sets forth in tabular format a summary of our equity plan information as of September 7, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders(1)	—	—	288,269 (2)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	—	288,269

(1)          The K-Sea Transportation Partners L.P. Long-Term Incentive Plan is our only equity compensation plan. No options, warrants or rights have been issued under this plan.

(2)          An aggregate of 151,731 restricted units have been issued under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Distributions and Payments to Our General Partner and Its Affiliates

We generally distribute 98.05% of our available cash to our unitholders, including EW Transportation LLC, EW Holding Corp. and EW Transportation Corp. in their capacity as holders of an aggregate of 3,123,750 subordinated units and 1,041,250 common units, and the remaining 1.95% of our available cash to our general partner. If distributions exceed the $0.50 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights.”  Please read “Market For Registrant’s Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities—Incentive Distribution Rights” in Item 5 of this report. Assuming we pay the $0.50 per unit minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of $404,894 on its 1.95% general partner interest, and affiliates of our general partner would receive an annual distribution of approximately $6,247,500 on their subordinated units and $2,082,500 on their common units. In July 2007, the board of directors of the general partner of our general partner increased the quarterly cash distribution to $0.70 per common unit. If distributions continue at that level on all of our outstanding units, our general partner would receive an annual distribution of $1,965,626 on its 1.95% general partner interest and incentive distribution rights, and affiliates of our general partner would receive an annual distribution of approximately $8,746,500 on their subordinated units and $2,915,500 on their common units. No assurances can be made, however, that distributions will continue at that level.

Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. These reimbursed expenses totaled approximately $0 and $7,290 in fiscal 2007 and fiscal 2006, respectively.

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

Operations Manager

We currently employ William Sullivan as an operations manager at our Staten Island, New York location. William Sullivan is the brother of Thomas Sullivan, our Vice President, Operations. William Sullivan received total compensation of approximately $145,000 in respect of fiscal 2007.

Properties

We lease our Staten Island, New York office and pier facilities from, and charter certain vessels to, affiliates of an employee who is not an executive officer or director. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 8 to our audited consolidated financial statements included elsewhere in this report.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2007 and fiscal 2006.

	Year Ended June 30, 2007	Year Ended June 30, 2006
Audit fees(1)	$1,341,700	$1,200,350
Audit-related fees(2)	53,146	264,060
Tax fees(3)	586,939	701,387
All other fees	—	—
Total	$1,981,785	$2,165,797

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

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2007, no pre-approval requirements were waived.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

(a)(2)   Financial Statement Schedules.

None.

(a)(3)   Exhibits.

Exhibit Number		Description
2.1*	—

Agreement and Plan of Merger, dated June 25, 2007, by and among K-Sea Acquisition1, LLC, K-Sea Transportation Partners L.P., Smith Maritime, Ltd., Go Big Chartering, LLC, Gordon L. K. Smith, The Gordon L. K. Smith Trust, Barbara Smith SML Trust, 235LX, LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the with the Securities and Exchange Commission on June 27, 2007).

2.2*	—

Agreement and Plan of Merger, dated June 25, 2007, by and among Sea Coast Transportation LLC, K-Sea Transportation Partners L.P., Sirius Maritime, LLC, RCD Maritime Enterprises, LLC, Smith Maritime, LLC, WS Maritime Pacific, LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the with the Securities and Exchange Commission on June 27, 2007).

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

4.1*	—

Registration Rights Agreement, dated August 14, 2007, by and among K-Sea Transportation Partners L.P., RCD Maritime Enterprises, LLC, Smith Maritime, LLC, Robert C. Dorn and Gordon L.K. Smith (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed with the with the Securities and Exchange Commission on August  20, 2007).

10.1*	—

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

10.9*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005)
10.10*	—

Amended and Restated Loan and Security Agreement, dated as of August 14, 2007, among K-Sea Operating Partnership L.P., as borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the with the Securities and Exchange Commission on August  20, 2007).

10.11*	—

Loan and Security Agreement dated as of March 24, 2005 by and between The CIT Group/Equipment Financing, Inc., as Lender, and K-Sea Operating Partnership L.P., as Borrower (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2005).

10.12*	—

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

10.13*	—

Bridge Loan Agreement, dated as of August 14, 2007, among K-Sea Operating Partnership L.P., KBCM Bridge LLC, as administrative agent, KeyBank National Association, as collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the with the Securities and Exchange Commission on August  20, 2007).

21.1	—	List of Subsidiaries.
23.1	—	Consent of PricewaterhouseCoopers LLP.
23.2	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—

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

99.3*	—

Loan Agreement dated December 19, 2005 between K-Sea Canada Corp. (as Borrower) and Citizens Leasing Corp. d/b/a Citizens Asset Finance (as Lender) (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended December 31, 2005).

99.4*	—

Loan Agreement dated as of May 12, 2006 among K-Sea Operating Partnership L.P., as Borrower, Citizens Leasing Corporation, as Lender, and Citizens Leasing Corporation, as agent and collateral trustee for the other lenders that may become parties to the loan agreement.

99.5	—	Audited Consolidated Balance Sheet of K-Sea General Partner L.P., dated as of June 30, 2007.

*       Incorporated by reference, as indicated.

†       Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
By: K-SEA GENERAL PARTNER L.P., its General Partner.
By: K-SEA GENERAL PARTNER GP LLC, its General Partner
September 12, 2007	By:	/s/ TIMOTHY J. CASEY
Timothy J. Casey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TIMOTHY J. CASEY	President and Chief Executive	September 12, 2007
Timothy J. Casey	Officer and Director (Principal
Executive Officer)
/s/ JOHN J. NICOLA	Chief Financial Officer (Principal	September 12, 2007
John J. Nicola	Financial and Accounting Officer)
/s/ JAMES J. DOWLING	Chairman of the Board and Director	September 12, 2007
James J. Dowling
/s/ ANTHONY S. ABBATE	Director	September 12, 2007
Anthony S. Abbate
/s/ BARRY J. ALPERIN	Director	September 12, 2007
Barry J. Alperin
/s/ BRIAN P. FRIEDMAN	Director	September 12, 2007
Brian P. Friedman
/s/ FRANK SALERNO	Director	September 12, 2007
Frank Salerno

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007 based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2007, based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading “Report of Independent Registered Public Accounting Firm” on page F-3.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
September 10, 2007

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$912	$826
Accounts receivable, net	20,664	20,322
Deferred taxes	948	497
Prepaid expenses and other current assets	5,073	8,256
Total current assets	27,597	29,901
Vessels and equipment, net	358,580	316,237
Construction in progress	13,285	5,452
Deferred financing costs, net	1,106	1,007
Goodwill	16,385	16,579
Other assets	12,861	13,852
Total assets	$429,814	$383,028
Liabilities and Partners’ Capital Current Liabilities
Current portion of long-term debt	$9,270	$7,745
Accounts payable	17,091	13,949
Accrued expenses and other current liabilities	12,044	8,677
Total current liabilities	38,405	30,371
Term loans and capital lease obligation	137,946	131,620
Credit line borrowings	97,071	54,015
Deferred taxes	3,739	3,079
Total liabilities	277,161	219,085
Commitments and contingencies
Partners’ Capital	152,653	163,943
Total liabilities and partners’ capital	$429,814	$383,028

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2007	2006	2005
Voyage revenue	$216,924	$176,650	$118,811
Bareboat charter and other revenue	9,650	6,118	2,583
Total revenues	226,574	182,768	121,394
Voyage expenses	45,875	37,973	24,220
Vessel operating expenses	96,005	77,325	49,296
General and administrative expenses	20,472	17,309	11,163
Depreciation and amortization	33,415	26,810	21,399
Net (gain) loss on sale of vessels	102	(313)	(264)
Total operating expenses	195,869	159,104	105,814
Operating income	30,705	23,664	15,580
Interest expense, net	14,097	10,118	5,949
Net loss on reduction of debt	—	7,224	1,359
Other (income) expense, net	(63)	(64)	(27)
Income before provision for income taxes	16,671	6,386	8,299
Provision for income taxes	851	484	163
Net income	$15,820	$5,902	$8,136
Other comprehensive income:
Fair market value adjustment for interest rate swap, net of taxes	(698)	1,136	—
Foreign currency translation adjustment	2	85	—
Comprehensive income	$15,124	$7,123	$8,136
General partner’s interest in net income	$316	$118	$163
Limited partners’ interest:
Net income	$15,504	$5,784	$7,973
Net income per unit—basic	$1.56	$0.60	$0.95
—diluted	$1.55	$0.60	$0.95
Weighted average units outstanding—basic	9,936	9,605	8,372
—diluted	10,020	9,672	8,419

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)

	Limited Partners					Accumulated Other
	Common		Subordinated		General	Comprehensive
	Units	$	Units	$	Partner	Income	TOTAL
Balance of Partners’ Capital at June 30, 2004	4,165	$85,760	4,165	$48,655	$1,283		$135,698
Issuance of common units under long-term incentive plan	2	65					65
Issuance of common units, net of costs of $54	500	15,946					15,946
Capital contribution					328		328
Distributions to partners		(8,935)		(8,934)	(364)		(18,233)
Net income		4,006		3,967	163		8,136
Balance of Partners’ Capital at June 30, 2005	4,667	96,842	4,165	43,688	1,410		141,940
Issuance of common units under long-term incentive plan	13	390					390
Issuance of common units, net of costs of $1,645	950	32,365					32,365
Issuance of common units for Sea Coast acquisition	125	4,376					4,376
Capital contribution					792		792
Fair market value adjustment for interest rate swap						1,136	1,136
Foreign currency translation adjustment						85	85
Distributions to partners		(12,739)		(9,663)	(641)		(23,043)
Net income		3,276		2,508	118		5,902
Balance of Partners’ Capital at June 30, 2006	5,755	124,510	4,165	36,533	1,679	1,221	163,943
Issuance of common units under long-term incentive plan	23	731					731
Conversion of subordinated units to common units	1,041	8,575	(1,041)	(8,575)			—
Fair market value adjustment for interest rate swap, net of taxes						(698)	(698)
Foreign currency translation adjustment						2	2
Distributions to partners		(15,713)		(10,121)	(1,311)		(27,145)
Net income		9,619		5,885	316		15,820
Balance of Partners’ Capital at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended June 30
	2007	2006	2005
Cash flows from operating activities:
Net income	$15,820	$5,902	$8,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,720	27,144	21,945
Payment of drydocking expenditures	(15,357)	(12,506)	(7,654)
Provision for doubtful accounts	454	232	213
Deferred income taxes	395	172	(86)
Net (gain) loss on sale of vessels	102	(313)	(264)
Unit compensation costs	803	499	310
Net loss on reduction of debt	—	7,224	1,359
Prepayment costs on long-term debt	—	(4,196)	(293)
Other	167	71	136
Changes in operating working capital:
Accounts receivable	(796)	(2,301)	(2,702)
Prepaid expenses and other current assets	3,159	(2,362)	(1,930)
Accounts payable	1,014	2,600	3,966
Accrued expenses and other current liabilities	2,176	(1,677)	1,260
Other assets	(14)	285	(233)
Net cash provided by operating activities	41,643	20,774	24,163
Cash flows from investing activities:
Vessel acquisitions	(16,184)	(13,105)	(30,684)
Acquisition of Sea Coast, net of cash acquired	—	(76,512)	—
Construction of tank vessels	(33,315)	(20,702)	(16,816)
Other capital expenditures	(14,756)	(9,050)	(9,023)
Proceeds from Title XI reserve funds	—	2,876	—
Net proceeds on disposal of vessels	740	11,095	622
Other	(189)	—	—
Net cash used in investing activities	(63,704)	(105,398)	(55,901)
Cash flows from financing activities:
Net increase in credit line borrowings	43,056	6,903	42,712
Gross proceeds from issuance of common units	—	34,010	16,000
Payments to Title XI reserve funds	—	(674)	(1,618)
Proceeds from issuance of long-term debt	14,891	109,437	38,794
Redemption of Title XI bonds	—	(36,788)	—
Payment of term loans	(7,722)	(2,059)	(44,699)
Financing costs paid—equity offerings	(98)	(1,645)	(54)
Financing costs paid—debt issuance	(368)	(869)	(930)
Capital contribution from general partner	—	792	328
Distributions to partners	(27,145)	(23,043)	(18,233)
Other	(467)	(702)	(853)
Net cash provided by financing activities	22,147	85,362	31,447
Cash and cash equivalents:
Net increase (decrease)	86	738	(291)
Balance at beginning of year	826	88	379
Balance at end of year	$912	$826	$88
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$14,457	$9,767	$5,323
Income taxes	$13	$322	$55
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of Sea Coast Transportation LLC:
Fair value of net assets acquired		$82,382
Less: Value of common units issued to seller		(4,376)
Cash paid for the transaction (see note 3)		$78,006
Less: Cash acquired		(1,494)
Net cash paid for the transaction		$76,512

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except unit and per unit amounts)

Note 1:   Basis of Presentation

K-Sea Transportation Partners L.P. (the “Partnership”) provides refined petroleum products marine transportation, distribution and logistics services in the U.S. domestic marine transportation business. On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests. During the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007. The Partnership met the required tests for early conversion of the first 25% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on February 14, 2007.

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units (representing an approximate 2% general partner interest) and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, 25% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and 50% of quarterly cash distributions in excess of $0.75 per unit. The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement. On May 1, 2006, the Partnership’s general partner amended and restated the partnership agreement of the Partnership to, among other things, provide that additional contributions by the general partner to the Partnership upon the issuance of additional limited partner interests are not mandatory. Previously the general partner was required to make a capital contribution to the Partnership upon the issuance of new limited partner interests to maintain its 2% interest. If the general partner does not make additional capital contributions upon the issuance of new common units, the general partner’s percentage interest in the Partnership will decrease accordingly.

Note 2:   Summary of Significant Accounting Policies

Basis of Consolidation.   These consolidated financial statements are for the Partnership and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.   The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Vessels and Equipment.   Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—ten to twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the 26 (including three chartered-in) single-hull vessels currently operated by the Partnership, representing approximately 29% of total barrel-carrying capacity as of June 30, 2007, be retired or retrofitted to double-hull by December 31, 2014.

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

The Partnership assesses impairment on long-lived assets used in operations when indicators of impairment are present. An impairment loss would be recognized if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts, and to the extent the carrying value exceeds fair value by appraisal.

When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

Fuel Supplies.   Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,660 and $3,158 as of June 30, 2007 and 2006, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Deferred Financing Costs.   Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30, 2007 and 2006, amounted to $457 and $187, respectively.

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

Intangible Assets.   Included in other assets are intangible assets acquired as part of business combinations which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value, and to the extent the carrying value exceeds fair value. Intangible assets are stated net of accumulated amortization, which at June 30, 2007 and 2006 amounted to $4,694 and $2,690, respectively.

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

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $939 and $690 at June 30, 2007 and 2006, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the fiscal years ended June 30, 2007, 2006 and 2005, the Partnership’s allowance for doubtful amounts was impacted by additional charges of $455, $232, and $213, and write-offs of $206, $209 and $117, respectively.

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

Income Taxes.   The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on its operating partnership, plus federal, state, local and foreign corporate income taxes on the income of the operating partnership’s corporate subsidiaries.

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

Unit-Based Compensation.   The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which range from three to five years. No unit options have been granted.

Net Income per Unit.   Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan. For diluted net income per unit, the weighted average units outstanding were increased by 84, 67 and 47 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, due to the dilutive effect of restricted units.

As required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed. The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for certain cash requirements. Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

As described in note 1 above, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.55 per unit. For purposes of EITF 03-6, the Partnership must calculate the general partner’s share of net income under the assumption that such net income wasdistributable. Since net income did not exceed $0.55 per unit in any quarter for the three years ended June 30, 2007, 2006 and 2005, the Partnership did not use any increased percentages in calculating the general partner’s interest in net income.

Distributions per Unit.   Distributions to limited partners were $2.60 and $2.32 per unit for the years ended June 30, 2007 and 2006, respectively.

Note 3:   Acquisition of Sea Coast Transportation

On October 18, 2005, the Partnership completed the acquisition, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (“K-Sea OLP”), of all of the membership interests in Sea Coast Transportation LLC (formerly Sea Coast Towing, Inc.) (“Sea Coast”) from Marine Resources Group, Inc. (“MRG”). Also on October 18, 2005, Sea Coast acquired four tugboats from MRG. Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska. The aggregate purchase price for Sea Coast and the four tugboats comprised $77,000 in cash and 125,000 common units representing limited partner interests in the Partnership. The Partnership financed the cash portion of the purchase price through additional borrowings under its credit agreement, as described in note 6 below. A registration statement on Form S-3 with respect to the resale of the common units issued to MRG was declared effective by the Securities and Exchange Commission in February 2006.

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

	Gross Value	Weighted- average Useful Life
Customer relationships	$9,700	10 years
Covenant not to compete	450	4 years
Total	$10,150	9.7 years

The expected future amortization expense related to current intangible assets is as follows:

Year ending June 30,
2008	$1,082
2009	1,082
2010	1,009
2011	970
2012 and thereafter	4,203
Total	$8,346

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and Sea Coast, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at those dates. The unaudited pro forma financial information combines the historical results of the Partnership with the historical results of Sea Coast for the fiscal 2006 period preceding the October 18, 2005 acquisition. The unaudited pro forma financial information for the year ended June 30, 2005 combines the historical results of the Partnership and Sea Coast for that period.

	For the Year Ended June 30,
	2006	2005
	(unaudited)
Revenues	$201,338	$170,580
Net income	$7,996	$8,835
Basic net income per limited partner unit	$0.81	$1.02
Fully diluted net income per limited partner unit	$0.81	$1.01

Note 4:   Vessels and Equipment and Construction in Progress

At June 30, 2007 and 2006, vessels and equipment and construction in progress comprised the following:

	2007	2006
Vessels	$475,441	$403,693
Pier and office equipment	5,967	4,967
	481,408	408,660
Less accumulated depreciation and amortization	(122,828)	(92,423)
Vessels and equipment, net	$358,580	$316,237
Construction in progress	$13,285	$5,452

Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2007, 2006 and 2005 was $31,411, $25,274 and $20,584, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the fiscal years ended June 30, 2007, 2006 and 2005 of $9,826, $7,391 and $6,823, respectively.

During fiscal 2007, the Partnership took delivery of the following newbuild vessels: in June 2007, a 28,000-barrel tank barge, the DBL 22; in March 2007, a 100,000-barrel tank barge, the DBL 104; in January 2007, a 28,000-barrel tank barge, the DBL 27; and in August 2006, a 28,000-barrel tank barge, the DBL 26. Additionally, the Partnership acquired five tugboats during the year. These tank barges and tugboats cost, in the aggregate, $40,124. The Partnership has also entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Date of Agreement	Vessels	Expected Delivery
June 2006	Three 28,000-barrel tank barges	1st Quarter fiscal 2008—3rd Quarter fiscal 2008
August 2006	Two 80,000-barrel tank barges	4th Quarter fiscal 2008—1st Quarter fiscal 2009
December 2006	One 80,000-barrel tank barge	1st Quarter fiscal 2009
June 2007	Four 50,000-barrel tank barges	2nd Quarter fiscal 2010—2nd Quarter fiscal 2011

Construction in progress at June 30, 2007 comprises expenditures for the 80,000-barrel and 28,000-barrel tank barges described above.

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

Note 5:   Financing

Credit Agreement

On March 24, 2005, the Partnership entered into a five-year $80,000 revolving credit agreement with a syndicate of banks. The new credit agreement replaced the Partnership’s existing $47,000 revolving credit agreement, which was repaid and terminated. On October 18, 2005, to partially finance the acquisition of Sea Coast (see note 3), the Partnership amended the credit agreement to increase the available borrowings to $120,000, of which $77,000 was drawn down to pay the cash portion of the purchase price. On November 29, 2005, to fund the redemption of its Title XI bonds (see Title XI Bonds” below), the Partnership further amended the credit agreement to increase the maximum borrowings to $155,000. On April 3, 2006, the Partnership used the net proceeds from the issuance of $80,000 in new term loans to repay outstanding borrowings under the credit agreement, and further amended it to reduce the available borrowings, to release certain vessels from the collateral pool, and to reduce certain covenant requirements. During fiscal 2007, the Partnership further amended the credit agreement to add additional bank participants, increase the available borrowings, amend certain financial covenants and reduce interest rates.

As of June 30, 2007, the credit agreement provided for available borrowings of $125,000, contained a $20,000 sublimit for letters of credit and allowed the Partnership to request an increase in the total borrowing availability by up to $25,000, up to a maximum of $150,000, so long as no default or event of default has occurred and is continuing. Obligations under the credit agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of the Partnership’s vessels having an orderly liquidation value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding. Borrowings under the credit agreement bear interest, at the option of the Partnership, at a rate per annum equal to (a) the greater of the prime rate (8.25% at June 30, 2007) and the federal funds rate (5.25% at June 30, 2007) plus 0.5% (a “base rate loan”), or (b) the 30-day London Interbank Offered Rate, or LIBOR (5.32% at June 30, 2007), plus a margin of 0.70% to 1.60% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based upon the ratio of Total Funded Debt to EBITDA, as defined in the agreement. As of June 30, 2007, outstanding borrowings under this facility totaled $94,350.

During the year, the Partnership also entered into a $5,000 revolver with a commercial bank to support its cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.40%; amounts outstanding at June 30, 2007 totaled $2,721.

Term Loans and Capital Lease Obligation

Term loans and capital lease obligations outstanding at June 30, 2007 and 2006 were as follows. Descriptions of these borrowings are included below:

	2006	2005
Term loans due:
May 1, 2013.	$75,923	$79,696
January 1, 2013	13,360	13,345
June 1, 2014	20,321	5,430
December 31, 2012	9,889	10,675
March 24, 2008	9,821	10,656
April 30, 2013	16,607	17,893
November 4, 2008	23	—
Capital lease obligation	1,272	1,670
	147,216	139,365
Less current portion	9,270	7,745
	$137,946	$131,620

On April 3, 2006, the Partnership entered into an agreement with a lending institution under which the Partnership borrowed $80,000, for which it pledged six tugboats and six tank barges as collateral. The Partnership used the proceeds of these loans to repay indebtedness under its credit agreement. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR on one-month Eurodollar deposits plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans total $75,923 as of June 30, 2007. Also on April 3, 2006, the Partnership entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80,000 of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans. This swap will result in a fixed interest rate on the Notes of 6.6275% for their seven-year term. This swap contract has been designated as a cash flow hedge. Therefore, the unrealized gains and losses during fiscal 2007 and 2006 resulting from the change in fair value of the swap contract have been reflected in other comprehensive income. The fair value of the swap contract of $446 and $1,136 as of June 30, 2007 and 2006, respectively, is included in other assets in the consolidated balance sheet.

On December 19, 2005, one of the Partnership’s subsidiaries entered into a seven year Canadian dollar term loan to refinance purchase of an integrated tug-barge unit. The proceeds of $13,000 were used to repay borrowings under the credit agreement which had been used to finance purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 84 monthly installments of CDN $136 with the remaining principal amount payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total $13,360 as of June 30, 2006.

In May 2006, the Partnership entered into an agreement to borrow up to $23,000 to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The third and final vessel was delivered, and the note termed-out, during the fourth quarter of fiscal 2007. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable, plus accrued interest, over seven years, with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan total $20,321 at June 30, 2007.

In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $66 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $9,889 at June 30, 2007.

In March 2005 the Partnership entered into a three-year term loan in the amount of $11,700. The loan bears interest at a fixed rate of 6.25% annually, and is repayable in monthly principal installments of $70 with the remaining principal amount payable at maturity. The loan is collateralized by three vessels and the proceeds were used to refinance an existing term loan. Borrowings outstanding on this loan total $9,821 at June 30, 2007, but it is classified as a long-term liability because the Partnership intends to refinance it with its credit agreement.

In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107 with the remaining principal amount payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $16,607 at June 30, 2007.

Title XI Bonds

On June 7, 2002, the Predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of four new double-hull tank vessels. The bonds were guaranteed by the Maritime Administration of the U.S. Department of Transportation (“MARAD”) pursuant to Title XI of the Merchant Marine Act of 1936 (the “Title XI bonds”). On November 29, 2005, the Partnership redeemed the outstanding $36,787 principal balance of Title XI bonds, paid $828 of accrued interest, and made a make-whole payment of $3,953 as required under the Trust Indenture. The Partnership funded the redemption using funds from its credit agreement. After writing off $2,702 in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, the Partnership recorded a loss on reduction of debt of $6,898. Retirement of the Title XI bonds improved the Partnership’s borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

Restrictive Covenants

The agreements governing the credit agreement and the term loans contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA, as defined in the agreement.

Interest

Interest expense, net of amounts capitalized, and interest income, was as follows:

	For the Years Ended June 30,
	2007	2006	2005
Interest costs incurred	$14,878	$10,670	$6,611
Less interest capitalized	738	471	570
Interest expense	14,140	10,199	6,041
Interest income	(43)	(81)	(92)
Interest expense, net	$14,097	$10,118	$5,949

The weighted average interest rate on the term loans was 6.6% at June 30, 2007 and 2006, respectively, which debt is subject to prepayment fees. Interest payable totaled $1,238 and $1,124 as of June 30, 2007 and 2006, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2007 and 2006, accounts payable included book overdrafts of $2,022 and $1,555, respectively, representing outstanding checks.

Maturities of Long-Term Debt

As of June 30, 2007, maturities of long-term debt for each of the next five years were as follows:

2008	$18,466
2009	8,957
2010	9,212
2011	103,874
2012	10,451

Equity Financing

On October 14, 2005, the Partnership closed a public offering of 950,000 common units. Net proceeds of $33,060 from the offering, after payment of underwriting discounts and commissions but before payment of expenses associated with the offering, were used to repay borrowings under the Partnership’s credit agreement. In addition, as described in note 4, the Partnership issued 125,000 common units to the sellers, valued at $4,376, in a transaction not involving a public offering. On June 1, 2005, the Partnership issued and sold 500,000 common units in a private placement for proceeds of $16,000, before expenses associated with the offering. The proceeds were used to repay indebtedness incurred under the Partnership’s credit agreement in connection with its December 2004 vessel acquisition. A registration statement on Form S-3 with respect to this private placement and the issuance of units in connection with the Sea Coast acquisition (see note 3) was filed and declared effective by the Securities and Exchange Commission in February 2006.

Note 6:   Income Taxes

The components of the provision for income taxes for the fiscal years ended June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current:
Federal	$102	$—	$—
State and local	24	—	159
Foreign	330	312	90
	456	312	249
Deferred:
Federal	152	59	(267)
State and local	218	79	181
Foreign	25	34	—
	395	172	(86)
Provision for income taxes	$851	$484	$163

A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership provision for income taxes for the fiscal years ended June 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Tax at federal statutory rate of 34%	$5,668	$2,171	$2,822
Entities not subject to federal income taxes	(5,393)	(1,885)	(3,080)
State and local income taxes, net of federal benefit	241	79	342
Foreign taxes, net of federal benefit	340	318	188
Valuation allowance	—	(201)	201
Other	(5)	2	(310)
Total	$851	$484	$163

Significant components of deferred income tax liabilities and assets as of June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$4,461	$3,786
Total deferred tax liabilities	$4,461	$3,786
Deferred tax assets:
Allowance for doubtful accounts	$58	$30
Accrued expenses	898	467
Net operating loss carry-forwards	679	679
Other	35	28
Total deferred tax assets	$1,670	$1,204

The Partnership had temporary differences at June 30, 2007 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $121,508. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

At June 30, 2007, the Partnership had New York City Unincorporated Business Tax net operating losses of $2,026 and its corporate subsidiaries had state net operating losses of $29 which begin to expire in 2011, and foreign net operating losses of $1,886 which begin to expire in 2016.

Note 7:   Commitments and Contingencies

The Partnership leases its New York office and pier facilities from an affiliate of an employee under an agreement which extends through April 2009. Terms of the agreement provide for annual rental payments of $400 annually through April 2009. Rent expense was $400 for the fiscal years ended June 30, 2007, 2006 and 2005. In addition, a subsidiary of the Partnership leases office and pier facilities and a water treatment facility in Virginia under an agreement with a third party that extends through January 2010. The Virginia lease agreement requires annual rental payments of $250 through January 8, 2010. The subsidiary receives $84 from sublease of a portion of the Virginia property which extends to December 31, 2009. The subsidiary has an option to buy the Virginia premises for an aggregate purchase price of $4,200. Rent expense, net of the sublease, for the fiscal years ended June 30, 2007, 2006 and 2005 was $166, $166 and $97, respectively. The Partnership and subsidiary are also responsible for real estate taxes, insurance and all other costs associated with occupying these properties. Effective July 1, 2006, the Partnership also leases office space in New Jersey under an agreement with a third party that extends through December 2013. The New Jersey lease requires rental payments totaling $18 through December 2006, followed by annual rental payments of $234 through December 2008, $245 through December 2010 and $254 through December 2013. Rent expense was $220 for the fiscal year ended June 30, 2007.

In connection with the acquisition of Sea Coast Transportation LLC, the Partnership assumed agreements with the port authority in Seattle, Washington covering the lease of terminal facilities and docking rights for its vessels. The lease expires in October 2008 with a renewal option for one additional five-year term. The lease requires monthly payments of $26 with escalation each year based on the consumer price index. Rent expense for the years ended June 30, 2007 and 2006 was $265 and $208, respectively. Additionally, the Partnership leases four barges under non-cancelable operating leases which expire in August 2007 through August 2009. The future minimum lease payments for the four barge operating leases as of June 30, 2007 are as follows:

Year ending June 30,
2008	$1,927
2009	1,323
2010	83
2011	—
2012 and thereafter	—
Total	$3,333

Charter expenses were $2,995 and $2,092 for the barge operating leases for the years ended June 30, 2007 and 2006, respectively.

Included in total revenues are time charter and bareboat charter revenues of $105,621, $60,582 and $21,747 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Such revenues include $513 for the fiscal years ended June 30, 2007, 2006 and 2005, related to vessels chartered to an affiliate of an employee. The Partnership also utilizes such affiliate for tank cleaning services at a cost of $1,894, $1,609 and $2,318 for the years ended June 30, 2007, 2006 and 2005, respectively. The Partnership’s time charters and bareboat charters extend over various periods which expire between 2008 and 2012.

At June 30, 2007, minimum contractually agreed future revenue under time and bareboat charters was as follows:

Year ending June 30,
2008	$85,483
2009	19,729
2010	5,528
2011	5,528
2012 and thereafter	3,241
Total	$119,509

The Partnership has entered into employment agreements with certain of its executive officers. Each of the employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for annual base salaries aggregating $930. In addition, each employee is eligible to receive an annual bonus award based upon the performance of the Partnership and individual performance. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee’s base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee’s non-competition provisions multiplied by the employee’s base salary at the time of termination or resignation.

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive. In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. The Partnership’s capital call, payable during calendar year 2007, will be approximately $1,119, of which $683 was paid in February 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2007 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters. An industry group in which EW Transportation Corp. and the Partnership participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT. Effective January 1, 2007, the Partnership and the other marine transportation companies began rebilling this tax to customers. For applicable periods prior to 2007, the Partnership accrued an estimated liability using the agreed methodology. In accordance with the agreements entered into in connection with the Partnership’s initial public offering, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the initial public offering) is a retained liability of the predecessor.

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

Unit compensation expense amounted to $1,007, $652 and $413, for the years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, there was $2,014 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. A summary of the status of the Partnership’s restricted unit awards as of June 30, 2007 and 2006, and of changes in restricted units outstanding under the Partnership’s long-term incentive plan during the year ended June 30, 2007, is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Restricted unit awards outstanding at June 30, 2006	94,350	$31.97
Units granted	5,422	$32.13
Units vested and issued	(22,900)	$31.89
Restricted unit awards outstanding at June 30, 2007	76,872	$32.01

Note 9:   Retirement Plans

Effective June 29, 2006, the Partnership’s money purchase pension plan was terminated and all the assets were merged into the Partnership’s 401(k) Savings Plan (the “Plan”). Also effective June 29, 2006, the Sea Coast defined contribution plan was terminated and all the assets were merged into the Plan. The Plan is a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all eligible employees. The Plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. In addition, the plan allows for an annual discretionary employer contribution up to five percent of an employee’s annual compensation. Employer contribution expense under the Plan totaled $2,981 for the year ended June 30, 2007. The Plan expenses for the fiscal years ended June 30, 2006 and 2005, which excluded the money purchase pension plan and the Sea Coast defined contribution plan, totaled $499 and $443, respectively.

Under the terms of the money purchase pension plan, the Partnership contributed five percent of each eligible employee’s annual compensation, as defined in the plan document. For the money purchase plan, expenses totaled $1,127 and $1,000 for the fiscal years ended June 30, 2006 and 2005, respectively.

In connection with the purchase of Sea Coast, the Partnership acquired an additional defined contribution plan that qualified under Section 401(k) of the Internal Revenue Code. The plan covered all eligible employees and provided that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership would match the first 25% of employee compensation contributed, up to a maximum of 4%. In addition, the plan allowed for an annual discretionary employer contribution up to 4% of an employee’s annual compensation. Employer contribution expenses under this plan totaled $372 from the acquisition date through June 30, 2006.

Accrued expenses for all pension plans totaled $2,173 and $1,251 as of June 30, 2007 and 2006, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additionally, accrued expenses for payroll-related costs totaled $2,989 and $3,048 as of June 30, 2007 and 2006, respectively, which are also included in accrued expenses and other current liabilities in the consolidated balance sheets.

Note 10:   Major Customers

Two customers accounted for 19% and 17% of consolidated revenues for the fiscal year ended June 30, 2007, two customers accounted for 20% and 15% of consolidated revenues for the fiscal year ended June 30, 2006, and two customers accounted for 26% and 16% of consolidated revenues for the fiscal year ended June 30, 2005.

Note 11:   Fair Value of Financial Instruments

As of June 30, 2007, the fair value of long-term debt was approximately $243,685 based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. The fair value of the Partnership’s other financial instruments approximated their cost bases as such instruments are short-term in nature or were recently negotiated.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Partnership’s fiscal year beginning July 1, 2007, and the Partnership is currently analyzing its impact, if any.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 does not require prior period restatement as a result of adopting the new guidance if management properly applied its previous approach to assessing unrecorded misstatements and all relevant qualitative factors were considered. The cumulative effect of the initial application of SAB 108, if any, would be reported in the carrying amounts of assets and liabilities at the beginning of the year, with an offsetting adjustment to the beginning balance of retained earnings. The nature and amount of each of the individual misstatements corrected would be required to be disclosed. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Partnership adopted SAB 108 for the fiscal year ended June 30, 2007, and such adoption did not have a significant impact on our financial position, results of operations or cash flows.

Note 13:   Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations for each of the fiscal years ended June 30, 2007 and 2006:

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2007
Total revenues	$54,910	$56,031	$55,630	$60,003
Operating income	$7,517	$7,758	$7,601	$7,829
Net income	$4,086	$3,946	$3,996	$3,792
General partners’ interest in net income	$82	$79	$80	$75
Limited partners’ interest in net income	$4,004	$3,867	$3,916	$3,717
Net income per limited partner unit:
Basic	$0.40	$0.39	$0.39	$0.37
Diluted	$0.40	$0.39	$0.39	$0.37

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2006
Total revenues	$37,200	$47,308	$46,089	$52,171
Operating income	$6,150	$6,660	$4,093	$6,761
Net income (loss)	$4,248	$(2,646)	$1,216	$3,084
General partners’ interest in net income (loss)	$85	$(53)	$24	$62
Limited partners’ interest in net income (loss)	$4,163	$(2,593)	$1,192	$3,022
Net income (loss) per limited partner unit:
Basic	$0.47	$(0.27)	$0.12	$0.30
Diluted	$0.47	$(0.27)	$0.12	$0.30

Note 14:   Subsequent Event

On August 14, 2007 the Partnership, through certain wholly-owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime Ltd., or Smith Maritime, Go Big Chartering LLC, or Go Big, and Sirius Maritime LLC, or Sirius Maritime. Smith Maritime, Go Big and Sirius Maritime are providers of marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. The aggregate purchase price for Smith Maritime, Go Big and Sirius Maritime was approximately $202,962, comprising $169,154 in cash, $23,573 of assumed debt, and 250,000 Partnership units valued at approximately $10,235.

On August 14, 2007, the Partnership amended and restated its revolving credit agreement with KeyBank National Association, as administrative agent and lead arranger, to provide for (1) an increase in availability to $175,000 under our senior secured revolving credit facility, with an increase in the term to seven years, (2) a $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, the Partnership has the right to increase the revolving facility by up to $75,000, to a maximum total facility amount of $250,000. The revolving facility and the 364-day facility are collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275,000 and certain equipment and machinery related to such vessels. The revolving facility and the 364-day facility bear interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of total funded debt to EBITDA (as defined in the agreement). On August 14, 2007, the Partnership borrowed $67,000 under the revolving facility and $45,000under the 364-day facility to fund a portion of the purchase price in connection with the Smith Maritime, Go Big and Sirius Maritime acquisitions. As of August 14, 2007, the Partnership had approximately $166,350 outstanding under the revolving facility and $45,000 outstanding under the 364-day facility.

Also on August 14, 2007, the Partnership entered into a bridge loan facility for up to $60,000 with an affiliate of KeyBank National Association. The bridge loan facility bears interest at an annual rate of LIBOR plus 1.5%. The bridge loan facility matures on November 12, 2007. The bridge loan facility is not collateralized until October 13, 2007 and, thereafter, will be collateralized by a second perfected security interest in the vessels collateralizing the revolving facility and the 364-day facility. During an event of default, the bridge loan facility will bear interest at an annual rate of LIBOR plus 7.5%. On August 14, 2007, the Partnership borrowed $60,000 under the bridge loan facility in connection with the Smith Maritime, Go Big and Sirius Maritime acquisition.

The acquisition of Smith Maritime, Go Big and Sirius Maritime are not included in the results of operations and the income statement for the fiscal year ended June 30, 2007. The Partnership will allocate the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles are based on consideration of independent appraisals. The purchased identifiable intangible assets will be amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets will be recorded as goodwill, which is not amortized but which will be reviewed annually for impairment. The Partnership’s preliminary allocation of the purchase price is as follows:

Current assets	$5,943
Vessels and equipment, net	152,500
Intangible assets	17,250
Goodwill	40,378
Other assets	624
216,695
Current liabilities and capital lease obligations	13,733
Total purchase price	$202,962

The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete,which we estimate will be amortized over 10 and 3 years, respectively. An additional $2,250 of intangibles has been allocated to the excess fair market value of a leased vessel over its option price. The annual amortization expense is currently estimated at $1,500. A substantial portion of the goodwill is expected to be deductible for tax purposes.

The expected future amortization expense related to the intangible assets is as follows:

Year ending June 30,
2008	$1,250
2009	1,500
2010	1,500
2011	1,500
2012 and thereafter	9,250
Total	$15,000

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Partnership, Smith Maritime, Go Big and Sirius Maritime, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at those dates. The unaudited pro forma financial information combines the historical results of the Partnership with the historical results of Smith Maritime, Go Big and Sirius Maritime for the fiscal 2007 and 2006 periods.

	For the Year Ended June 30,
	2007	2006
	(unaudited)
Revenues	$283,546	$229,347
Net income	$18,305	$2,029
Basic net income per limited partner unit	$1.76	$0.20
Fully diluted net income per limited partner unit	$1.75	$0.20