Form 10-Q
period 2007-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2007-11-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
    YES ☐    NO ☒

At November 9, 2007, the number of the issuer’s outstanding common units was 10,589,700.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	June 30,
	2007	2007

ASSETS
Current Assets:

Cash and cash equivalents	$1,530	$912
Accounts receivable, net	22,433	20,664
Deferred taxes	977	948
Prepaid expenses and other current assets	9,434	5,073
Total current assets	34,374	27,597

Vessels and equipment, net	524,021	358,580
Construction in progress	20,209	13,285
Deferred financing costs, net	2,798	1,106
Goodwill	52,571	16,385
Other assets	33,215	12,861
Total assets	$667,188	$429,814

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$13,035	$9,270
Accounts payable	19,913	17,091
Accrued expenses and other current liabilities	16,606	12,044
Total current liabilities	49,554	38,405

Term loans and capital lease obligations	165,394	137,946
Credit line borrowings	154,959	97,071
Other liabilities	2,059	—
Deferred taxes	3,266	3,739
Total liabilities	375,232	277,161
Commitments and contingencies
Partners’ capital	291,956	152,653
Total liabilities and partners’ capital	$667,188	$429,814

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

		For the Three Months Ended September 30,
		2007	2006

	Voyage revenue	$68,945	$52,747
	Bareboat charter and other revenue	2,816	2,163

	Total revenues	71,761	54,910

	Voyage expenses	15,743	11,581
	Vessel operating expenses	27,517	23,336
	General and administrative expenses	6,344	4,807
	Depreciation and amortization	9,656	7,685
	Net (gain) on disposal of vessels	(221)	(16)
	Total operating expenses	59,039	47,393

	Operating income	12,722	7,517

	Interest expense, net	5,820	3,322
	Other expense (income), net	(5)	(16)
	Income before income taxes	6,907	4,211
	Provision for income taxes	236	125
	Net income	6,671	4,086

	Other comprehensive income:
	Fair market value adjustment for interest rate swaps, net of taxes	(2,134)	(2,010)
	Foreign currency translation adjustment	34	2
	Comprehensive income	$4,571	$2,078

	General partner’s interest in net income	$249	$82

	Limited partners’ interest:
	Net income	$6,422	$4,004
Net income per unit	— basic	$0.63	$0.40
	— diluted	$0.62	$0.40
Weighted average units outstanding	— basic	10,264	9,920
	— diluted	10,368	10,015

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners					Accumulated
	Common		Subordinated			Other
	Units	$	Units	$	General Partner	Comprehensive Income	TOTAL
Balance at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653
Issuance of common units under long-term incentive plan	1	24					24
Issuance of common units, net of transaction costs of $6,326	3,500	131,924					131,924
Issuance of common units for the Smith Maritime Group	250	10,235					10,235
Fair market value adjustment for interest rate swap, net of tax benefit of $29						(2,134)	(2,134)
Foreign currency translation adjustment						34	34
Net income		4,467		1,955	249		6,671
Distributions to partners		(4,773)		(2,187)	(491)		(7,451)
Balance at September 30, 2007	10,570	$269,599	3,124	$23,490	$442	$(1,575)	$291,956

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,

	2007	2006
Cash flows from operating activities:
Net income	$6,671	$4,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,757	7,744
Payment of drydocking expenditures	(4,562)	(4,604)
Provision for doubtful accounts	69	80
Deferred income taxes	110	(10)
Net (gain) on sale of vessels	(221)	(16)
Unit-based compensation costs	243	192
Other	35	33
Changes in operating working capital:
Accounts receivable	(2,130)	263
Prepaid expenses and other current assets	(705)	2,955
Accounts payable	2,474	(3,026)
Accrued expenses and other current liabilities	451	(262)
Other assets	115	(14)
Net cash provided by operating activities	12,307	7,421

Cash flows from investing activities:
Vessel acquisitions	(3,000)	(1,557)
Acquisition of the Smith Maritime Group, net of cash acquired	(168,718)	—
Capital expenditures	(4,223)	(2,948)
Construction of tank vessels	(12,147)	(4,260)
Deposit for investment in joint venture	(1,836)	—
Proceeds on the sale of vessels	837	339
Net cash used in investing activities	(189,087)	(8,426)

Cash flows from financing activities:

Net increase in credit line borrowings	57,888	4,240
Gross proceeds from equity offering	138,250	—
Proceeds from issuance of long-term debt	105,000	4,261
Payments on term loans	(107,688)	(2,318)
Financing costs paid — equity issuance	(6,053)	—
Financing costs paid — debt issuance	(1,784)	(66)
Book overdrafts	(764)	1,045
Distributions to partners	(7,451)	(6,384)
Net cash provided by financing activities	177,398	778
Cash and cash equivalents:
Net increase (decrease)	618	(227)
Balance at beginning of the period	912	826
Balance at end of the period	$1,530	$599

Supplemental disclosure of cash flow information: Cash paid during the period for:
Interest, net of amounts capitalized	$5,694	$4,223
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities: Acquisition of the Smith Maritime Group:
Value of common units issued to sellers	$10,235
Debt assumed	$23,511

Purchase of vessel with note payable	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

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

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.46% general partner interest in the Partnership, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions paid were $0.70 per unit and $0.62 per unit during the three months ended September 30, 2007 and 2006, respectively.  Additional contributions by the general partner to the Partnership upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of September 30, 2007, and for the three-month periods ended September 30, 2007 and 2006, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Form 10-K”).  The June 30, 2007 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

2.                                      Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 104 and 95 for the three months ended September 30, 2007 and 2006, respectively, due to the dilutive effect of the restricted units.

As required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for reserves.  Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

As described in note 1 above, the general partner’s incentive distribution rights also entitle it to receive an increasing percentage of distributions, above its nominal ownership percentage, when the quarterly cash distribution exceeds $0.55 per unit.  Under EITF 03-6, the impact of these increasing percentages is reflected in the calculation of the general partner’s interest in net income when such net income exceeds $0.55 per unit.

3.                                      Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly-owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”), Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and together with Smith Maritime and Go Big, “the Smith Maritime Group”).  This transaction is part of the Partnership's business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,147, subject to certain closing balance sheet-related adjustments.  As further described in note 5 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.  In connection with the closing of the acquisition, the Partnership entered into a registration rights agreement with the sellers with respect to the resale of the common units.

Under the purchase method of accounting, the Partnership has included the Smith Maritime Group’s results of operations from August 14, 2007, the acquisition date, through September 30, 2007.  The aggregate recorded purchase price of $203,147 consisted of $169,401 of cash, including $1,449 of direct expenses, $23,511 of assumed debt, and $10,235 representing 250,000 common units valued at their market value on the acquisition date.  The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles were based on consideration of independent appraisals.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  The Partnership’s preliminary allocation of the purchase price is as follows:

Current assets	$8,477
Vessels and equipment, net	157,678
Intangible assets	19,750
Goodwill	36,186
Other assets	9
222,100
Current liabilities and capital lease obligations	18,953
Total purchase price	$203,147

The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,500, which the Partnership estimates will be amortized over 20 and 3 years, respectively.  An additional $2,250 of intangibles has been allocated to the excess fair market value of a leased vessel over its purchase option price, which option was exercised in October 2007.  The annual amortization expense for the identifiable intangibles is currently estimated at $903.  A substantial portion of the goodwill is expected to be deductible for tax purposes.  In connection with the acquisition, the Partnership assumed an excise tax liability of $2,705 for which it has been indemnified by the sellers.  This amount is included in prepaid expenses and other current assets and accrued expenses and other current liabilities in the consolidated balance sheet.

Pro Forma Financial Information

The unaudited pro forma financial information for the three months ended September 30, 2007 combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period preceding the August 14, 2007 acquisition.  The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and the Smith Maritime Group, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented.  This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at those dates.  The unaudited pro forma financial information combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the applicable periods preceding the August 14, 2007 acquisition.

	For the Three Months Ended September 30,
	2007	2006
	(unaudited)
Revenues	$78,099	$69,365

Net income	$8,861	$7,699

Basic net income per limited partner unit	$0.63	$0.55

Fully diluted net income per limited partner unit	$0.62	$0.55

4.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	September 30, 2007	June 30, 2007
Vessels	$647,346	$475,441
Pier and office equipment	6,133	5,967
	653,479	481,408
Less accumulated depreciation and amortization
	(129,458)	(122,828)
Vessels and equipment, net	$524,021	$358,580

Construction in progress	$20,209	$13,285

Depreciation and amortization of vessels and equipment was $9,081 and $7,211 for the three months ended September 30, 2007 and 2006, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2007 and 2006 of $2,876 and $2,374, respectively.

In September 2007, the Partnership took delivery of a 28,000-barrel tank barge, the DBL 23.  This tank barge cost $4,463, including certain special equipment.   In October 2007, the Partnership entered into an agreement with a shipyard to construct an 185,000-barrel articulated tug-barge unit.   The Partnership also has agreements with shipyards for the construction of nine additional new tank barges.   Construction in progress at September 30, 2007 comprises expenditures for three 80,000-barrel, one 50,000-barrel and two 28,000-barrel tank barges.

5.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2007	June 30, 2007

Term loans	$170,906	$145,944
Capital lease obligations	7,523	1,272
Credit line borrowings	154,959	97,071
	333,388	244,287
Less current portion	(13,035)	(9,270)
	$320,353	$235,017

Credit Agreement

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  On August 14, 2007, the Partnership amended and restated its revolving credit agreement to provide for (1) an increase in availability to $175,000 under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  Under certain conditions, the Partnership has the right to increase the primary revolving facility by up to $75,000, to a maximum total facility amount of $250,000.  On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000.  The primary revolving facility and the 364-day facility are collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275,000 and certain equipment and machinery related to such vessels.  These facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of total funded debt to EBITDA (as defined in the agreement).  On August 14, 2007, the Partnership borrowed $67,000 under the primary revolving facility and $45,000 under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see note 3).

Also on August 14, 2007, the Partnership entered into a bridge loan facility for up to $60,000 with an affiliate of KeyBank National Association in connection with the Smith Maritime Group acquisition.  While outstanding, the bridge loan facility bore interest at an annual rate of LIBOR plus 1.5%, and was to mature on November 12, 2007.  During an event of default, the bridge loan facility provided for interest at an annual rate of LIBOR plus 7.5%.

Both the $45,000 364-day senior secured facility and the $60,000 bridge loan were repaid on September 26, 2007 upon closing of an offering of common units by the Partnership.  See “Common Unit Offering” below.  As of September 30, 2007, the Partnership had $152,350 outstanding on the revolving facility.  The Partnership also has a separate revolver with a commercial bank to support its daily cash management; the outstanding balance on this revolver at September 30, 2007 was $2,609.

On August 14, 2007 in connection with the acquisition of the Smith Maritime Group, the Partnership also assumed two term loans totaling $23,511.  The first, in the amount of $19,464, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147 plus interest, through August 2018.  The second, in the amount of $4,047, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59 to $81, plus interest, through May 2012.  These loans are collateralized by three tank barges.  The Partnership also agreed with the related lending institution to assume the two existing interest rate swaps relating to these two loans.  The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, plus a margin, over the same terms as the loans.

Common Unit Offering

On September 26, 2007, the Partnership closed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131,924 from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement.

Restrictive Covenants

The agreements governing the credit agreement and the term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).

6.                                      Commitments and Contingencies

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within four to five years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call that it believes will contribute to achievement of the projected required free reserve increases.  The Partnership’s capital call of $1,119 was paid during calendar year

2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the September 30, 2007 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, the Partnership and the other marine transportation companies began rebilling this tax to customers.  For applicable periods prior to 2007, the Partnership has accrued an estimated liability using the agreed methodology which is currently under final audit by the New York taxing authority.  In accordance with the agreements entered into in connection with the Partnership’s initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Partnership’s predecessor companies.

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and nine additional new tank barges, which are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $165,000, of which $20,209 has been spent as of September 30, 2007.

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

7.                                      New Accounting Pronouncements

On February 16, 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The Partnership adopted FAS 155 as of July 1, 2007, and such adoption did not have any impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Partnership adopted FIN 48 as of July 1, 2007, and such adoption had no impact on its financial position, results of operations or cash flows.

At the date of the adoption, there were no unrecognized tax benefits and consequently no related interest and penalties.  The significant jurisdictions in which the Partnership files tax returns and is subject to tax include New York City, Venezuela and Puerto Rico.  The significant jurisdictions in which the Partnership’s corporate subsidiaries file tax returns and are subject to tax include the United States and Canada.  The tax returns filed in the United States and state jurisdictions are subject to examination for the years 2004 through 2007 and in foreign jurisdictions for the years 2005 through 2007.  The Partnership has adopted a policy to record tax related interest and penalties under interest expense and general and administrative expenses, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business.  We currently operate a fleet of 73 tank barges, one tanker and 58 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.3 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States.

Demand for our services is driven primarily by demand for refined petroleum products in the East, West and Gulf Coast regions of the United States.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats.  For the fiscal year ended June 30, 2007, our fleet transported approximately 140 million barrels of refined petroleum products for our customers, including BP, Chevron, ConocoPhillips, ExxonMobil and Rio Energy.  We do not assume ownership of any of the products we transport.  During fiscal 2007, we derived approximately 79% of our revenue from longer-term contracts that are generally for periods of one year or more.

We believe we have a high-quality, well-maintained fleet.  Approximately 74% of our barrel-carrying capacity is double-hulled, and we are permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Significant Events

Acquisition of the Smith Maritime Group

On August 14, 2007, we, through certain wholly-owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”). Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and, together with Smith Maritime and Go Big “the Smith Maritime Group”).  This transaction is part of our business strategy to expand our fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203.1 million, consisting of $169.4 million of cash, including $1.4 million of direct expenses, $23.5 million of assumed debt and common units valued at approximately $10.2 million.  As further described below, we financed the cash portion of the purchase through additional borrowings under our revolving credit agreement and a bridge loan.  The common units were issued in a transaction not involving any public offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  In connection with the closing of the acquisition, we entered into a registration rights agreement with the sellers with respect to the resale of the common units.

The acquisition of the Smith Maritime Group added eleven petroleum tank barges and ten tugboats, aggregating 777,000 barrels of capacity (of which 669,000 barrels, or 86%, are double-hulled) to our fleet, representing a 22% increase in our barrel-carrying capacity as of the acquisition date.

Under the purchase method of accounting, we allocated the aggregate purchase price of $203.1 million to the tangible assets, intangible assets, and liabilities acquired based on their fair values, which for the fixed assets and intangibles were based on consideration of independent appraisals.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  In connection with the acquisition, we assumed an excise tax liability of $2.7 million for which we have been indemnified by the sellers.

Acquisition Financing

To finance the acquisition, on August 14, 2007 we amended and restated our revolving credit agreement with KeyBank National Association, as administrative agent and lead arranger, to provide for (1) an increase in availability to $175.0 million under our senior secured revolving credit facility, with an increase in the term to seven years, (2) a $45.0 million 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  We also entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association.  On August 14, 2007, we borrowed $67.0 million under the revolving facility, $45.0 million under the 364-day facility, and $60.0 million under the bridge loan facility to fund the cash portion of the purchase price of the Smith Maritime Group.  See “— Credit Agreement” below for further discussion of these facilities.

Common Unit Offering

On September 26, 2007, we closed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under our credit agreement.

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

Please refer to “—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Definitions” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for definitions of certain other terms used in our discussion of results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended September 30,
	2007	2006
Voyage revenue	$68,945	$52,747
Bareboat charter and other revenue	2,816	2,163
Total revenues	71,761	54,910
Voyage expenses	15,743	11,581
Vessel operating expenses	27,517	23,336
% of total revenues	38.3%	42.5%
General and administrative expenses	6,344	4,807
% of total revenues	8.8%	8.8%
Depreciation and amortization	9,656	7,685
Net gain on disposal of vessels	(221)	(16)
Operating income	12,722	7,517
% of total revenues	17.7%	13.7%
Interest expense, net	5,820	3,322
Other expense (income), net	(5)	(16)
Income before provision for income taxes	6,907	4,211
Provision for income taxes	236	125
Net income	$6,671	$4,086

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,290	2,760
Days worked	2,991	2,517
Scheduled drydocking days	144	113
Net utilization	91%	91%
Average daily rate	$13,427	$11,744
Total coastwise net voyage revenue (a)	$40,160	$29,560
Local
Total tank vessel days	2,484	2,280
Days worked	1,889	1,685
Scheduled drydocking days	39	73
Net utilization	76%	74%
Average daily rate	$6,904	$6,888
Total local net voyage revenue (a)	$13,042	$11,606

Tank vessel fleet
Total tank vessel days	5,774	5,040
Days worked	4,880	4,202
Scheduled drydocking days	183	186
Net utilization	85%	83%
Average daily rate	$10,902	$9,797
Total fleet net voyage revenue (a)	$53,202	$41,166

(a)                                  Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP measure and is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparison below.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Voyage Revenue and Voyage Expenses

Voyage revenue was $68.9 million for the three months ended September 30, 2007, an increase of $16.2 million, or 31%, as compared to voyage revenue of $52.7 million for the three months ended September 30, 2006.  Voyage expenses were $15.7 million for the three months ended September 30, 2007, an increase of $4.1 million, or 35%, as compared to voyage expenses of $11.6 million incurred for the three months ended September 30, 2006.

Net voyage revenue

Net voyage revenue was $53.2 million for the three months ended September 30, 2007, which exceeded net voyage revenue of $41.2 million for the three months ended September 30, 2006 by $12.0 million, or 29%.  In our coastwise trade, net voyage revenue was $40.2 million, an increase of $10.6 million, or 36%, as compared to $29.6 million for the three months ended September 30, 2006.  Net utilization in our coastwise trade was 91% for each of the three-month periods  ended September 30, 2007 and 2006.  The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $5.8 million.  Net voyage revenue increased by an additional $3.1 million due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007 and (2) the DBL 151, which was in shipyard for the entire fiscal 2007 first quarter.  Coastwise average daily rates increased 14% to $ 13,427 for the three months ended September 30, 2007 from $11,744 for the three months ended September 30, 2006, which accounted for approximately $3.9 million of increased net voyage revenue.

Net voyage revenue in our local trade for the three months ended September 30, 2007 increased by $1.4 million, or 12%, to $13.0 million from $11.6 million for the three months ended September 30, 2006.  Local  net voyage revenue increased by $2.4 million during the three months ended September 30, 2007 due to the increased number of work days  for the new-build barges DBL 26, DBL 27 and DBL 22, which were delivered in August 2006, January 2007, and June 2007, respectively.  Net utilization in our local trade was 76% for the three months ended September 30, 2007, compared to 74% for the three months ended September 30, 2006.  Average daily rates in our local trade increased to $6,904 for the three months ended September 30, 2007 from $6,888 for the comparative prior year period.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $2.8 million for the three months ended September 30, 2007, compared to $2.2 million for the three months ended September 30, 2006.  Of this $0.6 million increase, $0.4 million resulted from a small lube oil operation purchased in the fall of 2006, $0.7 million was a result of the Smith Maritime Group acquisition, and $0.5 million was attributable to increased revenue from our water treatment plant in Norfolk. This was partially offset by a $1.0 million decrease in outside chartering of tank barges.

Vessel Operating Expenses

Vessel operating expenses were $27.5 million for the three months ended September 30, 2007 compared to $23.3 million for the three months ended September 30, 2006, an increase of $4.2 million. Vessel operating expenses as a percentage of total revenues decreased to 38.3% for the three months ended September 30, 2007 from 42.5% for the three months ended September 30, 2006.  Vessel labor and related costs increased $2.7 million as a result of contractual  labor  rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above.  Our acquisition of the Smith Maritime Group resulted in a $2.5 million increase in vessel operating expenses. This increase was offset by a $1.2 million decrease in outside towing expenses as a result of the purchase of four tugboats.

Depreciation and Amortization

Depreciation and amortization was $9.7 million for the three months ended September 30, 2007, an increase of $2.0 million, or 26%, compared to $7.7 million for the three months ended September 30, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended September 30, 2007, an increase of $1.5 million, or 31%, as compared to general and administrative expenses of $4.8 million for the three months ended September 30, 2006.  As a percentage of total revenues, general and administrative expenses were 8.8% for each the three month periods ended September 30, 2007 and 2006.  The $1.5 million increase is a result of increased personnel costs resulting from increased headcount to support our growth and the additional facilities costs of our new offices in Philadelphia, Hawaii, and Seattle.

Interest Expense, Net

Net interest expense was $5.8 million for the three months ended September 30, 2007, or $2.5 million higher than the $3.3 million incurred in the three months ended September 30, 2006.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels, and higher average interest rates.  In addition, $1.5 million of interest expense was directly related to the acquisition of the Smith Maritime Group, including $1.1 million for bridge financing.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended September 30, 2007, this rate was 3.4% as compared to a rate of 3.0% for the three months ended September 30, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended September 30, 2007 was higher than the comparable prior year period primarily due to changes in certain state tax apportionment factors which reduced the rate for the quarter ended September 30, 2006.

Net income

Net income was $6.7 million for the three months ended September 30, 2007, an increase of $2.6 million compared to net income of $4.1 million for the three months ended September 30, 2006.  This increase resulted primarily from a $5.2 million increase in operating income partially offset by a $2.5 million increase in interest expense and a $0.1 million increase in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $12.3 million for the three months ended September 30, 2007, an increase of $4.9 million compared to $7.4 million for the three months ended September 30, 2006.  The increase resulted from $4.6 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, and by a $0.3 million positive impact from working capital changes.  During the three-month period ended September 30, 2007, our working capital decreased due primarily to an increase in accounts payable primarily as a result of an increase in operating expenditures for our expanded fleet, offset by increased accounts receivable as a result of increased revenues.

Investing Cash Flows.  Net cash used in investing activities totaled $189.1 million for the three months ended September 30, 2007, compared to $8.4 million used during the three months ended September 30, 2006.  The three months ended September 30, 2007 included the $168.7 million cash portion of the purchase price for the Smith Maritime Group.  Vessel acquisitions for the three months ended September 30, 2007 included a $3.0 million cash payment in connection with an acquired barge; the seller also issued a $3.0 million note which is due in November 2007.  Vessel acquisitions totaled $1.6 million for the three months ended September 30, 2006 related to the purchase of certain small tank vessels and tugboats for a lube oil operation in Philadelphia.  Tank vessel construction in the three months ended September 30, 2007 aggregated $12.1 million and included progress payments on construction of three 80,000-barrel tank barges, three new 28,000-barrel tank barges and a new 50,000-barrel tank barge.  Tank vessel construction of $4.3 million in the comparative prior year period included progress payments on construction of a new 100,000-barrel tank barge and two 28,000-barrel tank barges, which were delivered in fiscal 2007.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, totaled $4.2 million in the three months ended September 30, 2007 and $2.9 million in the three months ended September 30, 2006.

Financing Cash Flows.  Net cash provided by financing activities was $177.4 million for the three months ended September 30, 2007 compared to $0.8 million of net cash provided by financing activities for the three months ended September 30, 2006.  The primary financing activities for the three month period ended September 30, 2007 were $138.3 million in gross proceeds from the issuance of 3.5 million of new common units in September 2007, $105.0 million of borrowings related to the Smith Maritime Group acquisition which were repaid with the equity offering proceeds.  We also increased our credit line borrowings by $57.9 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and $7.5 million in distributions to partners as described under “—Payment of Distributions” below.  In the three months ended September 30, 2006, the primary financing activities were $4.3 million of borrowings on term loans to finance the construction of new tank barges, a $4.2 million increase in our credit line borrowings, and $6.4 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.70 per unit in respect of the quarter ended June 30, 2007, which was paid on July 24, 2007 to unitholders of record on July 18, 2007.  Additionally, the board declared a quarterly distribution to unitholders of $0.72 per unit in respect of the quarter ended September 30, 2007, payable on November 14, 2007 to unitholders of record on November 8, 2007.

                Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At September 30, 2007, approximately 74% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

                Ongoing Capital Expenditures.  Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $20.5 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $21.5 million in fiscal 2008.  In addition, we anticipate that we will spend $1.0 million annually for other general capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

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

                The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three months ended September 30,
	2007	2006
Maintenance capital expenditures	$4,548	$6,640
Expansion capital expenditures (including acquisitions)	175,955	2,469
Total capital expenditures	$180,503	$9,109
Construction of tank vessels	$12,147	$4,260

In September 2007, we took delivery of a 28,000-barrel tank barge, the DBL 23.  In October 2007, we entered into an agreement with a shipyard to construct a 185,000-barrel articulated tug-barge unit which is expected to be delivered in the fourth quarter of calendar 2009 at a cost of $68.0-$70.0 million.  We also have an agreement for a long-term charter for the unit with a major customer that is expected to commence upon delivery.  The agreement includes an option to build a second unit of similar design and cost.  We also have agreements with shipyards for the construction of nine additional new tank barges. Deliveries are expected as follows:

Date of Agreement	Vessels	Expected Delivery

June 2006	Two 28,000-barrel tank barges	2nd Q fiscal 2008—3rd Q fiscal 2008

August 2006	Two 80,000-barrel tank barges	4th Q fiscal 2008—1st Q fiscal 2009

December 2006	One 80,000-barrel tank barge	1st Q fiscal 2009

June 2007	Four 50,000-barrel tank barges	2nd Q fiscal 2010 — 2nd Q fiscal 2011

October 2007	One 185,000-barrel articulated tug-barge unit	2nd Q fiscal 2010

The above tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $165.0 million, of which $20.2 million has been spent as of September 30, 2007.  We expect to spend approximately $22.0 million during fiscal 2008 on these contracts.

Additionally, we intend to retire, retrofit or replace 28 (including four chartered-in) single-hull tank vessels by December 2014, which at September 30, 2007 represented approximately 26% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels will range from $78.0 million to $80.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

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

Credit Agreement.   We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations.  On August 14, 2007, we amended and restated our revolving credit agreement to provide for (1) an increase in availability to $175.0 million under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45.0 million 364-day senior secured facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  Under certain conditions, we have the right to increase the primary revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million.  On November 7, 2007, we exercised this right and increased the facility by $25.0 million to $200.0 million.  The primary revolving facility and the 364-day facility (when outstanding) are collateralized by a first perfected security interest, subject to permitted liens, on certain of our vessels having a fair market value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding.  These facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on our ratio of total funded debt to EBITDA (as defined in the agreement).  We also incur commitment fees, payable quarterly, on the unused amount of the facility.  On August 14, 2007, we borrowed $67.0 million under the primary revolving facility and $45.0 million under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see “Significant Events” above).

Also on August 14, 2007, we entered into a bridge loan facility for up to $60 million with an affiliate of KeyBank National Association, also in connection with the Smith Maritime Group acquisition.  While outstanding, the bridge loan facility bore interest at an annual rate of LIBOR plus 1.5%, and was to mature on November 12, 2007.  During an event of default, the bridge loan facility provided for interest at an annual rate of LIBOR plus 7.5%.

Both the $45 million 364-day senior secured facility and the $60 million bridge loan were repaid on September 26, 2007 upon our closing of an offering of common units.  See “Common Unit Offering” below.  As of September 30, 2007, we had $152.4 million outstanding on the revolving facility.  We also have a separate revolver with a commercial bank to support our daily cash management; the outstanding balance on this revolver at September 30, 2007 was $2.6 million.

On August 14, 2007 in connection with our acquisition of the Smith Maritime Group, we also assumed two term loans totaling $23.5 million.  The first, in the amount of $19.5 million, bears interest at the same LIBOR-based variable rate as the credit agreement (see “Credit Agreement” above) and is repayable in equal monthly installments of $147,455  plus interest, through August 2018.  The second, in the amount of $4.0 million, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59,269 to $81,320, plus interest, through May 2012.  These loans are collateralized by three tank barges.  We also agreed with the related lending institution to assume the two existing interest rate swaps relating to these two loans.  The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, plus a margin, over the same terms as the loans.

Restrictive Covenants.  The agreements governing the credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).  As of September 30, 2007, we were in compliance with all of our debt covenants.

Common Unit Offering.      On September 26, 2007, the Partnership closed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement.

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

                The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within four to five years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases.  Our capital call was $1.1 million and was paid during calendar year 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the September 30, 2007 balance sheet.

EW Transportation Corp., a predecessor to our Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which we and EW Transportation Corp. participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, we and the other marine transportation companies began rebilling this tax to customers.  For applicable periods prior to 2007, we have accrued an estimated liability using the agreed methodology which is currently under final audit by the New York taxing authority.  In accordance with the agreements entered into in connection with our initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our predecessor companies.

Off-Balance Sheet Arrangements.    There were no off-balance sheet arrangements as of September 30, 2007.

Seasonality

                See discussion under “—General” above.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

New Accounting Pronouncements

On February 16, 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  We adopted FAS 155 as of July 1, 2007, and such adoption did not have any impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 as of July 1, 2007, and such adoption had no impact on our financial position, results of operations or cash flows.

At the date of the adoption, there were no unrecognized tax benefits and consequently no related interest and penalties.  The significant jurisdictions in which we file tax returns and are subject to tax include New York City, Venezuela and Puerto Rico.  The significant jurisdictions in which our corporate subsidiaries file tax returns and are subject to tax include the United States and Canada.  The tax returns filed in the United States and state jurisdictions are subject to examination for the years 2004 through 2007 and in foreign jurisdictions for the years 2005 through 2007.  We have adopted a policy to record tax related interest and penalties under interest expense and general and administrative expenses, respectively.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007, and we are currently analyzing its impact, if any.

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

•                  adverse developments in our marine transportation business; and

•                  the other factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

                Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of September 30, 2007 approximately $132.5 million of our long-term debt bears interest at fixed interest rates ranging from 5.87% to 6.81%.  Borrowings under our credit agreement and certain other term loans, totaling $200.9 million at September 30, 2007, bear interest at a floating rate based on LIBOR which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of September 30, 2007, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $2.0 million annually.

As of September 30, 2007, we had three outstanding interest rate swap agreements which expire over the periods from 2012 to 2018, concurrently with the hedged loans.  As of September 30, 2007, the notional amount of the swaps was $98.2 million, we were paying a weighted average fixed rate of 6.63%, and we were receiving a weighted average variable rate of 6.48%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to this instrument; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 1A.    Risk Factors.

                In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I - Item 1A.   Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect our business, financial condition, results of operations, cash flows or prospects.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 9, 2007			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 9, 2007			By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)