Form 10-Q
period 2007-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-02-11
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

At February 11, 2008, the number of the issuer’s outstanding common units was 10,589,700.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	June 30,
	2007	2007

ASSETS

Current Assets:
Cash and cash equivalents	$1,748	$912
Accounts receivable, net	21,511	20,664
Deferred taxes	1,018	948
Prepaid expenses and other current assets	10,060	5,073
Total current assets	34,337	27,597

Vessels and equipment, net	542,604	358,580
Construction in progress	30,207	13,285
Deferred financing costs, net	2,759	1,106
Goodwill	53,687	16,385
Other assets	28,242	12,861
Total assets	$691,836	$429,814

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$12,246	$9,270
Accounts payable	25,990	17,091
Accrued expenses and other current liabilities	14,035	12,044
Total current liabilities	52,271	38,405

Term loans and capital lease obligations	157,371	137,946
Credit line borrowings	180,350	97,071
Other liabilities	5,302	—
Deferred taxes	3,534	3,739
Total liabilities	398,828	277,161
Non-controlling interest in equity of joint venture	4,275	—

Commitments and contingencies
Partners’ capital	288,733	152,653
Total liabilities and partners’ capital	$691,836	$429,814

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006

Voyage revenue	$80,416	$52,921	$149,361	$105,668
Bareboat charter and other revenue	3,260	3,110	6,076	5,273

Total revenues	83,676	56,031	155,437	110,941

Voyage expenses	19,632	10,465	35,375	22,046
Vessel operating expenses	32,374	24,425	59,891	47,761
General and administrative expenses	7,251	5,256	13,595	10,063
Depreciation and amortization	11,109	8,127	20,765	15,812
Net gain on disposal of vessel	(79)	—	(300)	(16)
Total operating expenses	70,287	48,273	129,326	95,666

Operating income	13,389	7,758	26,111	15,275

Interest expense, net	5,338	3,419	11,158	6,741
Other expense (income), net	(2,168)	(15)	(2,173)	(31)

Income before income taxes	10,219	4,354	17,126	8,565

Provision for income taxes	289	408	525	533
Net income	9,930	3,946	16,601	8,032

Comprehensive income:
Fair market value adjustment for interest rate swaps, net of taxes	(3,202)	78	(5,336)	(1,932)
Foreign currency translation adjustment	(1)	(24)	33	(22)
Comprehensive income	6,727	4,000	11,298	6,078

General partner’s interest in net income	$548	$79	$804	$161

Limited partners’ interest:
Net income	$9,382	$3,867	$15,797	$7,871
Net income per unit - basic	$0.68	$0.39	$1.32	$0.79
- diluted	$0.68	$0.39	$1.31	$0.79
Weighted average units outstanding – basic	13,713	9,940	11,988	9,930
- diluted	13,819	10,015	12,095	10,015

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income	TOTAL
	Common		Subordinated
	Units	$	Units	$
Balance at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653

Issuance of common units under long-term incentive plan	21	661					661

Issuance of common units, net of transaction costs of $6,332	3,500	131,918					131,918

Issuance of common units for the Smith Maritime Group	250	10,235					10,235

Fair market value adjustment for interest rate swap, net of tax benefit of $70						(5,336)	(5,336)

Foreign currency translation adjustment						33	33

Net income		11,680		4,117	804		16,601

Distributions to partners		(12,398)		(4,436)	(1,198)		(18,032)

Balance at December 31, 2007	10,590	$269,818	3,124	$23,403	$290	$(4,778)	$288,733

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,601	$8,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,955	15,955
Payment of drydocking expenditures	(9,928)	(8,523)
Provision for doubtful accounts	119	331
Deferred income taxes	237	184
Net (gain) on sale of vessels	(300)	(16)
Unit-based compensation costs	562	380
Gain on settlement of legal proceedings	(2,073)	—
Other	36	52
Changes in operating working capital:

Accounts receivable	(1,367)	1,120
Prepaid expenses and other current assets	747	1,608
Accounts payable	3,658	2,404
Accrued expenses and other current liabilities	(1,846)	1,189
Other assets	179	(32)
Net cash provided by operating activities	27,580	22,684

Cash flows from investing activities:

Vessel acquisitions	(13,810)	(7,125)
Acquisition of the Smith Maritime Group, net of cash Acquired	(168,923)	—
Capital expenditures	(6,508)	(7,864)
Construction of tank vessels	(22,057)	(14,688)
Investment in joint venture	(1,836)	—
Proceeds on the sale of vessels	962	339
Net cash used in investing activities	(212,172)	(29,338)

Cash flows from financing activities:

Net increase in credit line borrowings	83,279	14,385
Gross proceeds from equity offering	138,250	—
Proceeds from issuance of long-term debt	105,000	11,009
Payments on term loans	(113,774)	(4,240)
Financing costs paid – equity issuance	(6,234)	—
– debt issuance	(1,862)	(158)
Book overdrafts	(1,199)	(1,715)
Distributions to partners	(18,032)	(13,039)
Net cash provided by financing activities	185,428	6,242
Cash and cash equivalents:
Net increase (decrease)	836	(412)
Balance at beginning of the period	912	826

Balance at end of the period	$1,748	$414
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,491	$7,993
Income taxes	$9	$47

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers	$10,235
Debt assumed	$23,511

Purchase of vessel with note payable	$3,000

Receivable from settlement of legal proceedings	$2,073

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.             The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides refined petroleum products marine transportation, distribution, and logistics services in the U.S. domestic marine transportation business.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.  The Partnership met the required tests for early conversion of the first 25% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on February 14, 2007.  The Partnership believes that it has met the required tests for early conversion of the second 25% of subordinated units; therefore, an additional 1,041,250 subordinated units will convert to common units upon payment of the distribution in respect of the quarter ended December 31, 2007, on February 14, 2008.

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.45% general partner interest in the Partnership, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions on limited partner units were $0.72 per unit and $1.42 per unit during the three and six- months ended December 31, 2007, respectively, and were $0.64 per unit and $1.26 per unit during the three and six-months ended December 31, 2006, respectively.  Additional contributions by the general partner to the Partnership upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of December 31, 2007, and for the three and six-month periods ended December 31, 2007 and 2006, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Form 10-K”).  The June 30, 2007 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

2.             Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 106 and 75 for the three months ended December 31, 2007 and 2006, respectively, and 107 and 85 for the six months ended December 31, 2007 and 2006, respectively, due to the dilutive effect of the restricted units.

As required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the period was distributed according to the terms of the partnership agreement.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for reserves.  Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

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

3.             Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”), Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and together with Smith Maritime and Go Big, “the Smith Maritime Group”).  This transaction is part of the Partnership’s business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,352, subject to certain closing balance sheet-related adjustments.  As further described in note 5 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.

Under the purchase method of accounting, the Partnership has included the Smith Maritime Group’s results of operations from August 14, 2007, the acquisition date, through December 31, 2007.  The aggregate recorded purchase price of $203,352 consisted of $169,606 of cash, including $1,467 of direct expenses, $23,511 of assumed debt, and $10,235 representing 250,000 common units valued at their market value on the acquisition date.  The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  The Partnership’s preliminary allocation of the purchase price is as follows.  This allocation has been adjusted at December 31, 2007 to reflect certain vessel purchase options acquired as part of the acquisition.

Current assets	$8,490
Vessels and equipment, net	158,661
Intangible assets	20,115
Goodwill	37,302
Other assets	9
224,577
Liabilities and capital lease obligations	21,225
Total purchase price	$203,352

The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,500, which will be amortized over 20 and 3 years, respectively.  The annual amortization expense for the identifiable intangibles is $903.  A substantial portion of the goodwill is expected to be deductible for tax purposes.  In connection with the acquisition, the Partnership assumed an excise tax liability of $2,705 for which it has been indemnified by the sellers.  This liability was settled by sellers in December 2007 and is no longer reflected in the Partnership’s consolidated balance sheet.

The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date.  Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture newly-formed to own and charter the tank barge, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements.  As a result, the consolidated balance sheet reflects $4,275 for the non-controlling interest in this joint venture at December 31, 2007.  Other income (expense) includes an allocation of $66 for the non-controlling interest’s portion of the joint venture’s net loss.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended December 31, 2007 and 2006 combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period preceding the August 14, 2007 acquisition.  The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and the Smith Maritime Group, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented.  This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at those dates.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007 (actual)	2006	2007	2006
	(unaudited)		(unaudited)

Revenues	$83,676	$70,090	$161,775	$139,455

Net income	$9,930	$5,366	$18,791	$13,066

Basic net income per limited partner unit	$0.68	$0.38	$1.31	$0.94

Fully diluted net income per limited partner unit	$0.68	$0.38	$1.30	$0.93

4.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	December 31, 2007	June 30, 2007

Vessels	$675,631	$475,441
Pier and office equipment	5,760	5,967
	681,391	481,408
Less accumulated depreciation and amortization	(138,787)	(122,828)
Vessels and equipment, net	$542,604	$358,580

Construction in progress	$30,207	$13,285

Depreciation and amortization of vessels and equipment was $10,381 and $7,618 for the three months ended December 31, 2007 and 2006, respectively. Depreciation and amortization of vessels and equipment was $19,462 and $14,828 for the six months ended December 31, 2007 and 2006, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and six months ended December 31, 2007 of $3,033 and $5,908, respectively, and $2,425 and $4,799 for the three and six months ended December 31, 2006, respectively.

In September 2007, the Partnership took delivery of a 28,000-barrel tank barge, the DBL 23, and in December 2007 took delivery of a 28,000-barrel tank barge, the DBL 24.  In October 2007, the Partnership entered into an agreement with a shipyard to construct an 185,000-barrel articulated tug-barge unit.  In December 2007, the Partnership entered into an agreement with a shipyard to construct a 100,000-barrel tank barge.  The Partnership also has agreements with shipyards for the construction of eight additional new tank barges.  Construction in progress at December 31, 2007 comprises expenditures for three 80,000-barrel tank barges, one 50,000-barrel tank barge, one 28,000-barrel tank barge, and one 185,000-barrel articulated tug-barge unit.

5.             Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	December 31, 2007	June 30, 2007

Term loans	$168,226	$145,944
Capital lease obligations	1,391	1,272
Credit line borrowings	180,350	97,071
	349,967	244,287
Less current portion	(12,246)	(9,270)
	$337,721	$235,017

Credit Agreement

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  On August 14, 2007, the Partnership amended and restated its revolving credit agreement to provide for (1) an increase in availability to $175,000 under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  Under certain conditions, the Partnership has the right to increase the primary revolving facility by up to $75,000, to a maximum total facility amount of $250,000.  On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000.  The primary revolving facility is, and the 364-day facility was,  collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275,000 and certain equipment and machinery related to such vessels.  The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of total funded debt to EBITDA (as defined in the agreement).  On August 14, 2007, the Partnership borrowed $67,000 under the primary revolving facility and $45,000 under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see note 3).

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

Both the $45,000 364-day senior secured facility and the $60,000 bridge loan were repaid on September 26, 2007 upon closing of an offering of common units by the Partnership.  See “—Common Unit Offering” below.  As of December 31, 2007, the Partnership had $180,350 outstanding on the revolving facility.  The Partnership also maintains a separate revolver with a commercial bank to support its daily cash management activities; there was no outstanding balance on this revolver at December 31, 2007.

On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, the Partnership also assumed two term loans totaling $23,511.  The first, in the amount of $19,464, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147, plus interest, through August 2018.  The second, in the amount of $4,047, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59 to $81, plus interest, through May 2012.  These loans are collateralized by three tank barges.  The Partnership also agreed with the related lending institution to assume the two existing interest rate swaps relating to these two loans.  The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, plus a margin, over the same terms as the loans.

On November 30, 2007, the Partnership entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104,850 of its credit agreement borrowings for fixed rates, for a term of three years.  The fixed rates to be paid by the Partnership average 4.01% plus the applicable margin.

Common Unit Offering

On September 26, 2007, the Partnership closed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131,918 from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement, including the $45,000 364-day facility, and also the $60,000 bridge loan facility described above.

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

6.             Commitments and Contingencies

As previously reported, in November 2005 one of the Partnership’s tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  In January 2006, submerged oil recovery operations were suspended and a monitoring program, which sought to determine if any recoverable oil could be found on the ocean floor, was begun. In February 2007, the Coast Guard agreed to end the cleanup and response phase, including the Partnership’s obligation to conduct any further monitoring of the area around the spill site. The Partnership’s incident response effort is complete. The Partnership is not aware of any further recovery, cleanup or other costs. However, if any such costs are incurred, they are expected to be paid by the Partnership’s insurers.

The Partnership’s insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65,000 less $60 in total deductibles, and have been pursuing their own financial recovery efforts.  In December 2007, a court made a final determination of liability in this case, resulting in a financial recovery by the Partnership’s insurers, and also by the Partnership.  As a result of the ruling, the Partnership was awarded a reimbursement of certain expenses totaling $2,073, which has been included in other expense (income) in the Partnership’s consolidated statement of operations and in prepaid expenses and other assets in the December 31, 2007 consolidated balance sheet.  This amount was received in January 2008.

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within four to five years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call that it believes will contribute to achievement of the projected required free reserve increases.  The Partnership’s capital call of $1,119 was paid during calendar year 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the December 31, 2007 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, the Partnership and the other marine transportation companies began rebilling this tax to customers.  For applicable periods prior to 2007, the Partnership has accrued an estimated liability using the agreed methodology.  In accordance with the agreements entered into in connection with the Partnership’s initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of the Partnership’s predecessor companies.  The New York taxing authority has completed an audit of all open periods and has issued a proposed assessment which has been substantially accepted by the Partnership.  The Partnership’s final liability is not materially different from the accruals previously recorded and will be paid during the quarter ended March 31, 2008.

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and nine additional new tank barges.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Partnership adopted FIN 48 as of July 1, 2007, and such adoption had no impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS No.141, “Business Combinations”.  FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  The Partnership is currently analyzing the impact, if any, of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“FAS 160”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively.  The Partnership is currently analyzing the impact, if any, of this standard.

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

Demand for our services is driven primarily by demand for refined petroleum products in the East, West and Gulf Coast regions of the United States, including Alaska and Hawaii.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats.  For the fiscal year ended June 30, 2007, our fleet transported approximately 140 million barrels of refined petroleum products for our customers, including BP, Chevron, ConocoPhillips, ExxonMobil and Rio Energy.  We do not assume ownership of any of the products we transport.  During fiscal 2007, we derived approximately 79% of our revenue from longer-term contracts that are generally for periods of one year or more.

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

Significant Events

Acquisition of the Smith Maritime Group

On August 14, 2007, we, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”), Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and, together with Smith Maritime and Go Big “the Smith Maritime Group”).  This transaction is part of our business strategy to expand our fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203.4 million, consisting of $169.6 million of cash, including $1.5 million of direct expenses, $23.5 million of assumed debt and common units valued at approximately $10.2 million.  As further described below, we financed the cash portion of the purchase through additional borrowings under our revolving credit agreement and a bridge loan.

The acquisition of the Smith Maritime Group added eleven petroleum tank barges and ten tugboats, aggregating 777,000 barrels of capacity (of which 669,000 barrels, or 86%, are double-hulled) to our fleet, representing a 22% increase in our barrel-carrying capacity as of the acquisition date.

Under the purchase method of accounting, we allocated the aggregate purchase price of $203.4 million to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  In connection with the acquisition, we assumed an excise tax liability of $2.7 million for which we have been indemnified by the sellers.  This liability was settled by the sellers in December 2007 and is no longer reflected in our consolidated balance sheet.

Acquisition Financing

To finance the acquisition, on August 14, 2007 we amended and restated our revolving credit agreement with KeyBank National Association, as administrative agent and lead arranger, to provide for (1) an increase in availability to $175.0 million under our senior secured revolving credit facility, with an increase in the term to seven years, (2) a $45.0 million 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  We also entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association.  On August 14, 2007, we borrowed $67.0 million under the revolving facility, $45.0 million under the 364-day facility, and $60.0 million under the bridge loan facility to fund the cash portion of the purchase price of the Smith Maritime Group.  See “Liquidity and Capital Resources — Credit Agreement” below for further discussion of these facilities.

Common Unit Offering

On September 26, 2007, we completed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under our credit agreement, including the $45.0 million 364-day facility, and also the $60.0 million bridge loan described above.

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

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Definitions” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for definitions of certain other terms used in our discussion of results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Voyage revenue	$80,416	$52,921	$149,361	$105,668
Bareboat charter and other revenue	3,260	3,110	6,076	5,273
Total revenues	83,676	56,031	155,437	110,941
Voyage expenses	19,632	10,465	35,375	22,046
Vessel operating expenses	32,374	24,425	59,891	47,761
% of voyage and vessel operating expenses to total revenue	62.2%	62.2%	61.3%	62.9%
General and administrative expenses	7,251	5,256	13,595	10,063
% of total revenue	8.7%	9.4%	8.7%	9.1%
Depreciation and amortization	11,109	8,127	20,765	15,812
Net (gain) loss on disposal of vessels	(79)	—	(300)	(16)
Operating income	13,389	7,758	26,111	15,275
% of total revenue	16.0%	13.9%	16.8%	13.8%
Interest expense, net	5,338	3,419	11,158	6,741
Other expense (income), net	(2,168)	(15)	(2,173)	(31)
Income before provision for income taxes	10,219	4,354	17,126	8,565
Provision for income taxes	289	408	525	533
Net income	$9,930	$3,946	$16,601	$8,032

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,987	2,760	7,277	5,520
Days worked	3,558	2,547	6,549	5,064
Scheduled drydocking days	178	80	322	193
Net utilization	89%	92%	90%	92%
Average daily rate	$13,556	$11,971	$13,497	$11,858
Total coastwise net voyage revenue (a)	$48,233	$30,490	$88,394	$60,050
Local
Total tank vessel days	2,279	2,146	4,763	4,426
Days worked	1,857	1,801	3,746	3,486
Scheduled drydocking days	—	41	39	114
Net utilization	81%	84%	79%	79%
Average daily rate	$6,759	$6,644	$6,832	$6,762
Total local net voyage revenue (a)	$12,551	$11,966	$25,592	$23,572

Tank vessel fleet
Total tank vessel days	6,266	4,906	12,040	9,946
Days worked	5,415	4,348	10,295	8,550
Scheduled drydocking days	178	121	361	307
Net utilization	86%	89%	86%	86%
Average daily rate	$11,225	$9,765	$11,072	$9,780
Total fleet net voyage revenue (a)	$60,784	$42,456	$113,986	$83,622

(a)           Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP measure and is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparison below.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Voyage Revenue and Voyage Expenses

Voyage revenue was $80.4 million for the three months ended December 31, 2007, an increase of $27.5 million, or 52%, as compared to voyage revenue of $52.9 million for the three months ended December 31, 2006.  Voyage expenses were $19.6 million for the three months ended December 31, 2007, an increase of $9.1 million, or 87%, as compared to voyage expenses of $10.5 million incurred for the three months ended December 31, 2006.

Net voyage revenue

Net voyage revenue was $60.8 million for the three months ended December 31, 2007, which exceeded net voyage revenue of $42.5 million for the three months ended December 31, 2006 by $18.3 million, or 43%.  In our coastwise trade, net voyage revenue was $48.2 million, an increase of $17.7 million, or 58%, as compared to $30.5 million for the three months ended December 31, 2006.  Net utilization in our coastwise trade was 89% for the three months ended December 31, 2007 as compared to 92% for the three-month period ended December 31, 2006. The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $13.2 million.  Net voyage revenue increased by an additional $3.4 million due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007, (2) the KTC 80, which was in shipyard for most of the fiscal 2007 second quarter and (3) the Columbia, which was purchased and placed in service in September 2007.  Net utilization decreased as a result of increased scheduled drydocking days.  Coastwise average daily rates increased 13% to $13,556 for the three months ended December 31, 2007 from $11,971 for the three months ended December 31, 2006.

Net voyage revenue in our local trade for the three months ended December 31, 2007 increased by $0.6 million, or 5%, to $12.6 million from $12.0 million for the three months ended December 31, 2007.  Local net voyage revenue increased by $2.2 million during the three months ended December 31, 2007 due to the increased number of work days for the new-build barges DBL 27, DBL 22 and DBL 23, which were delivered in January 2007,  June 2007 and September 2007, respectively. This was partially offset by lower net utilization in our local trade which was 81% for the three months ended December 31, 2007, compared to 84% for the three months ended December 31, 2006, impacted by some weakness in the market for certain older, smaller units.  Average daily rates in our local trade increased to $6,759 for the three months ended December 31, 2007 from $6,644 for the comparative prior year period.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $3.3 million for the three months ended December 31, 2007, compared to $3.1 million for the three months ended December 31, 2006.  The Smith Maritime Group contributed $1.5 million of other revenue, which was partially offset by a $0.3 million decrease in revenue from our water treatment plant in Norfolk and a $0.8 million decrease in chartering of tank barges to third parties.

Vessel Operating Expenses

Vessel operating expenses were $32.4 million for the three months ended December 31, 2007 compared to $24.4 million for the three months ended December 31, 2006, an increase of $8.0 million. Voyage and vessel operating expenses as a percentage of total revenues was 62.2% for each of the three months ended December 31, 2007 and 2006.  Vessel labor and related costs increased $4.5 million as a result of contractual  labor  rate increases and a higher average number of employees due to the acquisition of the Smith Maritime Group and operation of the additional barges described under “—Net voyage revenue” above.  Insurance costs and vessel repairs and supplies increased $2.7 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $11.1 million for the three months ended December 31, 2007, an increase of $3.0 million, or 37%, compared to $8.1 million for the three months ended December 31, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended December 31, 2007, an increase of $2.0 million, or 38%, as compared to general and administrative expenses of $5.3 million for the three months ended December 31, 2006.  As a percentage of total revenues, general and administrative expenses were 8.7% for the three month period ended December 31, 2007 and 9.4% for the three month period ended December 31, 2006.  The $2.0 million increase is a result of increased personnel costs resulting from the Smith Maritime Group acquisition, additional headcount to support our growth, and the additional facilities costs of our new offices in Hawaii and Seattle.

Interest Expense, Net

Net interest expense was $5.3 million for the three months ended December 31, 2007, or $1.9 million higher than the $3.4 million incurred in the three months ended December 31, 2006.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended December 31, 2007, this rate was 2.8% as compared to a rate of 9.4% for the three months ended December 31, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended December 31, 2007 was lower than the comparable prior year period because a smaller portion of our pre-tax income was attributable to our corporate subsidiaries compared to the quarter ended December 31, 2006.

Net income

Net income was $9.9 million for the three months ended December 31, 2007, an increase of $6.0 million compared to net income of $3.9 million for the three months ended December 31, 2006.  This increase resulted primarily from a $5.6 million increase in operating income, a $2.2 million increase in other income (expense) and a $0.1 million decrease in provision for income taxes; partially offset by a $1.9 million increase in interest expense.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Voyage Revenue and Voyage Expenses

Voyage revenue was $149.4 million for the six months ended December 31, 2007, an increase of $43.7 million, or 41%, as compared to voyage revenue of $105.7 million for the six months ended December 31, 2006.  Voyage expenses were $35.4 million for the six months ended December 31, 2007, an increase of $13.4 million, or 61%, as compared to voyage expenses of $22.0 million incurred for the six months ended December 31, 2006.

Net voyage revenue

Net voyage revenue was $114.0 million for the six months ended December 31, 2007, which exceeded net voyage revenue of $83.6 million for the six months ended December 31, 2006 by $30.4 million, or 36%.  In our coastwise trade, net voyage revenue was $88.4 million for the six months ended December 31, 2007, an increase of $28.3 million, or 47%, as compared to $60.1 million in the six months ended December 31, 2006.  The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $19.0 million.  Net voyage revenue increased by an additional $7.5 million due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007, (2) the DBL 151, which was in the shipyard for an extended stay in the prior fiscal period  (3) the DBL 134, which was in shipyard being coupled with the Irish Sea in the prior fiscal period (4) the Columbia, which was purchased and placed in service in September 2007 ..  Net utilization in our coastwise trade was 90% for the six-month period ended December 31, 2007 as compared to 92% for the six month period ended December 31, 2006.  Net utilization decreased as a result of increased scheduled drydocking days and unscheduled repair days.  Average daily rates in the coastwise trade increased 14% to $13,497 for the six months ended December 31, 2007 from $11,858 for the six months ended December 31, 2006.

Net voyage revenue in our local trade for the six months ended December 31, 2007 increased by $2.0 million, or 8%, to $25.6 million from $23.6 million for the six months ended December 31, 2006.  Local net voyage revenue increased by $3.9 million during the six months ended December 31, 2007 due to the increased number of work days for the new-build barges DBL 27, DBL 22 and DBL 23, which were delivered in January 2007, June 2007 and September 2007, respectively.  Net utilization in our local trade was 79% for the six months ended December 31, 2007 and 2006.  Average daily rates in our local trade increased 1% to $6,832 for the six months ended December 31, 2007 from $6,762 for the comparative prior year.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $6.1 million for the six months ended December 31, 2007, compared to $5.3 million for the six months ended December 31, 2006.  The Smith Maritime Group contributed $2.1 million of other revenue, and $0.3 million was contributed by a small lube oil operation purchased in the fall of 2006. This was partially offset by a $1.8 million decrease in chartering of tank barges to third parties.

Vessel Operating Expenses

Vessel operating expenses were $59.9 million for the six months ended December 31, 2007 compared to $47.8 million for the six months ended December 31, 2006, an increase of $12.1 million.  Voyage and vessel operating expenses as a percentage of total revenues decreased to 61.3% for the six months ended December 31, 2007 from 62.9% for the six months ended December 31, 2006.  This percentage has decreased as a result of the aggregate impact of the addition of newer, larger double hulled vessels, which produce a greater contribution margin, and our purchase of additional tugboats, which has reduced reliance on more expensive outside tug chartering.  Vessel labor and related costs increased $7.8 million as a result of contractual  labor  rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above.   Insurance costs and vessel repairs and supplies increased $4.7 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $20.8 million for the six months ended December 31, 2007, an increase of $5.0 million, or 32%, compared to $15.8 million for the six months ended December 31, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the six months ended December 31, 2007, an increase of $3.5 million, as compared to general and administrative expenses of $10.1 million for the six months ended December 31, 2006.  As a percentage of total revenues, general and administrative expenses decreased to 8.7% for the six months ended December 31, 2007 from 9.1% for the six months ended December 31, 2006.  The $3.5 million increase is a result of increased personnel costs resulting from the Smith Maritime Group acquisition, additional increased headcount to support our growth, and the additional facilities costs of our new offices in Philadelphia, Hawaii, and Seattle.

Interest Expense, Net

Net interest expense was $11.2 million for the six months ended December 31, 2007, or $4.5 million higher than the $6.7 million incurred in the six months ended December 31, 2006.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels.  In addition, $1.1 million of interest expense was incurred for bridge financing in connection with the Smith Maritime Group acquisition.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the six months ended December 31, 2007, this rate was 3.1% as compared to a rate of 6.2% for the six months ended December 31, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the six months ended December 31, 2007 was lower than the comparable prior year period due to a smaller portion of our pre-tax income being attributable to our corporate subsidiaries compared to the six months ended December 31, 2006.

Net Income

Net income was $16.6 million for the six months ended December 31, 2007, an increase of $8.6 million compared to net income of $8.0 million for the six months ended December 31, 2006.  This increase resulted primarily from a $10.8 million increase in operating income and a $2.1 million increase in other income (expense), partially offset by a $4.4 million increase in interest expense.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $27.6 million for the six months ended December 31, 2007, an increase of $4.9 million compared to $22.7 million for the six months ended December 31, 2006.  The increase resulted from $11.2 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, partially offset by a $4.9 million negative impact from working capital changes and a $1.4 million increase in drydocking expenditures.  During the six-month period ended December 31, 2006, our working capital decreased primarily due to an increase in accounts payable and accrued expenses as a result of an increase in operating expenditures for our expanded fleet, and a decrease in prepaid expenses and other current assets as a result of collection of claims receivables.

Investing Cash Flows.  Net cash used in investing activities totaled $212.2 million for the six months ended December 31, 2007, compared to $29.3 million used during the six months ended December 31, 2006.  The six months ended December 31, 2007 included the $168.9 million cash portion of the purchase price for the Smith Maritime Group.  Vessel acquisitions for the six months ended December 31, 2007 included $13.8 million to acquire two existing barges and two existing tugs; the seller issued a $3.0 million note on one of the barge purchases, which was paid in November 2007.  Vessel acquisitions totaled $7.1 million for the six months ended December 31, 2006, which were related to the purchase of three tugboats and the purchase of certain small tank vessels and tugboats.  Tank vessel construction in the six months ended December 31, 2007 aggregated $22.1 million and included progress payments on the construction of three 80,000-barrel tank barges, three new 28,000-barrel tank barges, a new 50,000-barrel tank barge and a new 185,000—barrel articulated tug-barge unit.  Tank vessel construction of $14.7 million in the comparative prior year period included progress payments on construction of a new 100,000-barrel tank barge, two new 80,000-barrel tank barges and six new 28,000-barrel tank barges. Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, tank renovations of a tank barge and improvements on a newly purchased tug, totaled $6.5 million in the six months ended December 31, 2007.  Capital expenditures of $7.9 million in the six months ended December 31, 2006 included coupling tugboats to our newbuild tank barges and the rebuilding of one of our larger tank barges.

Financing Cash Flows.  Net cash provided by financing activities was $185.4 million for the six months ended December 31, 2007 compared to $6.2 million of net cash provided by financing activities for the six months ended December 31, 2006.  The primary financing activities for the six month period ended December 31, 2007 were $138.3 million in gross proceeds from the issuance of 3.5 million new common units in September 2007, and $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds.  We also increased our credit line borrowings by $83.3 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and paid $18.0 million in distributions to partners as described under “—Payment of Distributions” below.  In the six months ended December 31, 2006, the primary financing activities were $11.0 million of borrowings on term loans to finance the construction of new tank barges, a $14.4 million increase in our credit line borrowings, and $13.0 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.70 per unit in respect of the quarter ended June 30, 2007, which was paid on July 24, 2007 to unitholders of record on July 18, 2007.  The board declared a quarterly distribution to unitholders of $0.72 per unit in respect of the quarter ended September 30, 2007, which was paid on November 14, 2007 to unitholders of record on November 8, 2007.  Additionally, the board declared a quarterly distribution of $0.74 per unit in respect of the quarter ended December 31, 2007, payable on February 14, 2008 to unitholders of record on February 8, 2008.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At December 31, 2007, approximately 74% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended December 31,
	2007	2006
Maintenance capital expenditures	$10,171	$14,546
Expansion capital expenditures (including acquisitions)	188,998	8,966
Total capital expenditures	$199,169	$23,512
Construction of tank vessels	$22,057	$14,688

In September 2007 and December 2007, we took delivery of two 28,000-barrel tank barges, the DBL 23 and DBL 24.  In October 2007, we entered into an agreement with a shipyard to construct a 185,000-barrel articulated tug-barge unit, which is expected to be delivered in the fourth quarter of calendar 2009 at a cost of $68.0 million to $70.0 million.  We also have an agreement for a long-term charter for the unit with a major customer that is expected to commence upon delivery.  The shipyard agreement includes an option to build a second unit of similar design and cost.  In December 2007, we entered into an agreement with a shipyard to construct a 100,000-barrel tank barge.  In total, we have agreements with shipyards for the construction of nine additional new tank barges.  Deliveries are expected as follows:

Date of Agreement	Vessels	Expected Delivery
June 2006	One 28,000 barrel tank barge	3rd Q fiscal 2008
August 2006	Two 80,000-barrel tank barges	4th Q fiscal 2008—1st Q fiscal 2009
December 2006	One 80,000-barrel tank barge	1st Q fiscal 2009
June 2007	Four 50,000-barrel tank barges	2nd Q fiscal 2010 – 2nd Q fiscal 2011
October 2007	One 185,000-barrel articulated tug-barge unit	2nd Q fiscal 2010
December 2007	One 100,000-barrel tank barge	2nd Q fiscal 2010

The above tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $175.0 million, of which $30.2 million has been spent as of December 31, 2007.  We expect to spend approximately $26.0 million during the remainder of fiscal 2008 on these contracts.

Additionally, we intend to retire, retrofit or replace 27 (including four chartered-in) single-hull tank vessels by December 2014, which at December 31, 2007 represented approximately 26% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels will range from $78.0 million to $80.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

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

We believe that cash flows from operations and borrowings under our credit agreement, described below, plus our access to the long-term debt and equity markets, will be sufficient to meet our liquidity needs for the next 12 months and for the long-term.

Credit Agreement.  We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations.  On August 14, 2007, we amended and restated our revolving credit agreement to provide for (1) an increase in availability to $175.0 million under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45.0 million 364-day senior secured facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  Under certain conditions, we have the right to increase the primary revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million.  On November 7, 2007, we exercised this right and increased the facility by $25.0 million to $200.0 million.  The primary revolving facility is, and the 364-day facility was,  collateralized by a first perfected security interest, subject to permitted liens, on certain of our vessels having a fair market value equal to at least 1.25 times the amount of the obligations (including letters of credit) outstanding.  The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on our ratio of total funded debt to EBITDA (as defined in the agreement).  We also incur commitment fees, payable quarterly, on the unused amount of the facility.  On August 14, 2007, we borrowed $67.0 million under the primary revolving facility and $45.0 million under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see “Significant Events” above).

Also on August 14, 2007, we entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association, also in connection with the Smith Maritime Group acquisition.  While outstanding, the bridge loan facility bore interest at an annual rate of LIBOR plus 1.5%, and was to mature on November 12, 2007.  During an event of default, the bridge loan facility provided for interest at an annual rate of LIBOR plus 7.5%.

Both the $45.0 million 364-day senior secured facility and the $60.0 million bridge loan were repaid on September 26, 2007 upon our closing of an offering of common units.  See “—Common Unit Offering” below.  As of December 31, 2007, we had $180.4 million outstanding on the revolving facility.  We also have a separate revolver with a commercial bank to support our daily cash management; there were no borrowings outstanding on this revolver at December 31, 2007.

On August 14, 2007, in connection with our acquisition of the Smith Maritime Group, we also assumed two term loans totaling $23.5 million.  The first, in the amount of $19.5 million, bears interest at the same LIBOR-based variable rate as the credit agreement and is repayable in equal monthly installments of $147,455  plus interest, through August 2018.  The second, in the amount of $4.0 million, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59,269 to $81,320, plus interest, through May 2012.  These loans are collateralized by three tank barges.  We also agreed with the related lending institution to assume the two existing interest rate swaps relating to these two loans.  The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, plus a margin, over the same terms as the loans.

On November 30, 2007, we entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104.9 million of our credit agreement borrowings for fixed rates, for a term of three years.  The fixed rates to be paid by us average 4.01% plus the applicable margin.

Restrictive Covenants.  The agreements governing the credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).  As of December 31, 2007, we were in compliance with all of our debt covenants.

Common Unit Offering.  On September 26, 2007, the Partnership completed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement.

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

As previously reported, in November 2005 one of our tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product.  In January 2006, submerged oil recovery operations were suspended and a monitoring program, which sought to determine if any recoverable oil could be found on the ocean floor, was begun. In February 2007, the Coast Guard agreed to end the cleanup and response phase, including our obligation to conduct any further monitoring of the area around the spill site. Our incident response effort is complete. We are not aware of any further recovery, cleanup or other costs. However, if any such costs are incurred, they are expected to be paid by our insurers.

Our insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65 million less $60,000 in total deductibles, and have been pursuing their own financial recovery efforts.  In December 2007, a court made a final determination of liability in this case, resulting in a defined financial recovery by our insurers, and also by us.  As a result of the ruling, we were awarded a reimbursement of certain expenses totaling $2.1 million, which has been included in other expense (income) in our consolidated statement of operations and in prepaid expenses and other assets in the December 31, 2007 consolidated balance sheet.  This amount was received in January 2008.

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases.  Our capital call was $1.1 million and was paid during calendar year 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the December 31, 2007 balance sheet.

EW Transportation Corp., a predecessor to our Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which we and EW Transportation Corp. participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, we and the other marine transportation companies began rebilling this tax to customers.  For applicable periods prior to 2007, we have accrued an estimated liability using the agreed methodology.  In accordance with the agreements entered into in connection with our initial public offering in January 2004, any liability resulting from the PBT prior to January 14, 2004 (the effective date of the offering) is a retained liability of our predecessor companies.  The New York taxing authority has completed an audit of all open periods and has issued a proposed assessment which has been substantially accepted by us.  Our final liability is not materially different from the accruals previously recorded and will be paid during the quarter ended March 31, 2008.

Off-Balance Sheet Arrangements.    There were no off-balance sheet arrangements as of December 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 as of July 1, 2007, and such adoption had no impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS No.141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  We are currently analyzing its impact, if any.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“FAS 160”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively.  We are currently analyzing its impact, if any.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of December 31, 2007 approximately $229.4 million of our long-term debt bore interest at fixed interest rates ranging from 5.26% to 6.81%.  Borrowings under a portion of our credit agreement and certain other term loans, totaling $120.6 million at December 31, 2007, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of December 31, 2007, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.2 million annually.

As of December 31, 2007, we had six outstanding interest rate swap agreements that expire over the periods from 2012 to 2018, concurrently with the hedged loans.  As of December 31, 2007, the notional amount of the swaps was $200.9 million, we were paying a weighted average fixed rate of 5.92%, and we were receiving a weighted average variable rate of 6.36%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.        Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I – Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.        Exhibits.

Exhibit Number		Description
3.1.1*	—

Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).

3.1.2*	—

Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).

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

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

By:	K-SEA GENERAL PARTNER LLC,
its general partner

Date: February 11, 2008	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: February 11, 2008	By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)