Form 10-Q
period 2008-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-05-12
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐ NO  ☒

At May 12, 2008, the number of the issuer’s outstanding common units was 11,633,200.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007
Unaudited Consolidated Statements of Operations for the three and nine-month periods ended March 31, 2008 and 2007
Unaudited Consolidated Statement of Partners’ Capital for the nine-month period ended March 31, 2008
Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2008 and 2007
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	June 30,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$300	$912
Accounts receivable, net	23,308	20,664
Deferred taxes	1,103	948
Prepaid expenses and other current assets	14,550	5,073
Total current assets	39,261	27,597

Vessels and equipment, net	553,233	358,580
Construction in progress	33,924	13,285
Deferred financing costs, net	2,673	1,106
Goodwill	54,703	16,385
Other assets	27,583	12,861
Total assets	$711,377	$429,814

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$12,517	$9,270
Accounts payable	24,839	17,091
Accrued expenses and other current liabilities	16,662	12,044
Total current liabilities	54,018	38,405

Term loans and capital lease obligations	164,564	137,946
Credit line borrowings	194,988	97,071
Other liabilities	12,300	—
Deferred taxes	3,774	3,739
Total liabilities	429,644	277,161
Non-controlling interest in equity of joint venture	4,489	—

Commitments and contingencies
Partners’ capital	277,244	152,653
Total liabilities and partners’ capital	$711,377	$429,814

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

For the Three Months Ended March 31,	For the Nine Months Ended March 31,
2008	2007	2008	2007

Voyage revenue	$77,644	$53,807	$227,005	$159,475
Bareboat charter and other revenue	3,105	1,823	9,181	7,096

Total revenues	80,749	55,630	236,186	166,571

Voyage expenses	20,502	10,592	55,877	32,638
Vessel operating expenses	31,111	23,614	91,002	71,375
General and administrative expenses	7,570	5,236	21,165	15,299
Depreciation and amortization	11,280	8,405	32,045	24,217
Net loss (gain) on disposal of vessels	3	182	(297)	166
Total operating expenses	70,466	48,029	199,792	143,695

Operating income	10,283	7,601	36,394	22,876

Interest expense, net	4,892	3,485	16,050	10,226
Other expense (income), net	271	(15)	(1,902)	(46)

Income before income taxes	5,120	4,131	22,246	12,696

Provision (benefit) for income taxes	(147)	135	378	668
Net income	5,267	3,996	21,868	12,028

Comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes	(6,912)	(286)	(12,248)	(2,218)
Foreign currency translation adjustment	(27)	1	6	(21)
Comprehensive income (loss)	(1,672)	3,711	9,626	9,789

General partner’s interest in net income	$77	$80	$458	$241

Limited partners’ interest:
Net income	$5,190	$3,916	$21,410	$11,787
Net income per unit	- basic	$0.38	$0.39	$1.70	$1.19
- diluted	$0.38	$0.39	$1.69	$1.18
Weighted average units outstanding	–	basic	13,714	9,941	12,560	9,934
-	diluted	13,819	10,015	12,665	10,015

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

						Accumulated
						Other
	Limited Partners					Comprehensive
	Common		Subordinated		General Partner	Income	TOTAL
	Units	$	Units	$
Balance at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653
Issuance of common units under long-term incentive plan	23	725					725
Issuance of common units, net of transaction costs of $6,332	3,500	131,918					131,918
Issuance of common units for the Smith Maritime Group (note 3)	250	11,298					11,298
Conversion of subordinated units to common units, net of tax related adjustments (note 1)	1,041	3,493	(1,041)	(3,493)
Fair market value adjustment for interest rate swap, net of tax benefit of $155						(12,248)	(12,248)
Foreign currency translation adjustment						6	6
Net income		16,672		4,738	458		21,868
Distributions to partners		(20,234)		(6,748)	(1,994)		(28,976)
Balance at March 31, 2008	11,633	$271,594	2,083	$18,219	$(852)	$(11,717)	$277,244

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		For the Nine Months
		Ended March 31,
		2008	2007
	Cash flows from operating activities:
	Net income	$21,868	$12,028

	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	32,410	24,436
	Payment of drydocking expenditures	(15,362)	(13,134)
	Provision for doubtful accounts	171	442
	Deferred income taxes	464	219
	Net loss (gain) on sale of vessels	(297)	166
	Unit-based compensation costs	865	568
	Gain on settlement of legal proceedings	(2,073)	—
	Other	179	86
	Changes in operating working capital:

	Accounts receivable	(3,107)	495
	Prepaid expenses and other current assets	(8,526)	2,673
	Accounts payable	3,162	978
	Accrued expenses and other current liabilities	3,247	890
	Other assets	74	(422)
	Net cash provided by operating activities	33,075	29,425

	Cash flows from investing activities:

	Vessel acquisitions	(18,875)	(7,125)
	Acquisition of the Smith Maritime Group, net of cash acquired	(168,863)	—
	Capital expenditures	(10,198)	(9,627)
	Construction of tank vessels	(35,228)	(23,988)
	Proceeds from settlement of legal proceedings	2,073	—
	Investment in joint venture	(1,836)	—
	Proceeds on the sale of vessels	1,612	464
	Net cash used in investing activities	(231,315)	(40,276)

	Cash flows from financing activities:

	Net increase in credit line borrowings	97,917	22,178
	Gross proceeds from equity offering	138,250	—
	Proceeds from issuance of long-term debt	125,425	14,891
	Payments on term loans	(126,265)	(5,739)
Financing costs paid	– equity issuance	(6,234)	—
	– debt issuance	(1,905)	(277)
	Book overdrafts	(584)	(1,049)
	Distributions to partners	(28,976)	(19,959)
	Net cash provided by financing activities	197,628	10,045
	Cash and cash equivalents:
	Net (decrease)	(612)	(806)
	Balance at beginning of the period	912	826
	Balance at end of the period	$300	$20
	Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest, net of amounts capitalized	$16,597	$10,793
	Income taxes	$373	$62

	Supplemental disclosure of non-cash investing and financing activities:
	Acquisition of the Smith Maritime Group:
	Value of common units issued to sellers	$11,298
	Debt assumed	$23,511

	Purchase of vessel with note payable	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.                                      The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides refined petroleum products marine transportation, distribution, and logistics services in the U.S. domestic marine transportation business.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If the Partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.  The Partnership met the required tests for early conversion of the first 50% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on each of February 14, 2007 and February 14, 2008.

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.45% general partner interest in the Partnership, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions on limited partner units were $0.74 per unit and $2.16 per unit during the three and nine- months ended March 31, 2008, respectively, and were $0.66 per unit and $1.92 per unit during the three and nine-months ended March 31, 2007, respectively.  Additional contributions by the general partner to the Partnership upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of March 31, 2008, and for the three and nine-month periods ended March 31, 2008 and 2007, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “Form 10-K”).  The June 30, 2007 financial information included in this report has been derived from audited consolidated financial statements included in the Form 10-K.

The Partnership’s unaudited consolidated statement of partners’ capital includes a revision to correct the classification of $4,676 related to the allocation of a deferred tax benefit from common limited partners capital to subordinated limited partners capital.  Such revision is included in the line item “Conversion of subordinated units to common units, net of tax related adjustments” in such statement.

2.                                      Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 105 and 74 for the three months ended March 31, 2008 and 2007, respectively, and 105 and 81 for the nine months ended March 31, 2008 and 2007, respectively, due to the dilutive effect of the restricted units.

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

As described in note 1 above, the general partner’s incentive distribution rights also entitle it to receive an increasing percentage of distributions, above its nominal ownership percentage, when the quarterly cash distribution exceeds $0.55 per unit.  Under EITF 03-6, the impact of these increasing percentages is reflected in the calculation of the general partner’s interest in quarterly net income when such net income exceeds $0.55 per unit.

3.                                      Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”), Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and together with Smith Maritime and Go Big, the “Smith Maritime Group”).  This transaction is part of the Partnership’s business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,672.  As further described in note 5 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.

Under the purchase method of accounting, the Partnership has included the Smith Maritime Group’s results of operations from August 14, 2007, the acquisition date, through March 31, 2008.  The aggregate recorded purchase price of $203,672 consisted of $168,863 of cash, including $1,478 of direct expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement.  The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  Such purchase price was in excess of the net assets acquired because the Partnership believes that the cash flows generated from the acquired business will be accretive.  The Partnership’s preliminary allocation of the purchase price is as follows.  This allocation has been revised at March 31, 2008 from previously reported amounts to reflect an increase in goodwill of $1,062 to correct the amount relating to the fair value of the common units issued as part of the purchase price.  This also resulted in a corresponding increase in partners’ capital.

Current assets	$7,807
Vessels and equipment, net	158,661
Intangible assets	20,115
Goodwill	38,318
Other assets	9
224,910
Liabilities and capital lease obligations	21,238
Total purchase price	$203,672

The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,500, which will be amortized over 20 and 3 years, respectively.  The annual amortization expense for the identifiable intangibles is $903.  A substantial portion of the goodwill is expected to be deductible for tax purposes.

The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date.  Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture newly-formed to own and charter the tank barge, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements.  As a result, the consolidated balance sheet reflects $4,489 for the non-controlling interest in this joint venture at March 31, 2008.  Other income (expense) includes an allocation of $228 for the non-controlling interest’s portion of the joint venture’s net income. The joint venture has a term loan that is collateralized by the related tank barge.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended March 31, 2008 and 2007 combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period preceding the August 14, 2007 acquisition.  The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and the Smith Maritime Group, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented.  This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at those dates.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008
	(actual)	2007	2008	2007
	(unaudited)		(unaudited)
Revenues	$80,749	$69,582	$242,524	$209,037
Net income	$5,267	$6,784	$24,058	$19,850
Basic net income per limited partner unit	$0.38	$0.49	$1.72	$1.43
Fully diluted net income per limited partner unit	$0.38	$0.49	$1.71	$1.42

4.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	March 31, 2008	June 30, 2007
Vessels	$669,420	$475,441
Pier and office equipment	5,586	5,967
	675,006	481,408
Less accumulated depreciation and amortization	(121,773)	(122,828)
Vessels and equipment, net	$553,233	$358,580

Construction in progress	$33,924	$13,285

Depreciation and amortization of vessels and equipment was $10,545 and $7,895 for the three months ended March 31, 2008 and 2007, respectively. Depreciation and amortization of vessels and equipment was $29,988 and $22,723 for the nine months ended March 31, 2008 and 2007, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended March 31, 2008 of $3,110 and $9,005, respectively, and $2,476 and $7,275 for the three and nine months ended March 31, 2007, respectively.

In September 2007, the Partnership took delivery of a 28,000-barrel tank barge, the DBL 23; in December 2007 took delivery of a 28,000-barrel tank barge, the DBL 24; and in March 2008 took delivery of a 28,000-barrel tank barge, the DBL 25.  In October 2007, the Partnership entered into an agreement with a shipyard to construct an 185,000-barrel articulated tug-barge unit, and in December 2007, the Partnership entered into an agreement with a shipyard to construct a 100,000-barrel tank barge.  The Partnership also has agreements with shipyards for the construction of seven additional new tank barges.  Construction in progress at March 31, 2008 comprises expenditures for three 80,000-barrel tank barges, four 50,000-barrel tank barges, the 100,000-barrel tank barge, and the 185,000-barrel articulated tug-barge unit.

5.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	March 31, 2008	June 30, 2007

Term loans	$175,870	$145,944
Capital lease obligations	1,211	1,272
Credit line borrowings	194,988	97,071
	372,069	244,287
Less current portion	(12,517)	(9,270)
	$359,552	$235,017

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

Both the $45,000 364-day senior secured facility and the $60,000 bridge loan were repaid on September 26, 2007 upon closing of an offering of common units by the Partnership.  See “—Common Unit Offering” below.  As of March 31, 2008, the Partnership had $192,850 outstanding on the revolving facility.  The Partnership also maintains a separate revolver with a commercial bank to support its daily cash management activities. The outstanding balance on this revolver at March 31, 2008 was $2,138.

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

On February 22, 2008, the Partnership closed a new ten-year, $5,425 term loan to finance purchase of a tugboat.  The loan bears interest at 6.15%, and is repayable in monthly installments of $46 with a final payment at maturity of $2,417.  The loan is collateralized by the related tugboat.  The principal balance of the loan was $5,425 at March 31, 2008.

On April 30, 2008, the Partnership closed three new ten-year term loans totaling $26,350.  These loans bear interest at a weighted average rate of 6.17%, and are repayable in monthly installments of $225 with a final payment at maturity of $11,709.  The loans are collateralized by three tank barges.  The proceeds of these loans were used to repay borrowings under the revolving credit facility, except for $15,000 which was used to repay an advance on such loans which was taken on March 21, 2008 concurrent with repayment of a separate term loan which matured on March 24, 2008.  The $15,000 advance bore interest at a rate of LIBOR plus 1.50%.

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

The Partnership’s insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65,000 less $60 in total deductibles.  In December 2007, a court made a final determination of liability in this case, resulting in a financial recovery by the Partnership’s insurers, and also by the Partnership.  As a result of the ruling, the Partnership was awarded a reimbursement of certain expenses totaling $2,073, which is included in other expense (income) in the Partnership’s consolidated statements of operations.  The Partnership received payment in the quarter ended March 31, 2008.

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within four to five years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides the Partnership’s protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call that it believes will contribute to achievement of the projected required free reserve increases.  The Partnership’s capital call of $1,119 was paid during calendar year 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, the Partnership has an interest in the WOE’s free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the March 31, 2008 balance sheet.

EW Transportation Corp., a predecessor to the Partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which EW Transportation Corp. and the Partnership participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, the Partnership and the other marine transportation companies began rebilling this tax to customers.  The New York taxing authority has completed an audit of all open periods prior to 2007 and has issued a proposed assessment which has been substantially accepted by the Partnership.  The Partnership’s final liability was paid during January 2008.

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and eight additional new tank barges.

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

7.                                      Income taxes

                                                The Partnership recognized a benefit for income taxes of $147 for the quarter ended March 31, 2008.  This benefit was primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns filed.

8.                                      New Accounting Pronouncements

On February 16, 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Partnership adopted FAS 155 as of July 1, 2007, and such adoption did not have any impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Partnership adopted FIN 48 as of July 1, 2007, and such adoption did not have any impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS No.141, “Business Combinations.”  FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  The Partnership is currently analyzing the impact, if any, of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“FAS 160”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively.  The Partnership is currently analyzing the impact, if any, of this standard.

In February 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-04, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-04”).  EITF 07-04 applies to master limited partnerships that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions.  The master limited partnership is required to apply the two-class method of computing earnings per unit.  The objective of this Issue is to improve the comparability of earnings per unit calculations for master limited partnerships with incentive distribution rights.  EITF 07-04 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Partnership is currently analyzing the impact, if any, of this issue.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  The Partnership is currently analyzing the impact, if any, of this standard.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of refined petroleum product marine transportation, distribution and logistics services in the United States domestic marine transportation business.  We currently operate a fleet of 74 tank barges, one tanker and 58 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.4 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  Approximately 75% of our barrel-carrying capacity is double-hulled, and we are permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Significant Events

Acquisition of the Smith Maritime Group

On August 14, 2007, we, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”), Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and, together with Smith Maritime and Go Big, the “Smith Maritime Group”).  This transaction is part of our business strategy to expand our fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203.7 million, consisting of $168.9 million of cash, including $1.5 million of direct expenses, $23.5 million of assumed debt and common units valued at approximately $11.3 million.  As further described below, we financed the cash portion of the purchase through additional borrowings under our revolving credit agreement and a bridge loan.

The acquisition of the Smith Maritime Group added eleven petroleum tank barges and ten tugboats, aggregating 777,000 barrels of capacity (of which 669,000 barrels, or 86%, are double-hulled) to our fleet, representing a 22% increase in our barrel-carrying capacity as of the acquisition date.

Under the purchase method of accounting, we allocated the aggregate purchase price of $203.7 million to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  Such purchase price was in excess of the net assets acquired because we believe that the cash flows generated from the acquired business will be accretive.

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

•                  Net voyage revenue.  Net voyage revenue is equal to voyage revenue less voyage expenses. As explained above, the amount of voyage expenses we incur for a particular contract depends upon the form of the contract. Therefore, in comparing revenues between reporting periods, we use net voyage revenue to improve the comparability of reported revenues that are generated by the different forms of contracts. Since net voyage revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under “Voyage Revenue and Voyage Expenses” below.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Voyage revenue	$77,644	$53,807	$227,005	$159,475
Bareboat charter and other revenue	3,105	1,823	9,181	7,096
Total revenues	80,749	55,630	236,186	166,571
Voyage expenses	20,502	10,592	55,877	32,638
Vessel operating expenses	31,111	23,614	91,002	71,375
% of voyage and vessel operating expenses to total revenue	63.9%	61.5%	62.2%	62.4%
General and administrative expenses	7,570	5,236	21,165	15,299
% of total revenue	9.4%	9.4%	9.0%	9.2%
Depreciation and amortization	11,280	8,405	32,045	24,217
Net (gain) loss on disposal of vessels	3	182	(297)	166
Operating income	10,283	7,601	36,394	22,876
% of total revenue	12.7%	13.7%	15.4%	13.7%
Interest expense, net	4,892	3,485	16,050	10,226
Other expense (income), net	271	(15)	(1,902)	(46)
Income before income taxes	5,120	4,131	22,246	12,696
Provision (benefit) for income taxes	(147)	135	378	668
Net income	$5,267	$3,996	$21,868	$12,028

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,913	2,700	11,190	8,220
Days worked	3,201	2,435	9,750	7,499
Scheduled drydocking days	266	98	588	291
Net utilization	82%	90%	87%	91%
Average daily rate	$13,784	$12,772	$13,591	$12,155
Total coastwise net voyage revenue (a)	$44,122	$31,099	$132,516	$91,149
Local
Total tank vessel days	2,245	2,183	7,008	6,609
Days worked	1,812	1,791	5,558	5,277
Scheduled drydocking days	54	49	93	163
Net utilization	81%	82%	79%	80%
Average daily rate	$7,185	$6,765	$6,947	$6,763
Total local net voyage revenue (a)	$13,020	$12,116	$38,612	$35,688

Tank vessel fleet
Total tank vessel days	6,158	4,883	18,198	14,829
Days worked	5,013	4,226	15,308	12,776
Scheduled drydocking days	320	147	681	454
Net utilization	81%	87%	84%	86%
Average daily rate	$11,399	$10,226	$11,179	$9,928
Total fleet net voyage revenue (a)	$57,142	$43,215	$171,128	$126,837

(a)           Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP measure and is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Voyage Revenue and Voyage Expenses

Voyage revenue was $77.6 million for the three months ended March 31, 2008, an increase of $23.8 million, or 44%, as compared to voyage revenue of $53.8 million for the three months ended March 31, 2007.  Voyage expenses were $20.5 million for the three months ended March 31, 2008, an increase of $9.9 million, or 93%, as compared to voyage expenses of $10.6 million incurred for the three months ended March 31, 2007.

Net voyage revenue

Net voyage revenue was $57.1 million for the three months ended March 31, 2008, which exceeded net voyage revenue of $43.2 million for the three months ended March 31, 2007 by $13.9 million, or 32%.  In our coastwise trade, net voyage revenue was $44.1 million, an increase of $13.0 million, or 42%, as compared to $31.1 million for the three months ended March 31, 2007.  Net utilization in our coastwise trade was 82% for the three months ended March 31, 2008 as compared to 90% for the three-month period ended March 31, 2007. The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $11.5 million.  Net voyage revenue increased by an additional $2.7 million due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007, and (2) the Columbia, which was purchased and placed in service in September 2007.  Net utilization decreased as a result of a larger-than-normal drydocking schedule, and an increase in unscheduled repair days.  Coastwise average daily rates increased 8% to $13,784 for the three months ended March 31, 2008 from $12,772 for the three months ended March 31, 2007.

Net voyage revenue in our local trade for the three months ended March 31, 2008 increased by $0.9 million, or 7%, to $13.0 million from $12.1 million for the three months ended March 31, 2007.  Local net voyage revenue increased by $2.3 million during the three months ended March 31, 2008 due to the increased number of work days for the new-build barges DBL 27, DBL 22, DBL 23 and DBL 24, which were delivered in January 2007,  June 2007, September 2007 and December 2007, respectively.  This was partially offset by a $0.4 million decrease due to the sale of one single hull vessel.  Net utilization in our local trade was 81% for the three months ended March 31, 2008, compared to 82% for the three months ended March 31, 2007, and  was impacted in the fiscal 2008 quarter by an unseasonably warm winter in the northeast, which reduced the demand for heating oil.  Average daily rates in our local trade increased to $7,185 for the three months ended March 31, 2008 from $6,765 for the comparative prior year period.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $3.1 million for the three months ended March 31, 2008, compared to $1.8 million for the three months ended March 31, 2007.  The increase of $1.3 million was mainly attributable to the Smith Maritime Group acquisition, which contributed $1.1 million of increased other revenue.

Vessel Operating Expenses

Vessel operating expenses were $31.1 million for the three months ended March 31, 2008 compared to $23.6 million for the three months ended March 31, 2007, an increase of $7.5 million. Voyage and vessel operating expenses as a percentage of total revenues was 63.9% for the three months ended March 31, 2008 compared to 61.5% for the three months ended March 31, 2007.  Vessel labor and related costs increased $4.8 million as a result of contractual  labor  rate increases and a higher average number of employees due to the acquisition of the Smith Maritime Group and operation of the additional barges described under “—Net voyage revenue” above.  Insurance costs and vessel repairs and supplies increased $2.7 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $11.3 million for the three months ended March 31, 2008, an increase of $2.9 million, or 35%, compared to $8.4 million for the three months ended March 31, 2007.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, in addition to the acquisition of the Smith Maritime Group.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended March 31, 2008, an increase of $2.4 million, or 46%, as compared to general and administrative expenses of $5.2 million for the three months ended March 31, 2007.  As a percentage of total revenues, general and administrative expenses were 9.4% for the three month periods ended March 31, 2008 and March 31, 2007.  The $2.4 million increase is a result of increased personnel costs resulting from the Smith Maritime Group acquisition, additional headcount to support our growth, and the additional facilities costs of our new office in Hawaii.

Interest Expense, Net

Net interest expense was $4.9 million for the three months ended March 31, 2008, or $1.4 million higher than the $3.5 million incurred in the three months ended March 31, 2007.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended March 31, 2008, our effective tax rate was a 2.9% tax benefit as compared to a 3.3% tax provision for the three months ended March 31, 2007.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended March 31, 2008 was lower than the comparable prior year period primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns as filed.

Net Income

Net income was $5.3 million for the three months ended March 31, 2008, an increase of $1.3 million compared to net income of $4.0 million for the three months ended March 31, 2007.  This increase resulted primarily from a $2.7 million increase in operating income, and a $0.3 million decrease in provision for income taxes; partially offset by a $1.4 million increase in interest expense and by a $0.3 million decrease in other income (expense).

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Voyage Revenue and Voyage Expenses

Voyage revenue was $227.0 million for the nine months ended March 31, 2008, an increase of $67.5 million, or 42%, as compared to voyage revenue of $159.5 million for the nine months ended March 31, 2007.  Voyage expenses were $55.9 million for the nine months ended March 31, 2008, an increase of $23.3 million, or 71%, as compared to voyage expenses of $32.6 million incurred for the nine months ended March 31, 2007.

Net voyage revenue

Net voyage revenue was $171.1 million for the nine months ended March 31, 2008, which exceeded net voyage revenue of $126.8 million for the nine months ended March 31, 2007 by $44.3 million, or 35%.  In our coastwise trade, net voyage revenue was $132.5 million for the nine months ended March 31, 2008, an increase of $41.4 million, or 45%, as compared to $91.1 million in the nine months ended March 31, 2007.  The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $30.5 million.  Net voyage revenue increased by an additional $10.5 million due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007, (2) the DBL 151, which was in the shipyard for an extended stay in the prior fiscal period, (3) the DBL 134, which was in shipyard being coupled with the Irish Sea in the prior fiscal period and (4) the Columbia, which was purchased and placed in service in September 2007.  Net utilization in our coastwise trade was 87% for the nine-month period ended March 31, 2008 compared to 91% for the nine month period ended March 31, 2007.  Net utilization for the nine month period ended March 31, 2008 decreased as a result of a larger-than-normal drydocking schedule, and an increase in unscheduled repair days, in the third fiscal 2008 quarter.  Average daily rates in the coastwise trade increased 12% to $13,591 for the nine months ended March 31, 2008 from $12,155 for the nine months ended March 31, 2007.

Net voyage revenue in our local trade for the nine months ended March 31, 2008 increased by $2.9 million, or 8%, to $38.6 million from $35.7 million for the nine months ended March 31, 2007.  Local net voyage revenue increased by $5.6 million during the nine months ended March 31, 2008 due to the increased number of work days for the new-build barges DBL 27, DBL 22, DBL 23 and DBL 24, which were delivered in January 2007,  June 2007, September 2007 and December 2007, respectively. This was partially offset by lower net utilization in our local trade of 79% for the nine months ended March 31, 2008 compared to 80% for the nine months ended March 31, 2007.  The net utilization for the nine months ended March 31, 2008 was impacted by some weakness in the market for certain older, smaller units and an unseasonably warm winter in the northeast, which reduced demand for heating oil.  Average daily rates in our local trade increased 3% to $6,947 for the nine months ended March 31, 2008 from $6,763 for the comparative prior year.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $9.2 million for the nine months ended March 31, 2008, compared to $7.1 million for the nine months ended March 31, 2007.  Of this $2.1 million increase, the Smith Maritime Group contributed $3.3 million, $0.3 million was contributed by a small lube oil operation purchased in the fall of 2006 and $0.4 million was contributed by our water treatment plant in Norfolk. This was partially offset by a $1.9 million decrease in chartering of tank barges to third parties.

Vessel Operating Expenses

Vessel operating expenses were $91.0 million for the nine months ended March 31, 2008 compared to $71.4 million for the nine months ended March 31, 2007, an increase of $19.6 million.  Voyage and vessel operating expenses as a percentage of total revenues decreased to 62.2% for the nine months ended March 31, 2008 from 62.4% for the nine months ended March 31, 2007.  Vessel labor and related costs increased $12.7 million as a result of contractual  labor  rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above.   Insurance costs and vessel repairs and supplies increased $7.0 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $32.0 million for the nine months ended March 31, 2008, an increase of $7.8 million, or 32%, compared to $24.2 million for the nine months ended March 31, 2007.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

General and Administrative Expenses

General and administrative expenses were $21.2 million for the nine months ended March 31, 2008, an increase of $5.9 million, as compared to general and administrative expenses of $15.3 million for the nine months ended March 31, 2007.  As a percentage of total revenues, general and administrative expenses decreased to 9.0% for the nine months ended March 31, 2008 from 9.2% for the nine months ended March 31, 2007.  The $5.9 million increase is a result of increased personnel costs resulting from the Smith Maritime Group acquisition, additional increased headcount to support our growth, and the additional facilities costs of our new offices in Philadelphia and Hawaii.

Interest Expense, Net

Net interest expense was $16.1 million for the nine months ended March 31, 2008, or $5.9 million higher than the $10.2 million incurred in the nine months ended March 31, 2007.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels.  In addition, $1.1 million of interest expense was incurred for bridge financing in connection with the Smith Maritime Group acquisition.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the nine months ended March 31, 2008, our effective tax rate was 1.7% as compared to a rate of 5.3% for the nine months ended March 31, 2007.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the nine months ended March 31, 2008 was lower than the comparable prior year period primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns as filed.

Net Income

Net income was $21.9 million for the nine months ended March 31, 2008, an increase of $9.9 million compared to net income of $12.0 million for the nine months ended March 31, 2007.  This increase resulted primarily from a $13.5 million increase in operating income, a $1.9 million increase in other income (expense), and a $0.3 million decrease in provision for income taxes, partially offset by a $5.9 million increase in interest expense.

Liquidity and Capital Resources

Operating Cash Flows.  Net cash provided by operating activities was $33.1 million for the nine months ended March 31, 2008, an increase of $3.7 million compared to $29.4 million for the nine months ended March 31, 2007.  The increase resulted from $15.6 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, partially offset by a $9.8 million negative impact from working capital changes and a $2.2 million increase in drydocking expenditures.  During the nine-month period ended March 31, 2008, our working capital increased  due to increased accounts receivable as a result of increased revenue, and increased prepaid expenses as a result of increased fuel inventory which resulted from higher fuel prices.  During the nine-month period ended March 31, 2007, our working capital decreased mainly due to decreased prepaid and other current assets resulting mainly from the collection of insurance claim receivables.

Investing Cash Flows.  Net cash used in investing activities totaled $231.3 million for the nine months ended March 31, 2008, compared to $40.3 million used during the nine months ended March 31, 2007.  The nine months ended March 31, 2008 included the $168.9 million cash portion of the purchase price for the Smith Maritime Group.  Vessel acquisitions for the nine months ended March 31, 2008 included $18.9 million to acquire two existing barges and three existing tugs; the seller issued a $3.0 million note on one of the barge purchases, which was paid in November 2007.  Vessel acquisitions totaled $7.1 million for the nine months ended March 31, 2007, which were related to the purchase of three tugboats and the purchase of certain small tank vessels and tugboats.  Tank vessel construction in the nine months ended March 31, 2008 aggregated $35.2 million and included progress payments on the construction of three 80,000-barrel tank barges, three new 28,000-barrel tank barges, a new 50,000-barrel tank barge and a new 185,000-barrel articulated tug-barge unit.  Tank vessel construction of $24.0 million in the comparative prior year period included progress payments on construction of a new 100,000-barrel tank barge, three new 80,000-barrel tank barges and six new 28,000-barrel tank barges. Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, tank renovations of two tank barges and improvements on a newly purchased tug, totaled $10.2 million in the nine months ended March 31, 2008.  Capital expenditures of $9.6 million in the nine months ended March 31, 2007 included coupling tugboats to our newbuild tank barges and the rebuilding of one of our larger tank barges.

Financing Cash Flows.  Net cash provided by financing activities was $197.6 million for the nine months ended March 31, 2008 compared to $10.0 million of net cash provided by financing activities for the nine months ended March 31, 2007.  The primary financing activities for the nine month period ended March 31, 2008 were $138.3 million in gross proceeds from the issuance of 3.5 million new common units in September 2007, $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds, and $20.4 million of other term loans.  We also increased our credit line borrowings by $97.9 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and paid $29.0 million in distributions to partners as described under “—Payment of Distributions” below.  In the nine months ended March 31, 2007, the primary financing activities were $14.9 million of borrowings on term loans to finance the construction of new tank barges, a $22.2 million increase in our credit line borrowings, and $20.0 million in distributions to partners.

Payment of Distributions.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.70 per unit in respect of the quarter ended June 30, 2007, which was paid on July 24, 2007 to unitholders of record on July 18, 2007.  The board declared a quarterly distribution to unitholders of $0.72 per unit in respect of the quarter ended September 30, 2007, which was paid on November 14, 2007 to unitholders of record on November 8, 2007.  The board declared a quarterly distribution of $0.74 per unit in respect of the quarter ended December 31, 2007, which was paid on February 14, 2008 to unitholders of record on February 8, 2008. Additionally, the board declared a quarterly distribution of $0.76 per unit in respect of the quarter ended March 31, 2008, which is payable on May 15, 2008 to unitholders of record on May 8, 2008.

Oil Pollution Act of 1990.  Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At March 31, 2008, approximately 75% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine months ended March 31,
	2008	2007
Maintenance capital expenditures	$16,761	$17,929
Expansion capital expenditures (including acquisitions)	196,537	11,957
Total capital expenditures	$213,298	$29,886
Construction of tank vessels	$35,228	$23,988

In September 2007, December 2007 and March 2008, we took delivery of three 28,000-barrel tank barges, the DBL 23, DBL 24 and DBL 25.  In October 2007, we entered into an agreement with a shipyard to construct a 185,000-barrel articulated tug-barge unit, which is expected to be delivered in the fourth quarter of calendar 2009 at a cost of $68.0 million to $70.0 million.  We also have an agreement for a long-term charter for the unit with a major customer that is expected to commence upon delivery.  The shipyard agreement includes an option to build a second unit of similar design and cost.  In December 2007, we entered into an agreement with a shipyard to construct a 100,000-barrel tank barge.  In total, we have agreements with shipyards for the construction of eight additional new tank barges.  Deliveries are expected as follows:

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

The above tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $170.0 million, of which $33.9 million has been spent as of March 31, 2008.  We expect to spend approximately $15.0 million during the remainder of fiscal 2008 on these contracts.

Additionally, we intend to retire, retrofit or replace 27 (including four chartered-in) single-hull tank vessels by December 2014, which at March 31, 2008 represented approximately 25% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels will range from $78.0 million to $80.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

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

Both the $45.0 million 364-day senior secured facility and the $60.0 million bridge loan were repaid on September 26, 2007 upon our closing of an offering of common units.  See “—Common Unit Offering” below.  As of March 31, 2008, we had $192.9 million outstanding on the revolving facility.  We also have a separate revolver with a commercial bank to support our daily cash management.  The outstanding balance on this revolver at March 31, 2008 was $2.1 million.

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

On February 22, 2008, we closed a new ten-year, $5.4 million term loan to finance the purchase of a tugboat.  The loan bears interest at 6.15%, and is repayable in monthly installments of $46,220 with a final payment at maturity of $2.4 million.  The loan is collateralized by the related tugboat.  The principal balance of the loan was $5.4 million at March 31, 2008.

On April 30, 2008, we closed three new ten-year term loans totaling $26.4 million.  These loans bear interest at a weighted average rate of 6.17%, and are repayable in monthly installments of $225,036 with a final payment at maturity of $11.7 million.  The loans are collateralized by three barges.  The proceeds of these loans were used to repay borrowings under the revolving credit facility, except for $15.0 million which was used to repay an advance on such loans which was taken down on March 21, 2008 concurrent with repayment of a separate term loan which came due and was repaid on March 24, 2008.  The $15.0 million advance bore interest at a rate of LIBOR plus 1.50%.

Restrictive Covenants.  The agreements governing the credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).  As of March 31, 2008, we were in compliance with all of our debt covenants.

Common Unit Offering.  On September 26, 2007, we completed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement.

Conversion of Subordinated Units.    On January 14, 2004, we completed our initial public offering of common units representing limited partner interests and, in connection therewith, also issued to our predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once we meet certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.  If we meet certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after December 31, 2006, and an additional 25% can convert into common units on or after December 31, 2007.  We met the required tests for conversion of the first 50% of subordinated units and, as a result 1,041,250 of these subordinated units converted to common units on each of February 14, 2007 and February 14, 2008.

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

Our insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65.0 million less $60,000 in total deductibles.  In December 2007, a court made a final determination of liability in this case, resulting in a defined financial recovery by our insurers, and also by us.  As a result of the ruling, we were awarded a reimbursement of certain expenses totaling $2.1 million, which has been included in other expense (income) in our consolidated statement of operations.

The European Union is currently working toward a new directive for the insurance industry, called “Solvency 2”, that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry.  The West of England Ship Owners Insurance Services Ltd. (“WOE”), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive.  In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases.  Our capital call was $1.1 million and was paid during calendar year 2007.  A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time.  As a shipowner member of the WOE, we have an interest in the WOE’s free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment.  This amount is included in other assets in the March 31, 2008 balance sheet.

EW Transportation Corp., a predecessor to our partnership, and many other marine transportation companies operating in New York have come under audit with respect to the New York State Petroleum Business Tax (“PBT”), which is a tax on vessel fuel consumed while operating in New York State territorial waters.  An industry group in which we and EW Transportation Corp. participate has come to a final agreement with the New York taxing authority on a calculation methodology for the PBT.  Effective January 1, 2007, we and the other marine transportation companies began rebilling this tax to customers.  The New York taxing authority has completed an audit of all open periods prior to 2007 and has issued a proposed assessment which has been substantially accepted by us.  Our final liability was paid during January 2008.

Off-Balance Sheet Arrangements.    There were no off-balance sheet arrangements as of March 31, 2008.

Seasonality

See discussion under “—General” above.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

New Accounting Pronouncements

On February 16, 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  We adopted FAS 155 as of July 1, 2007, and such adoption did not have any impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 as of July 1, 2007, and such adoption had no impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS No.141, “Business Combinations.” FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  We are currently analyzing its impact, if any.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“FAS 160”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively.  We are currently analyzing its impact, if any.

In February 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-04, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-04”).  EITF 07-04 applies to master limited partnerships that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions.  The master limited partnership is required to apply the two-class method of computing earnings per unit.  The objective of this Issue is to improve the comparability of earnings per unit calculations for master limited partnerships with incentive distribution rights.  EITF 07-04 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We are currently analyzing the impact, if any, of this issue.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently analyzing the impact, if any, of this standard.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of March 31, 2008 approximately $222.8 million of our long-term debt bore interest at fixed interest rates ranging from 5.26% to 6.81%.  Borrowings under a portion of our credit agreement and certain other term loans, totaling $149.3 million at March 31, 2008, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of March 31, 2008, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.5 million annually.

As of March 31, 2008, we had six outstanding interest rate swap agreements that expire over the periods from 2012 to 2018, concurrently with the hedged loans.  As of March 31, 2008, the notional amount of the swaps was $199.8 million, we were paying a weighted average fixed rate of 5.91%, and we were receiving a weighted average variable rate of 4.42%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.   Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit Number		Description
31.1		Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of John J. Nicola.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of John J. Nicola.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

	By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: May 12, 2008		By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 12, 2008		By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)