Form 10-Q/A
period 2007-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-08-12
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization)	20-0194477 (I.R.S. Employer Identification No.)

One Tower Center Boulevard, 17th Floor

East Brunswick, New Jersey 08816

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (732) 565-3818

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

Explanatory Note

                We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) for the three months ended September 30, 2007.  The Quarterly Report on Form 10-Q for the September 2007 quarter was originally filed with the Securities and Exchange Commission on November 9, 2007 (“Original Filing”).  This Amendment No. 1 is being filed to correct an error in the amount of depreciation expense recognized for fixed assets during the first quarter of fiscal 2008 and, as a result, we are restating the unaudited consolidated financial statements as of and for the three months ended September 30, 2007.  For a further discussion of the effects of this restatement, please read Note 2 included in the Notes to Unaudited Consolidated Financial Statements contained in this Amendment No. 1.

This Amendment No. 1 amends Items 1, 2 and 4 of Part I of the Original Filing to reflect the effects of this restatement and, for the convenience of the reader, sets forth the remainder of the Original Filing in its entirety.

Except as described above, this Amendment No.1 does not amend any other information in the Original Filing.  This Amendment No. 1 does not reflect events occurring after filing of the Original Filing or modify or update those disclosures affected by subsequent events.  Accordingly, Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.  In addition, this Amendment No. 1 includes currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, which are attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	June 30,
	2007	2007
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,530	$912
Accounts receivable, net	22,433	20,664
Deferred taxes	977	948
Prepaid expenses and other current assets	9,434	5,073
Total current assets	34,374	27,597

Vessels and equipment, net	523,348	358,580
Construction in progress	20,209	13,285
Deferred financing costs, net	2,798	1,106
Goodwill	52,571	16,385
Other assets	33,215	12,861
Total assets	$666,515	$429,814

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$13,035	$9,270
Accounts payable	19,913	17,091
Accrued expenses and other current liabilities	16,606	12,044
Total current liabilities	49,554	38,405

Term loans and capital lease obligations	165,394	137,946
Credit line borrowings	154,959	97,071
Other liabilities	2,059	—
Deferred taxes	3,258	3,739
Total liabilities	375,224	277,161
Commitments and contingencies
Partners’ capital	291,291	152,653
Total liabilities and partners’ capital	$666,515	$429,814

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

		For the Three Months Ended September 30,
		2007	2006
		(restated)
	Voyage revenue	$68,945	$52,747
	Bareboat charter and other revenue	2,816	2,163

	Total revenues	71,761	54,910

	Voyage expenses	15,743	11,581
	Vessel operating expenses	27,517	23,336
	General and administrative expenses	6,344	4,807
	Depreciation and amortization	10,329	7,685
	Net (gain) on disposal of vessels	(221)	(16)
	Total operating expenses	59,712	47,393
	Operating income	12,049	7,517

	Interest expense, net	5,820	3,322
	Other expense (income), net	(5)	(16)
	Income before income taxes	6,234	4,211
	Provision for income taxes	228	125
	Net income	6,006	4,086

	Other comprehensive income:
	Fair market value adjustment for interest rate swaps, net of taxes	(2,134)	(2,010)
	Foreign currency translation adjustment	34	2
	Comprehensive income	$3,906	$2,078

	General partner’s interest in net income	$149	$82

	Limited partners’ interest:
	Net income	$5,857	$4,004
Net income per unit	— basic	$0.57	$0.40
	— diluted	$0.56	$0.40
Weighted average units outstanding	— basic	10,264	9,920
	— diluted	10,368	10,015

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income	TOTAL
	Common		Subordinated
	Units	$	Units	$
Balance at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653
Issuance of common units under long-term incentive plan	1	24					24
Issuance of common units, net of transaction costs of $6,326	3,500	131,924					131,924
Issuance of common units for the Smith Maritime Group	250	10,235					10,235
Fair market value adjustment for interest rate swap, net of tax benefit of $29						(2,134)	(2,134)
Foreign currency translation adjustment						34	34
Net income (restated)		4,074		1,783	149		6,006
Distributions to partners		(4,773)		(2,187)	(491)		(7,451)
Balance at September 30, 2007 (restated)	10,570	$269,206	3,124	$23,318	$342	$(1,575)	$291,291

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months
	Ended September 30,
	2007	2006
	(restated)
Cash flows from operating activities:
Net income	$6,006	$4,086

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,430	7,744
Payment of drydocking expenditures	(4,562)	(4,604)
Provision for doubtful accounts	69	80
Deferred income taxes	102	(10)
Net (gain) on sale of vessels	(221)	(16)
Unit-based compensation costs	243	192
Other	35	33
Changes in operating working capital:

Accounts receivable	(2,130)	263
Prepaid expenses and other current assets	(705)	2,955
Accounts payable	2,474	(3,026)
Accrued expenses and other current liabilities	451	(262)
Other assets	115	(14)
Net cash provided by operating activities	12,307	7,421

Cash flows from investing activities:

Vessel acquisitions	(3,000)	(1,557)
Acquisition of the Smith Maritime Group, net of cashacquired	(168,718)	—

Capital expenditures	(4,223)	(2,948)
Construction of tank vessels	(12,147)	(4,260)
Deposit for investment in joint venture	(1,836)	—
Proceeds on the sale of vessels	837	339
Net cash used in investing activities	(189,087)	(8,426)

Cash flows from financing activities:

Net increase in credit line borrowings	57,888	4,240
Gross proceeds from equity offering	138,250	—
Proceeds from issuance of long-term debt	105,000	4,261
Payments on term loans	(107,688)	(2,318)
Financing costs paid — equity issuance	(6,053)	—
Financing costs paid — debt issuance	(1,784)	(66)
Book overdrafts	(764)	1,045
Distributions to partners	(7,451)	(6,384)
Net cash provided by financing activities	177,398	778
Cash and cash equivalents:
Net increase (decrease)	618	(227)
Balance at beginning of the period	912	826

Balance at end of the period	$1,530	$599

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,694	$4,223
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers	$10,235
Debt assumed	$23,511

Purchase of vessel with note payable	$3,000

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

2.             Restatement of Unaudited Consolidated Financial Statements

                The Partnership has restated its unaudited consolidated financial statements as of and for the three months ended September 30, 2007 to correct an error in the amount of depreciation expense recognized for fixed assets during the first quarter of fiscal 2008.  The Partnership has determined that depreciation expense was previously understated by $673 for that period.

                                                The following tables present the impact of the restatement on the affected line items of the Unaudited Consolidated Financial Statements for the period:

	As of September 30, 2007
	As Previously Reported	Adjustment	Restated
Unaudited Consolidated Balance Sheet
Vessels and equipment, net	$524,021	$(673)	$523,348
Total assets	667,188	(673)	666,515
Deferred taxes	3,266	(8)	3,258
Total liabilities	375,232	(8)	375,224
Partners’ capital	291,956	(665)	291,291
Total liabilities and partners’ capital	667,188	(673)	666,515

	Three Months Ended September 30, 2007
	As Previously Reported	Adjustment	Restated
Unaudited Consolidated Statement of Operations
Depreciation and amortization	$9,656	$673	$10,329
Total operating expenses	59,039	673	59,712
Operating income	12,722	(673)	12,049
Income before income taxes	6,907	(673)	6,234
Provision for income taxes	236	(8)	228
Net income	6,671	(665)	6,006
Comprehensive income	4,571	(665)	3,906
General partner’s interest in net income	249	(100)	149
Limited partners’ interest — net income	6,422	(565)	5,857
Limited partners’ net income per unit — basic	0.63	(0.06)	0.57
Limited partners’ net income per unit — diluted	0.62	(0.06)	0.56

Unaudited Consolidated Statement of Partners’ Capital
Net income — limited partner common units	$4,467	$(393)	$4,074
Net income — limited partner subordinated units	1,955	(172)	1,783
Net income — general partner	249	(100)	149
Net income — Total	6,671	(665)	6,006
Balance at September 30, 2007:
Limited partners — common	269,599	(393)	269,206
Limited partners — subordinated	23,490	(172)	23,318
General partner	442	(100)	342

Total	291,956	(665)	291,291

Unaudited Consolidated Statement of Cash Flows

Net income	$6,671	($665)	$6,006

Depreciation and amortization	9,757	673	10,430

Deferred income taxes	110	(8)	102

3.             Net Income per Unit

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

4.             Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly-owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. (“Smith Maritime”), Go Big Chartering, LLC (“Go Big”), and Sirius Maritime, LLC (“Sirius Maritime” and together with Smith Maritime and Go Big, “the Smith Maritime Group”).  This transaction is part of the Partnership’s business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,147, subject to certain closing balance sheet-related adjustments.  As further described in note 6 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.  In connection with the closing of the acquisition, the Partnership entered into a registration rights agreement with the sellers with respect to the resale of the common units.

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

	For the Three Months Ended September 30,
	2007	2006
	(restated)
	(unaudited)
Revenues	$78,099	$69,365
Net income	$7,974	$7,699
Basic net income per limited partner unit	$0.57	$0.55
Fully diluted net income per limited partner unit	$0.57	$0.55

5.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	September 30, 2007	June 30, 2007
	(restated)
Vessels	$647,346	$475,441
Pier and office equipment	6,133	5,967
	653,479	481,408
Less accumulated depreciation and amortization	(130,131)	(122,828)
Vessels and equipment, net	$523,348	$358,580

Construction in progress	$20,209	$13,285

Depreciation and amortization of vessels and equipment was $9,754 and $7,211 for the three months ended September 30, 2007 and 2006, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2007 and 2006 of $2,876 and $2,374, respectively.

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

6.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2007	June 30, 2007

Term loans	$170,906	$145,944
Capital lease obligations	7,523	1,272
Credit line borrowings	154,959	97,071
	333,388	244,287
Less current portion	(13,035)	(9,270)
	$320,353	$235,017

Credit Agreement

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  On August 14, 2007, the Partnership amended and restated its revolving credit agreement to provide for (1) an increase in availability to $175,000 under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  Under certain conditions, the Partnership has the right to increase the primary revolving facility by up to $75,000, to a maximum total facility amount of $250,000.  On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000.  The primary revolving facility and the 364-day facility are collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275,000 and certain equipment and machinery related to such vessels.  These facilities bear interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of total funded debt to EBITDA (as defined in the agreement).  On August 14, 2007, the Partnership borrowed $67,000 under the primary revolving facility and $45,000 under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see note 4).

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

7.             Commitments and Contingencies

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Unaudited Consolidated Financial Statements

We have restated  our unaudited consolidated financial statements as of and for the three months ended September 30, 2007 to correct an error in the amount of depreciation expense recognized for fixed assets during the first quarter of fiscal 2008.  We have determined that depreciation expense was previously understated by $0.7 million for the period.  Please read Note 2 to the unaudited consolidated financial statements for further information.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended September 30,
	2007	2006
	(restated)
Voyage revenue	$68,945	$52,747
Bareboat charter and other revenue	2,816	2,163
Total revenues	71,761	54,910
Voyage expenses	15,743	11,581
Vessel operating expenses	27,517	23,336
% of total revenues	38.3%	42.5%
General and administrative expenses	6,344	4,807
% of total revenues	8.8%	8.8%
Depreciation and amortization	10,329	7,685
Net gain on disposal of vessels	(221)	(16)
Operating income	12,049	7,517
% of total revenues	16.8%	13.7%
Interest expense, net	5,820	3,322
Other expense (income), net	(5)	(16)
Income before provision for income taxes	6,234	4,211
Provision for income taxes	228	125
Net income	$6,006	$4,086

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,290	2,760
Days worked	2,991	2,517
Scheduled drydocking days	144	113
Net utilization	91%	91%
Average daily rate	$13,427	$11,744
Total coastwise net voyage revenue (a)	$40,160	$29,560
Local
Total tank vessel days	2,484	2,280
Days worked	1,889	1,685
Scheduled drydocking days	39	73
Net utilization	76%	74%
Average daily rate	$6,904	$6,888
Total local net voyage revenue (a)	$13,042	$11,606

Tank vessel fleet
Total tank vessel days	5,774	5,040
Days worked	4,880	4,202
Scheduled drydocking days	183	186
Net utilization	85%	83%
Average daily rate	$10,902	$9,797
Total fleet net voyage revenue (a)	$53,202	$41,166

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

Depreciation and Amortization

Depreciation and amortization was $10.3 million for the three months ended September 30, 2007, an increase of $2.6 million, or 34%, compared to $7.7 million for the three months ended September 30, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

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

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended September 30, 2007, this rate was 3.7% as compared to a rate of 3.0% for the three months ended September 30, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended September 30, 2007 was higher than the comparable prior year period primarily due to changes in certain state tax apportionment factors which reduced the rate for the quarter ended September 30, 2006.

Net income

Net income was $6.0 million for the three months ended September 30, 2007, an increase of $1.9 million compared to net income of $4.1 million for the three months ended September 30, 2006.  This increase resulted primarily from a $4.5 million increase in operating income partially offset by a $2.5 million increase in interest expense and a $0.1 million increase in the provision for income taxes.

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

Item 4.    Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A and in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of the material weakness in our internal control over financial reporting discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accuracy of depreciation expense and accumulated depreciation.  Specifically, an effective control was not designed and in place to compare depreciation expense as calculated under the mid-year convention to what would have been calculated using the dates fixed assets were placed in service.  This deficiency led to material misstatements and the restatement of our financial statements for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008, along with audit adjustments to the consolidated financial statements for the year ended June 30, 2008.  Additionally, if not remediated, this control deficiency could result in further material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly management has determined that this control deficiency constitutes a material weakness.

Notwithstanding the material weakness described above, based upon the work performed during the restatement process, we have concluded that our unaudited consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

(b)         Remediation Plan for Material Weakness

As of the date of this filing, we established a control over the accuracy of depreciation expense by changing our depreciation control with respect to the calculation of depreciation for assets placed in service in the current period.

(c)          Changes in Internal Controls over Financial Reporting

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

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A.   Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect our business, financial condition, results of operations, cash flows or prospects.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

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

K-SEA TRANSPORTATION PARTNERS L.P.

By:      K-SEA GENERAL PARTNER L.P.,

its general partner

By:            K-SEA GENERAL PARTNER GP LLC,

its general partner

Date: August 12, 2008	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)