Form 10-Q/A
period 2007-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-08-12
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) for the three and six months ended December 31, 2007.  The Quarterly Report on Form 10-Q for the December 2007 quarter was originally filed with the Securities and Exchange Commission on February 8, 2008 (“Original Filing”).  This Amendment No. 1 is being filed to correct an error in the amount of depreciation expense recognized for fixed assets during the first and second quarters of fiscal 2008 and, as a result, we are restating the unaudited consolidated financial statements as of and for the three and six months ended December 31, 2007.  For a further discussion of the effects of this restatement, please read Note 2 included in the Notes to Unaudited Consolidated Financial Statements contained in this Amendment No. 1.

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

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	June 30,
	2007	2007
	(restated)
ASSETS

Current Assets:
Cash and cash equivalents	$1,748	$912
Accounts receivable, net	21,511	20,664
Deferred taxes	1,018	948
Prepaid expenses and other current assets	10,060	5,073
Total current assets	34,337	27,597

Vessels and equipment, net	540,965	358,580
Construction in progress	30,207	13,285
Deferred financing costs, net	2,759	1,106
Goodwill	53,687	16,385
Other assets	28,242	12,861
Total assets	$690,197	$429,814

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$12,246	$9,270
Accounts payable	25,990	17,091
Accrued expenses and other current liabilities	14,035	12,044
Total current liabilities	52,271	38,405

Term loans and capital lease obligations	157,371	137,946
Credit line borrowings	180,350	97,071
Other liabilities	5,302	—
Deferred taxes	3,514	3,739
Total liabilities	398,808	277,161
Non-controlling interest in equity of joint venture	4,275	—

Commitments and contingencies
Partners’ capital	287,114	152,653
Total liabilities and partners’ capital	$690,197	$429,814

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
	(restated)		(restated)
Voyage revenue	$80,416	$52,921	$149,361	$105,668
Bareboat charter and other revenue	3,260	3,110	6,076	5,273

Total revenues	83,676	56,031	155,437	110,941

Voyage expenses	19,632	10,465	35,375	22,046
Vessel operating expenses	32,374	24,425	59,891	47,761
General and administrative expenses	7,251	5,256	13,595	10,063
Depreciation and amortization	12,075	8,127	22,404	15,812
Net gain on disposal of vessel	(79)	—	(300)	(16)
Total operating expenses	71,253	48,273	130,965	95,666

Operating income	12,423	7,758	24,472	15,275

Interest expense, net	5,338	3,419	11,158	6,741
Other expense (income), net	(2,168)	(15)	(2,173)	(31)

Income before income taxes	9,253	4,354	15,487	8,565

Provision for income taxes	277	408	505	533
Net income	8,976	3,946	14,982	8,032

Comprehensive income:
Fair market value adjustment for interest rate swaps, net of taxes	(3,202)	78	(5,336)	(1,932)
Foreign currency translation adjustment	(1)	(24)	33	(22)
Comprehensive income	5,773	4,000	9,679	6,078

General partner’s interest in net income	$314	$79	$458	$161

Limited partners’ interest:
Net income	$8,662	$3,867	$14,524	$7,871
Net income per unit - basic	$0.63	$0.39	$1.21	$0.79
- diluted	$0.63	$0.39	$1.20	$0.79
Weighted average units outstanding – basic	13,713	9,940	11,988	9,930
- diluted	13,819	10,015	12,095	10,015

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners					Accumulated Other
	Common		Subordinated			Comprehensive
	Units	$	Units	$	General Partner	Income	TOTAL
Balance at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653

Issuance of common units under long-term incentive plan	21	661					661

Issuance of common units, net of transaction costs of $6,332	3,500	131,918					131,918

Issuance of common units for the Smith Maritime Group	250	10,235					10,235

Fair market value adjustment for interest rate swap, net of tax benefit of $70						(5,336)	(5,336)

Foreign currency translation adjustment						33	33

Net income (restated)		10,739		3,785	458		14,982

Distributions to partners		(12,398)		(4,436)	(1,198)		(18,032)

Balance at December 31, 2007 (restated)	10,590	$268,877	3,124	$23,071	$(56)	$(4,778)	$287,114

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months
	Ended December 31,
	2007	2006
	(restated)
Cash flows from operating activities:
Net income	$14,982	$8,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,594	15,955
Payment of drydocking expenditures	(9,928)	(8,523)
Provision for doubtful accounts	119	331
Deferred income taxes	217	184
Net (gain) on sale of vessels	(300)	(16)
Unit-based compensation costs	562	380
Gain on settlement of legal proceedings	(2,073)	—
Other	36	52
Changes in operating working capital:

Accounts receivable	(1,367)	1,120
Prepaid expenses and other current assets	747	1,608
Accounts payable	3,658	2,404
Accrued expenses and other current liabilities	(1,846)	1,189
Other assets	179	(32)
Net cash provided by operating activities	27,580	22,684

Cash flows from investing activities:

Vessel acquisitions	(13,810)	(7,125)
Acquisition of the Smith Maritime Group, net of cash Acquired	(168,923)	—
Capital expenditures	(6,508)	(7,864)
Construction of tank vessels	(22,057)	(14,688)
Investment in joint venture	(1,836)	—
Proceeds on the sale of vessels	962	339
Net cash used in investing activities	(212,172)	(29,338)

Cash flows from financing activities:

Net increase in credit line borrowings	83,279	14,385
Gross proceeds from equity offering	138,250	—
Proceeds from issuance of long-term debt	105,000	11,009
Payments on term loans	(113,774)	(4,240)
Financing costs paid – equity issuance	(6,234)	—
– debt issuance	(1,862)	(158)
Book overdrafts	(1,199)	(1,715)
Distributions to partners	(18,032)	(13,039)
Net cash provided by financing activities	185,428	6,242
Cash and cash equivalents:
Net increase (decrease)	836	(412)
Balance at beginning of the period	912	826
Balance at end of the period	$1,748	$414
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,491	$7,993
Income taxes	$9	$47

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers	$10,235
Debt assumed	$23,511
Purchase of vessel with note payable	$3,000

Receivable from settlement of legal proceedings	$2,073

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

2.                                      Restatement of Unaudited Consolidated Financial Statements

The Partnership has restated its unaudited consolidated financial statements as of and for the three and six months ended December 31, 2007 to correct an error in the amount of depreciation expense recognized for fixed assets during the first and second quarters of fiscal 2008.  The Partnership has determined that depreciation expense was previously understated by $966 and $1,639 for the three and six months ended December 31, 2007, respectively.

The following tables present the impact of the restatement on the affected line items of the Unaudited Consolidated  Financial Statements for the period:

	As of December 31, 2007
	As Previously
	Reported	Adjustment	Restated

Unaudited Consolidated Balance Sheet

Vessels and equipment, net	$542,604	$(1,639)	$540,965

Total assets	691,836	(1,639)	690,197

Deferred taxes	3,534	(20)	3,514

Total liabilities	398,828	(20)	398,808

Partners’ capital	288,733	(1,619)	287,114

Total liabilities and partners’ capital	691,836	(1,639)	690,197

	Three Months Ended December 31, 2007			Six Months Ended December 31, 2007
	As Previously			As Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Unaudited Consolidated Statement of Operations

Depreciation and amortization	$11,109	$966	$12,075	$20,765	$1,639	$22,404

Total operating expenses	70,287	966	71,253	129,326	1,639	130,965

Operating income	13,389	(966)	12,423	26,111	(1,639)	24,472

Income before income taxes	10,219	(966)	9,253	17,126	(1,639)	15,487

Provision for income taxes	289	(12)	277	525	(20)	505

Net income	9,930	(954)	8,976	16,601	(1,619)	14,982

Comprehensive income	6,727	(954)	5,773	11,298	(1,619)	9,679

General partner’s interest in net income	548	(234)	314	804	(346)	458

Limited partners’ interest – net income	9,382	(720)	8,662	15,797	(1,273)	14,524

Limited partners’ net income per unit – basic	0.68	(0.05)	0.63	1.32	0.11	1.21

Limited partners’ net income per unit – diluted	0.68	(0.05)	0.63	1.31	0.11	1.20

Unaudited Consolidated Statement of Partners’ Capital

Net income – limited partner common units				$11,680	(941)	10,739

Net income – limited partner subordinated units				$4,117	(332)	3,785

Net income – general partner				$804	(346)	458

Net income – Total				16,601	(1,619)	14,982

Balance at December 31, 2007:

Limited partners – common				$269,818	$(941)	$268,877

Limited partners – subordinated				23,403	(332)	23,071

General partner				290	(346)	(56)

Total				288,733	(1,619)	287,114

Unaudited Consolidated Statement of Cash Flows

Net income				16,601	(1,619)	14,982

Depreciation and amortization				20,955	1,639	22,594

Deferred income taxes				237	(20)	217

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007 (actual)	2006	2007	2006
	(restated)		(restated)
	(unaudited)		(unaudited)

Revenues	$83,676	$70,090	$161,775	$139,455
Net income	$8,976	$5,366	$16,950	$13,066
Basic net income per limited partner unit	$0.63	$0.38	$1.20	$0.94
Fully diluted net income per limited partner unit	$0.63	$0.38	$1.19	$0.93

5.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	December 31, 2007	June 30, 2007
	(restated)
Vessels	$675,631	$475,441
Pier and office equipment	5,760	5,967
	681,391	481,408
Less accumulated depreciation and amortization	(140,426)	(122,828)
Vessels and equipment, net	$540,965	$358,580

Construction in progress	$30,207	$13,285

Depreciation and amortization of vessels and equipment was $11,347 and $7,618 for the three months ended December 31, 2007 and 2006, respectively. Depreciation and amortization of vessels and equipment was $21,101 and $14,828 for the six months ended December 31, 2007 and 2006, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and six months ended December 31, 2007 of $3,033 and $5,908, respectively, and $2,425 and $4,799 for the three and six months ended December 31, 2006, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Unaudited Consolidated Financial Statements

We have restated our unaudited consolidated financial statements as of and for the three and six months ended December 31, 2007 to correct an error in the amount of depreciation expense recognized for fixed assets during the first and second quarters of fiscal 2008.  We have determined that depreciation expense was previously understated by $1.0 million and $1.6 million for the three and six months ended December 31, 2007, respectively.  Please read Note 2 to the unaudited consolidated financial statements for further information.

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

Acquisition Financing

To finance the acquisition, on August 14, 2007 we amended and restated our revolving credit agreement with KeyBank National Association, as administrative agent and lead arranger, to provide for (1) an increase in availability to $175.0 million under our senior secured revolving credit facility, with an increase in the term to seven years, (2) a $45.0 million 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins.  We also entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association.  On August 14, 2007, we borrowed $67.0 million under the revolving facility, $45.0 million under the 364-day facility, and $60.0 million under the bridge loan facility to fund the cash portion of the purchase price of the Smith Maritime Group.  See “Liquidity and Capital Resources – Credit Agreement” below for further discussion of these facilities.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(restated)		(restated)
Voyage revenue	$80,416	$52,921	$149,361	$105,668
Bareboat charter and other revenue	3,260	3,110	6,076	5,273
Total revenues	83,676	56,031	155,437	110,941
Voyage expenses	19,632	10,465	35,375	22,046
Vessel operating expenses	32,374	24,425	59,891	47,761
% of voyage and vessel operating expenses to total revenue	62.2%	62.2%	61.3%	62.9%
General and administrative expenses	7,251	5,256	13,595	10,063
% of total revenue	8.7%	9.4%	8.7%	9.1%
Depreciation and amortization	12,075	8,127	22,404	15,812
Net (gain) loss on disposal of vessels	(79)	—	(300)	(16)
Operating income	12,423	7,758	24,472	15,275
% of total revenue	14.9%	13.9%	15.7%	13.8%
Interest expense, net	5,338	3,419	11,158	6,741
Other expense (income), net	(2,168)	(15)	(2,173)	(31)
Income before provision for income taxes	9,253	4,354	15,487	8,565
Provision for income taxes	277	408	505	533
Net income	$8,976	$3,946	$14,982	$8,032

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,987	2,760	7,277	5,520
Days worked	3,558	2,547	6,549	5,064
Scheduled drydocking days	178	80	322	193
Net utilization	89%	92%	90%	92%
Average daily rate	$13,556	$11,971	$13,497	$11,858
Total coastwise net voyage revenue (a)	$48,233	$30,490	$88,394	$60,050
Local
Total tank vessel days	2,279	2,146	4,763	4,426
Days worked	1,857	1,801	3,746	3,486
Scheduled drydocking days	—	41	39	114
Net utilization	81%	84%	79%	79%
Average daily rate	$6,759	$6,644	$6,832	$6,762
Total local net voyage revenue (a)	$12,551	$11,966	$25,592	$23,572

Tank vessel fleet
Total tank vessel days	6,266	4,906	12,040	9,946
Days worked	5,415	4,348	10,295	8,550
Scheduled drydocking days	178	121	361	307
Net utilization	86%	89%	86%	86%
Average daily rate	$11,225	$9,765	$11,072	$9,780
Total fleet net voyage revenue (a)	$60,784	$42,456	$113,986	$83,622

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

Depreciation and Amortization

Depreciation and amortization was $12.1 million for the three months ended December 31, 2007, an increase of $4.0 million, or 49%, compared to $8.1 million for the three months ended December 31, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

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

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended December 31, 2007, this rate was 3.0% as compared to a rate of 9.4% for the three months ended December 31, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended December 31, 2007 was lower than the comparable prior year period because a smaller portion of our pre-tax income was attributable to our corporate subsidiaries compared to the quarter ended December 31, 2006.

Net income

Net income was $9.0 million for the three months ended December 31, 2007, an increase of $5.1 million compared to net income of $3.9 million for the three months ended December 31, 2006.  This increase resulted primarily from a $4.7 million increase in operating income, a $2.2 million increase in other income (expense) and a $0.1 million decrease in provision for income taxes; partially offset by a $1.9 million increase in interest expense.

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

Net voyage revenue

Net voyage revenue was $114.0 million for the six months ended December 31, 2007, which exceeded net voyage revenue of $83.6 million for the six months ended December 31, 2006 by $30.4 million, or 36%.  In our coastwise trade, net voyage revenue was $88.4 million for the six months ended December 31, 2007, an increase of $28.3 million, or 47%, as compared to $60.1 million in the six months ended December 31, 2006.  The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $19.0 million.  Net voyage revenue increased by an additional $7.5 million due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007, (2) the DBL 151, which was in the shipyard for an extended stay in the prior fiscal period (3) the DBL 134, which was in shipyard being coupled with the Irish Sea in the prior fiscal period (4) the Columbia, which was purchased and placed in service in September 2007 .  Net utilization in our coastwise trade was 90% for the six-month period ended December 31, 2007 as compared to 92% for the six month period ended December 31, 2006.  Net utilization decreased as a result of increased scheduled drydocking days and unscheduled repair days.  Average daily rates in the coastwise trade increased 14% to $13,497 for the six months ended December 31, 2007 from $11,858 for the six months ended December 31, 2006.

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

Depreciation and Amortization

Depreciation and amortization was $22.4 million for the six months ended December 31, 2007, an increase of $6.6 million, or 42%, compared to $15.8 million for the six months ended December 31, 2006.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

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

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the six months ended December 31, 2007, this rate was 3.3% as compared to a rate of 6.2% for the six months ended December 31, 2006.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the six months ended December 31, 2007 was lower than the comparable prior year period due to a smaller portion of our pre-tax income being attributable to our corporate subsidiaries compared to the six months ended December 31, 2006.

Net Income

Net income was $15.0 million for the six months ended December 31, 2007, an increase of $7.0 million compared to net income of $8.0 million for the six months ended December 31, 2006.  This increase resulted primarily from a $9.2 million increase in operating income and a $2.1 million increase in other income (expense), partially offset by a $4.4 million increase in interest expense.

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

Item 4.    Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A and in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness in our internal control over financial reporting discussed below.

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