Form 10-Q/A
period 2008-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-08-12
CIK 1178575

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

At May 12, 2008, the number of the issuer’s outstanding common units was 11,633,200.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) for the three and nine months ended March 31, 2008.  The Quarterly Report on Form 10-Q for the March 2008 quarter was originally filed with the Securities and Exchange Commission on May 12, 2008 (“Original Filing”).  This Amendment No. 1 is being filed to correct an error in the amount of depreciation expense recognized for fixed assets during the first three quarters of fiscal 2008 and, as a result, we are restating the unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2008.  For a further discussion of the effects of this restatement, please read Note 2 included in the Notes to Unaudited Consolidated Financial Statements contained in this Amendment No. 1.

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

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	June 30,
	2008	2007
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$300	$912
Accounts receivable, net	23,308	20,664
Deferred taxes	1,103	948
Prepaid expenses and other current assets	14,550	5,073
Total current assets	39,261	27,597

Vessels and equipment, net	550,640	358,580
Construction in progress	33,924	13,285
Deferred financing costs, net	2,673	1,106
Goodwill	54,703	16,385
Other assets	27,583	12,861
Total assets	$708,784	$429,814

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$12,517	$9,270
Accounts payable	24,839	17,091
Accrued expenses and other current liabilities	16,662	12,044
Total current liabilities	54,018	38,405

Term loans and capital lease obligations	164,564	137,946
Credit line borrowings	194,988	97,071
Other liabilities	12,300	—
Deferred taxes	3,742	3,739
Total liabilities	429,612	277,161
Non-controlling interest in equity of joint venture	4,489	—

Commitments and contingencies
Partners’ capital	274,683	152,653
Total liabilities and partners’ capital	$708,784	$429,814

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
	(restated)		(restated)
Voyage revenue	$77,644	$53,807	$227,005	$159,475
Bareboat charter and other revenue	3,105	1,823	9,181	7,096

Total revenues	80,749	55,630	236,186	166,571

Voyage expenses	20,502	10,592	55,877	32,638
Vessel operating expenses	31,111	23,614	91,002	71,375
General and administrative expenses	7,570	5,236	21,165	15,299
Depreciation and amortization	12,234	8,405	34,638	24,217
Net loss (gain) on disposal of vessels	3	182	(297)	166
Total operating expenses	71,420	48,029	202,385	143,695

Operating income	9,329	7,601	33,801	22,876

Interest expense, net	4,892	3,485	16,050	10,226
Other expense (income), net	271	(15)	(1,902)	(46)

Income before income taxes	4,166	4,131	19,653	12,696

Provision (benefit) for income taxes	(159)	135	346	668
Net income	4,325	3,996	19,307	12,028

Comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes	(6,912)	(286)	(12,248)	(2,218)
Foreign currency translation adjustment	(27)	1	6	(21)
Comprehensive income (loss)	(2,614)	3,711	7,065	9,789

General partner’s interest in net income	$63	$80	$312	$241

Limited partners’ interest:
Net income	$4,262	$3,916	$18,995	$11,787
Net income per unit - basic	$0.31	$0.39	$1.51	$1.19
- diluted	$0.31	$0.39	$1.50	$1.18
Weighted average units outstanding – basic	13,714	9,941	12,560	9,934
- diluted	13,819	10,015	12,665	10,015

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners					Accumulated Other
	Common		Subordinated			Comprehensive
	Units	$	Units	$	General Partner	Income	TOTAL
Balance at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653

Issuance of common units under long-term incentive plan	23	725					725

Issuance of common units, net of transaction costs of $6,332	3,500	131,918					131,918

Issuance of common units for the Smith Maritime Group (note 4)	250	11,298					11,298

Conversion of subordinated units to common units, net of tax related adjustments (note 1)	1,041	3,493	(1,041)	(3,493)

Fair market value adjustment for interest rate swap, net of tax benefit of $155						(12,248)	(12,248)

Foreign currency translation adjustment						6	6

Net income (restated)		14,540		4,455	312		19,307

Distributions to partners		(20,234)		(6,748)	(1,994)		(28,976)

Balance at March 31, 2008 (restated)	11,633	$269,462	2,083	$17,936	$(998)	$(11,717)	$274,683

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		For the Nine Months
		Ended March 31,
		2008	2007
		(restated)
	Cash flows from operating activities:
	Net income	$19,307	$12,028
	Adjustments to reconcile net income to net cash provided by operating activities:
	Depreciation and amortization	35,003	24,436
	Payment of drydocking expenditures	(15,362)	(13,134)
	Provision for doubtful accounts	171	442
	Deferred income taxes	432	219
	Net loss (gain) on sale of vessels	(297)	166
	Unit-based compensation costs	865	568
	Gain on settlement of legal proceedings	(2,073)	—
	Other	179	86
	Changes in operating working capital:
	Accounts receivable	(3,107)	495
	Prepaid expenses and other current assets	(8,526)	2,673
	Accounts payable	3,162	978
	Accrued expenses and other current liabilities	3,247	890
	Other assets	74	(422)
	Net cash provided by operating activities	33,075	29,425

	Cash flows from investing activities:
	Vessel acquisitions	(18,875)	(7,125)
	Acquisition of the Smith Maritime Group, net of cash acquired	(168,863)	—
	Capital expenditures	(10,198)	(9,627)
	Construction of tank vessels	(35,228)	(23,988)
	Proceeds from settlement of legal proceedings	2,073	—
	Investment in joint venture	(1,836)	—
	Proceeds on the sale of vessels	1,612	464
	Net cash used in investing activities	(231,315)	(40,276)

	Cash flows from financing activities:
	Net increase in credit line borrowings	97,917	22,178
	Gross proceeds from equity offering	138,250	—
	Proceeds from issuance of long-term debt	125,425	14,891
	Payments on term loans	(126,265)	(5,739)
Financing costs paid	– equity issuance	(6,234)	—
	– debt issuance	(1,905)	(277)
	Book overdrafts	(584)	(1,049)
	Distributions to partners	(28,976)	(19,959)
	Net cash provided by financing activities	197,628	10,045
	Cash and cash equivalents:
	Net (decrease)	(612)	(806)
	Balance at beginning of the period	912	826
	Balance at end of the period	$300	$20

	Supplemental disclosure of cash flow information:
	Cash paid during the period for:
	Interest, net of amounts capitalized	$16,597	$10,793
	Income taxes	$373	$62

	Supplemental disclosure of non-cash investing and financing activities:
	Acquisition of the Smith Maritime Group:
	Value of common units issued to sellers	$11,298
	Debt assumed	$23,511
	Purchase of vessel with note payable	$3,000

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

2.                                      Restatement of Unaudited Consolidated Financial Statements

The Partnership has restated its unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2008 to correct an error in the amount of depreciation expense recognized for fixed assets during the first three quarters of fiscal 2008.  The Partnership has determined that depreciation expense was previously understated by $954 and $2,593 for the three and nine months ended March 31, 2008, respectively.

The following tables present the impact of the restatement on the affected line items of the Unaudited Consolidated Financial Statements for the period:

	As of March 31, 2008
	As Previously
	Reported	Adjustment	Restated

Unaudited Consolidated Balance Sheet
Vessels and equipment, net	$553,233	$(2,593)	$550,640
Total assets	711,377	(2,593)	708,784
Deferred taxes	3,774	(32)	3,742
Total liabilities	429,644	(32)	429,612
Partners’ capital	277,244	(2,561)	274,683
Total liabilities and partners’ capital	711,377	(2,593)	708,784

	Three Months Ended March 31, 2008			Nine Months Ended March 31, 2008
	As Previously			As Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Unaudited Consolidated Statement of Operations
Depreciation and amortization	$11,280	$954	$12,234	$32,045	$2,593	$34,638
Total operating expenses	70,466	954	71,420	199,792	2,593	202,385
Operating income	10,283	(954)	9,329	36,394	(2,593)	33,801
Income before income taxes	5,120	(954)	4,166	22,246	(2,593)	19,653
Provision for income taxes	(147)	(12)	(159)	378	(32)	346
Net income	5,267	(942)	4,325	21,868	(2,561)	19,307
Comprehensive income	(1,672)	(942)	(2,614)	9,626	(2,561)	7,065
General partner’s interest in net income	77	(14)	63	458	(146)	312
Limited partners’ interest – net income	5,190	(928)	4,262	21,410	(2,415)	18,995
Limited partners’ net income per unit – basic	0.38	(0.07)	0.31	1.70	(0.19)	1.51
Limited partners’ net income per unit – diluted	0.38	(0.07)	0.31	1.69	(0.19)	1.50

Unaudited Consolidated Statement of Partners’ Capital
Net income – limited partner common units				16,672	(2,132)	14,540
Net income – limited partner subordinated units				4,738	(283)	4,455
Net income – general partner				458	(146)	312
Net income – Total				21,868	(2,561)	19,307
Balance at March 31, 2008:
Limited partners – common				271,594	(2,132)	269,462
Limited partners – subordinated				18,219	(283)	17,936
General partner				(852)	(146)	(998)
Total				277,244	(2,561)	274,683

Unaudited Consolidated Statement of Cash Flows
Net income				21,868	(2,561)	19,307
Depreciation and amortization				32,410	2,593	35,003
Deferred income taxes				464	(32)	432

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008 (actual)	2007	2008	2007
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues	$80,749	$69,582	$242,524	$209,037
Net income	$4,325	$6,784	$21,275	$19,850
Basic net income per limited partner unit	$0.31	$0.49	$1.53	$1.43
Fully diluted net income per limited partner unit	$0.31	$0.49	$1.52	$1.42

5.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	March 31, 2008	June 30, 2007
	(restated)
Vessels	$669,420	$475,441
Pier and office equipment	5,586	5,967
	675,006	481,408
Less accumulated depreciation and amortization	(124,366)	(122,828)
Vessels and equipment, net	$550,640	$358,580

Construction in progress	$33,924	$13,285

Depreciation and amortization of vessels and equipment was $11,499 and $7,895 for the three months ended March 31, 2008 and 2007, respectively. Depreciation and amortization of vessels and equipment was $32,581 and $22,723 for the nine months ended March 31, 2008 and 2007, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended March 31, 2008 of $3,110 and $9,005, respectively, and $2,476 and $7,275 for the three and nine months ended March 31, 2007, respectively.

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

8.             Income taxes

The Partnership recognized a benefit for income taxes of $159 for the quarter ended March 31, 2008.  This benefit was primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns filed.

9.             New Accounting Pronouncements

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Unaudited Consolidated Financial Statements

We have restated  our unaudited consolidated financial statements as of and for the three and nine months ended March 31, 2008 to correct an error in the amount of depreciation expense recognized for fixed assets during the first three quarters of fiscal 2008.  We have determined that depreciation expense was previously understated by $1.0 million and $2.6 million for the three and nine months ended March 31, 2008.  Please read Note 2 to the unaudited consolidated financial statements for further information.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(restated)		(restated)
Voyage revenue	$77,644	$53,807	$227,005	$159,475
Bareboat charter and other revenue	3,105	1,823	9,181	7,096
Total revenues	80,749	55,630	236,186	166,571
Voyage expenses	20,502	10,592	55,877	32,638
Vessel operating expenses	31,111	23,614	91,002	71,375
% of voyage and vessel operating expenses to total revenue	63.9%	61.5%	62.2%	62.4%
General and administrative expenses	7,570	5,236	21,165	15,299
% of total revenue	9.4%	9.4%	9.0%	9.2%
Depreciation and amortization	12,234	8,405	34,638	24,217
Net (gain) loss on disposal of vessels	3	182	(297)	166
Operating income	9,329	7,601	33,801	22,876
% of total revenue	11.6%	13.7%	14.3%	13.7%
Interest expense, net	4,892	3,485	16,050	10,226
Other expense (income), net	271	(15)	(1,902)	(46)
Income before income taxes	4,166	4,131	19,653	12,696
Provision (benefit) for income taxes	(159)	135	346	668
Net income	$4,325	$3,996	$19,307	$12,028

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,913	2,700	11,190	8,220
Days worked	3,201	2,435	9,750	7,499
Scheduled drydocking days	266	98	588	291
Net utilization	82%	90%	87%	91%
Average daily rate	$13,784	$12,772	$13,591	$12,155
Total coastwise net voyage revenue (a)	$44,122	$31,099	$132,516	$91,149
Local
Total tank vessel days	2,245	2,183	7,008	6,609
Days worked	1,812	1,791	5,558	5,277
Scheduled drydocking days	54	49	93	163
Net utilization	81%	82%	79%	80%
Average daily rate	$7,185	$6,765	$6,947	$6,763
Total local net voyage revenue (a)	$13,020	$12,116	$38,612	$35,688

Tank vessel fleet
Total tank vessel days	6,158	4,883	18,198	14,829
Days worked	5,013	4,226	15,308	12,776
Scheduled drydocking days	320	147	681	454
Net utilization	81%	87%	84%	86%
Average daily rate	$11,399	$10,226	$11,179	$9,928
Total fleet net voyage revenue (a)	$57,142	$43,215	$171,128	$126,837

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

Depreciation and Amortization

Depreciation and amortization was $12.2 million for the three months ended March 31, 2008, an increase of $3.8 million, or 45%, compared to $8.4 million for the three months ended March 31, 2007.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above, in addition to the acquisition of the Smith Maritime Group.

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

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended March 31, 2008, our effective tax rate was a 3.8% tax benefit as compared to a 3.3% tax provision for the three months ended March 31, 2007.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended March 31, 2008 was lower than the comparable prior year period primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns as filed.

Net Income

Net income was $4.3 million for the three months ended March 31, 2008, an increase of $0.3 million compared to net income of $4.0 million for the three months ended March 31, 2007.  This increase resulted primarily from a $1.7 million increase in operating income, and a $0.3 million decrease in provision for income taxes; partially offset by a $1.4 million increase in interest expense and by a $0.3 million decrease in other income (expense).

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

Vessel Operating Expenses

Vessel operating expenses were $91.0 million for the nine months ended March 31, 2008 compared to $71.4 million for the nine months ended March 31, 2007, an increase of $19.6 million.  Voyage and vessel operating expenses as a percentage of total revenues decreased to 62.2% for the nine months ended March 31, 2008 from 62.4% for the nine months ended March 31, 2007.  Vessel labor and related costs increased $12.7 million as a result of contractual  labor  rate increases and a higher average number of employees due to the operation of the additional barges described under “—Net voyage revenue” above.   Insurance costs and vessel repairs and supplies increased $6.9 million as a result of the operation of the larger number of vessels.

Depreciation and Amortization

Depreciation and amortization was $34.6 million for the nine months ended March 31, 2008, an increase of $10.4 million, or 43%, compared to $24.2 million for the nine months ended March 31, 2007.  The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the acquisition of the Smith Maritime Group.

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

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the nine months ended March 31, 2008, our effective tax rate was 1.8% as compared to a rate of 5.3% for the nine months ended March 31, 2007.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the nine months ended March 31, 2008 was lower than the comparable prior year period primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns as filed.

Net Income

Net income was $19.3 million for the nine months ended March 31, 2008, an increase of $7.3 million compared to net income of $12.0 million for the nine months ended March 31, 2007.  This increase resulted primarily from a $10.9 million increase in operating income, a $1.9 million increase in other income (expense), and a $0.3 million decrease in provision for income taxes, partially offset by a $5.9 million increase in interest expense.

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

Item 4.           Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A and in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness in our internal control over financial reporting discussed below.

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