Form 10-K
period 2008-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-09-15
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
(732) 565-3818 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Units held by non-affiliates of the registrant was approximately $338.6 million as of December 31, 2007 based on $35.89 per Common Unit, the closing price of the Common Units on the New York Stock Exchange on such date.

         At September 15, 2008, 13,633,200 Common Units and 2,082,500 Subordinated Units were outstanding.

         Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.

2008 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

        Statements included in this report that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements that are also forward-looking statements. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning.

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

  •
  our plans for the retirement or retrofitting of tank vessels and the expected delivery and cost of newbuild vessels;

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

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read "Item 1A. Risk Factors" for a list of important factors that could cause our actual results of operations or financial condition to differ from our expectations.

ii

PART I

ITEMS 1 and 2.    BUSINESS and PROPERTIES.

Our Partnership

        We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States. As of September 1, 2008, we operated a fleet of 74 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.4 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States.

        For the fiscal year ended June 30, 2008, our fleet transported approximately 160 million barrels of refined petroleum products for our customers, including BP, Chevron, Conoco Philips, ExxonMobil and Tesoro. Our five largest customers in fiscal 2008 have been doing business with us for approximately 18 years on average. We do not assume ownership of any of the products we transport. During fiscal 2008, we derived approximately 81% of our revenue from longer-term contracts that are generally for periods of one year or more.

        We believe we have a high-quality, well-maintained fleet. As of September 1, 2008, approximately 76% of our barrel-carrying capacity was double-hulled. Furthermore, we will be permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

        Our strategy to expand our business and increase our distributable cash flow includes the expansion of our fleet through the building of new equipment and strategic acquisitions. On August 14, 2007, we acquired all of the equity interests in Smith Maritime, Ltd., Go Big Chartering, LLC, and Sirius Maritime, LLC, which we refer to collectively as the "Smith Maritime Group". The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. On a combined basis, the petroleum transportation operations of these companies added 11 petroleum tank barges and 14 tugboats to our fleet, aggregating 777,000 barrels of capacity, of which 669,000 barrels, or 86%, are double-hulled. The aggregate purchase price for the Smith Maritime Group was $203.7 million, comprising $168.9 million in cash, $23.5 million in assumed debt, and common units representing limited partner interests valued at $11.3 million.

        On October 18, 2005, we acquired all of the membership interests in Sea Coast Transportation LLC, or Sea Coast, from Marine Resources Group, Inc., or MRG. Also on October 18, 2005, Sea Coast acquired four tugboats from MRG. Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska. The aggregate purchase price for Sea Coast and the four tugboats was $82.4 million, comprising $78.0 million in cash and common units representing limited partner interests valued at $4.4 million.

        We also have grown our fleet through acquisitions of individual vessels and through a robust vessel newbuilding program. Since our initial public offering in January 2004, we have purchased or retrofitted six existing double-hulled tank barges, with aggregate capacity of 634,000 barrels. Also since our initial public offering, under our vessel newbuilding program, we have taken delivery of twelve newly built double-hulled tank barges with aggregate capacity of 610,000 barrels, and we have entered into agreements with shipyards to construct eight more new double-hulled tank barges with an aggregate capacity of 645,000 barrels, including a 185,000 barrel articulated tug-barge unit, all scheduled to be delivered by the end of calendar 2010. These vessels are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $165.0 million. We expect to finance construction of these new vessels with borrowings and cash from operations.

        In June 2008, we purchased eight tugboats from Roehrig Maritime for $41.5 million in cash. These tugboats will initially reduce our outside towing costs or be chartered out under existing contracts; however, they will also provide sufficient power for our newbuild barges to be delivered by the end of 2010. To enhance productivity and reduce reliance on chartered-in towing, we also purchased three additional tugboats during fiscal 2008 at a total cost of approximately $9.8 million.

        Our primary business objective is to increase distributable cash flow to unitholders by executing the following strategies:

  •
  Expanding our fleet through newbuildings and accretive and strategic acquisitions.  We have grown successfully in the past through vessel newbuildings and strategic acquisitions. We expect to continue this strategy by regularly surveying the marketplace to identify and pursue newbuilding opportunities and acquisitions that expand the services and products we offer or that expand our geographic presence. Since our initial public offering in January 2004, we have grown our fleet barrel-carrying capacity from 2.3 million barrels to 4.4 million barrels currently, and we have an additional 645,000 barrels capacity under construction.

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

  •
  Balancing our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.  During fiscal 2008, we derived approximately 81% of our revenue from time charters, consecutive voyage charters, contracts of affreightment, and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 19% of our revenue for fiscal 2008 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters may generate increased profit margins during periods of improved charter rates, while vessels operating on time charters generally provide more predictable cash flow. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

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

        We are a publicly traded Delaware limited partnership. Our business activities are conducted through our subsidiary, K-Sea Operating Partnership L.P., a Delaware limited partnership which we refer to as the operating partnership, and the subsidiaries of the operating partnership. Our general partner, K-Sea General Partner L.P., is a Delaware limited partnership whose general partner is K-Sea General Partner GP LLC, a Delaware limited liability company. K-Sea General Partner GP LLC has ultimate responsibility for managing our business.

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

        OPA 90 mandates, among other things, the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters at varying times by January 1, 2015. The effect of this legislation has been, and is expected to continue to be, the replacement of domestic single-hull tank vessel capacity with double hulled newbuildings and retrofitting of existing single-hull tank vessels.

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

Types of Tank Vessels

        The domestic tank vessel fleet consists of tankers, which have internal propulsion systems, and tank barges, which do not have internal propulsion systems and are instead pushed or towed by a tugboat. Tank barges generally move at slower speeds than comparably sized tankers, but are less expensive to build and operate. Although tank barge configuration varies, the bow and stern of most tank barges are square or sloped, with the stern of many tank barges having a notch of varying depth to permit pushing by a tugboat. While a larger tank vessel may be able to carry more cargo, some voyages require a tank vessel to go through a lock, bridge opening or narrow waterway, which limit the size of vessels that may be used. In addition, some loading and discharge facilities have physical limitations that prevent larger tank vessels from loading or discharging their cargo. Tank barges are often able to navigate the shallower waters of the inland waterway system and the waters along the coast. Tankers, however, are often confined to the deeper waters offshore due to their size.

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

  •
  Inland Waterways Fleet.  The term inland waterways fleet generally refers to commercial vessels that transport goods on the navigable internal waterways of the Atlantic, Gulf and Pacific Coasts, and the Mississippi River System. The main arteries of the inland waterways network for the mid-continent are the Mississippi and the Ohio Rivers. The inland waterways fleet consists primarily of tugboats and tank barges which typically have a shallower depth. These tank barges are generally less costly than many tank barges, operating in the coastwise fleet. The vessels comprising the inland waterways fleet are generally not built to standards required for operation in coastal waters.

  •
  Great Lakes Fleet.  The term Great Lakes fleet generally refers to commercial vessels normally navigating the waters among the U.S. Great Lakes ports and connecting waterways.

Tugboats

        Tugboats are equipped to push, pull or tow tank barges alongside. The amount of horsepower required to handle a barge depends on a number of factors, including the size of the barge, the amount of product loaded, weather conditions and the waterways navigated. A typical tugboat is manned by six people: a captain, a mate, an engineer, an assistant engineer and two deckhands. These individuals perform the duties and tasks required to operate the tugboat, such as standing navigational watches, maintaining and repairing machinery, rigging and line-handling, and painting and other routine maintenance. A standard work schedule for a tugboat crew is 14 days on, 14 days off. While on duty, the crew members generally work two six-hour shifts each day.

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

Our Customers

        We provide marine transportation services primarily to major oil companies, oil traders and refiners in the East, West and Gulf Coast regions of the United States, including Alaska and Hawaii. We monitor the supply and distribution patterns of our actual and prospective customers and focus our efforts on providing services that are responsive to the current and future needs of these customers.

        The following chart sets forth our major customers and the number of years each of them has been a customer:

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	35
Chevron	19
ConocoPhillips	12
ExxonMobil	12
Tesoro	10

        Our three largest customers in fiscal 2008, based on gross revenue, were ConocoPhillips, ExxonMobil, and Tesoro, each of which accounted for more than 10% of our fiscal 2008 consolidated revenue. Please read note 10 to our audited consolidated financial statements included elsewhere in this report.

Our Vessels

Tank Vessel Fleet

        At September 1, 2008, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 151	1981	150,000	8,710	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
DBL 103	2006	102,000	6,774	N.A.
DBL 104	2007	102,000	6,774	N.A.
Casablanca(5)	1987	89,293	5,736	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)	1987	89,293	5,736	N.A.
Nale	2007	86,000	6,508	N.A.
McCleary's Spirit(6)	2001	85,000	6,554	N.A.
Antares	2004	84,000	5,855	N.A.
Deneb	2006	84,000	5,855	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
Capella(7)	2002	81,751	5,159	N.A.
Leo	2003	81,540	5,954	N.A.
Pacific	1993	81,000	5,669	N.A.
Rigel	1993	80,861	5,669	N.A.
Sasanoa	2001	81,000	5,790	N.A.
DBL 78	2000	80,000	5,559	N.A.
DBL 77	2008	80,000	5,235	N.A.
DBL 70	1972	73,024	5,248	N.A.
Kays Point(7)	1999	67,000	4,720	N.A.
Noa	2002	67,000	4,826	N.A.
Cascades	1993	67,000	4,721	N.A.
Columbia	1993	58,000	4,286	N.A.
Na-Kao	2005	52,000	4,076	N.A.
Ne'ena	2004	52,000	4,076	N.A.
DBL 53	1965	53,000	4,543	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 28	2006	28,000	2,146	N.A.
DBL 29	2006	28,000	2,146	N.A.
DBL 26	2006	28,000	2,146	N.A.
DBL 27	2007	28,000	2,146	N.A.
DBL 22	2007	28,000	2,146	N.A.
DBL 23	2007	28,000	2,146	N.A.

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
DBL 24	2007	28,000	2,146	N.A.
DBL 25	2007	28,000	2,146	N.A.
Puget Sounder	1992	25,000	1,870	N.A.
DBL 2202	1962	22,000	1,830	N.A.
DBL 16	1954	20,000	1,420	N.A.
DBL 17	1998	18,000	1,499	N.A.
DBL 18	1998	18,000	1,499	N.A.
DBL 19	1998	18,000	1,499	N.A.

Subtotal		3,333,937	239,135

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Single-Hull Barges
KTC 80	1981	82,878	4,576	2015
KTC 71	1975	81,759	4,719	2015
BB 110(7)	1976	78,000	4,754	2015
SCT 340	1983	75,000	4,395	2015
344(7)	1984	75,000	5,214	2015
Noho Hele	1982	67,880	4,185	2015
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
KTC 50	1974	54,716	3,367	2015
SCT 280	1977	48,000	3,081	2015
SCT 282	1978	48,000	3,081	2015
Hui Mana(7)	1988	40,000	2,299	2015
Essex	1967	35,160	2,307	2015
DBL 3201	1968	31,000	2,033	2015
KTC 30	1960	30,000	1,807	2015
Wallabout Bay	1986	28,330	1,687	2015
Newark Bay	1969	27,390	1,595	2015
PM 230(7)	1983	25,000	1,610	2015
KTC 21	1961	20,000	1,214	2015
KTC 20	1980	20,000	1,065	2015
Oyster Bay	1951	19,370	1,278	2015
SCT 180	1980	16,250	1,053	2015
Josiah Bartlett	1955	14,000	1,287	2015
SEA 76	1969	13,313	830	2015
KTC 14	1941	13,000	820	2015

Subtotal		1,058,696	65,194

Total Fleet		4,392,633	304,329

(1)
Excludes one potable water barge and one deck barge which we also operate.

(2)
Built in 1974; double-hulling was completed and the vessel redelivered in September 2004.

(3)
Built in 1986 and rebuilt in 1994.

(4)
Built in 1982 and rebuilt for petroleum transportation in 2004.

(5)
Vessel not qualified for Jones Act trade due to foreign construction.

(6)
Built in 1969 and rebuilt in 2001.

(7)
Chartered-in vessel.

Newbuildings

        The following sets forth the size and expected delivery date for vessels in our newbuilding program:

Vessels	Expected Delivery
Two 80,000-barrel tank barges	1st – 2nd Quarter fiscal 2009
One 185,000-barrel articulated tug-barge unit	2nd Quarter fiscal 2010
One 100,000-barrel tank barge	2nd Quarter fiscal 2010
Four 50,000-barrel tank barges	3rd Quarter fiscal 2010 – 2nd Quarter fiscal 2011

        The total cost of the barges described above, in the aggregate and after the addition of certain special equipment, is approximately $165.0 million, of which approximately $40.4 million has been spent as of June 30, 2008. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ongoing Capital Expenditures" in Item 7 of this report.

Tugboat Fleet

        We use tugboats as the primary means of propelling our tank barge fleet. Therefore, we seek to maintain the proper balance between the number of tugboats and the number of tank barges in our fleet. This balance is influenced by a variety of factors, including the condition of the vessels in our fleet, the mix of our coastwise business and our local business and the level of longer-term contracts versus shorter-term business. We are also able to maintain a proper balance between tugboats and tank barges by analyzing the historical trading patterns of our customers and the nature of their cargoes. While a tank barge is unloading, we often dispatch its tugboat to perform other work.

        At September 1, 2008, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name(1)	Year Built	Horsepower	Dimensions
Lincoln Sea	2000	8000	119' × 40' × 22'
Rebel	1975	7200	150' × 46' × 22'
Yankee	1976	7200	150' × 46' × 22'
Jimmy Smith	1976	7200	150' × 40' × 22'
Barents Sea	1976	6200	136' × 40' × 16'
McKinley Sea	1981	6000	136' × 37' × 20'
Aegean Sea	1978	6000	136' × 37' × 20'
Irish Sea	1969	5750	135' × 35' × 18'
Sirius	1974	5750	135' × 38' × 19'
Nakolo	1974	5750	125' × 38' × 14'
El Lobo Grande	1978	5750	128' × 36' × 19'

Name(1)	Year Built	Horsepower	Dimensions
Nakoa	1976	5500	118' × 34' × 17'
Volunteer	1982	4860	120' × 37' × 18'
Adriatic Sea(2)	2004	4800	126' × 34' × 15'
Java Sea(3)	2005	4800	119' × 34' × 15'
Namahoe	1997	4400	105' × 34' × 16'
Pacific Freedom(4)	1998	4500	120' × 31' × 15'
Viking	1972	4300	133' × 34' × 18'
Beaufort Sea	1971	4300	113' × 32' × 16'
North Sea	1982	4200	126' × 34' × 16'
Greenland Sea	1990	4200	117' × 34' × 17'
Pacific Wolf	1975	4100	111' × 24' × 13'
William J. Moore	1970	4000	135' × 35' × 20'
Niolo	1982	4000	117' × 34' × 17'
Nokea	1975	4000	105' × 30' × 14'
Nunui	1978	4000	185' × 40' × 12'
Tasman Sea	1976	3900	124' × 34' × 16'
Norwegian Sea(5)	2006	3900	133' × 34' × 17'
Sea Hawk(6)	2006	3900	112' × 32' × 15'
John Brix(7)	1999	3900	141' × 35' × 8'
Pacific Avenger	1977	3900	140' × 34' × 17'
Altair	1981	3800	106' × 33' × 17'
Kara Sea	1974	3520	111' × 32' × 14'
Ross Sea	2003	3400	95' × 32' × 14'
Bismarck Sea	1978	3300	95' × 28' × 13'
Solomon Sea	1965	3300	105' × 32' × 14'
Coral Sea	1973	3280	111' × 32' × 14'
Nathan E. Stewart	2001	3200	95' × 32' × 14'
Maryland	1962	3010	110' × 28' × 14'
Baltic Sea	1973	3000	101' × 30' × 13'
Pacific Challenger	1976	3000	118' × 34' × 16'
Paragon	1978	3000	99' × 32' × 15'
Pacific Raven	1970	3000	112' × 31' × 14'
Na Hoku	1981	3000	105' × 34' × 17'
Nalani	1981	3000	105' × 34' × 17'
Nohea	1983	3000	98' × 30' × 14'
Pacific Pride(8)	1989	2500	84' × 28' × 13'
Sargasso Sea	1972	2460	105' × 30' × 15'
Labrador Sea	2002	2400	82' × 26' × 12'
Siberian Sea	1980	2400	85' × 24' × 10'
Caribbean Sea	1961	2400	85' × 24' × 10'
Bering Sea	1975	2250	105' × 29' × 13'
Caspian Sea	1981	2000	65' × 24' × 9'
Inland Sea	2000	2000	76' × 26' × 10'
Pacific Patriot	1981	2000	77' × 27' × 12'
Davis Sea	1982	2000	77.4' × 26' × 9'
Pacific Eagle(9)	2001	2000	98' × 27' × 13'
Tiger	1966	2000	88' × 27' × 12'

Name(1)	Year Built	Horsepower	Dimensions
Chukchi Sea	1979	2000	92' × 26' × 9'
Houma	1970	1950	90' × 29' × 11'
Timor Sea	1960	1920	80' × 24' × 10'
Odin	1982	1860	72' × 28' × 12'
Taurus	1979	1860	79' × 25' × 12'
Falcon	1978	1800	80' × 25' × 12'
Naupaka	1983	1800	75' × 26' × 10'
Fidalgo	1973	1400	98' × 25' × 8'

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

Integrated Tug-Barge Units

        As of September 1, 2008, we operated 22 ITBs, which represented approximately 40% of the barrel-carrying capacity of our tank barge fleet.

Bunkering

        For over 30 years, we have specialized in the shipside delivery of fuel, known as bunkering, for the major and independent bunker suppliers in New York Harbor. We also provide bunkering services in the port of Norfolk. Demand for bunkering services is driven primarily by the number of ship arrivals. A ship's time in port generally is limited, and the cost of delaying sailing due to bunkering or other activities can be significant. Therefore, we continually strive to improve the level of service and on-time deliveries to our customers.

        The majority of our bunker delivery tank vessels are equipped with advanced, whole-load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio communication and fendering.

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

        The American Bureau of Shipping and the U.S. Coast Guard establish drydocking schedules. Typically, we drydock our vessels twice every five years. Prior to sending a vessel to a shipyard, we develop comprehensive work lists to ensure all required maintenance is completed. Repair facilities bid on these work lists, and jobs are awarded based on quality, price and time to complete. Vessels then report to a cleaning facility to prepare for shipyard. Once the vessel is gas-free, a certified marine chemist issues paperwork certifying that no dangerous vapors are present. The vessel proceeds to the shipyard where the vessel superintendent and certain crewmembers assist in performing the maintenance and repair work. The planned maintenance period is considered complete when all work has been tested to the satisfaction of American Bureau of Shipping or U.S. Coast Guard inspectors or both.

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

        The majority of our bunker delivery tank barges are equipped with advanced, whole-load sampling devices to provide the supplier and receiver a representative sample. Our bunker delivery tank barges are also equipped with extended booms for hose handling ease alongside ships, remote pump engine shut-offs, spill rails, spill containment equipment and supplies, VHF and UHF radio, satellite and internet communication.

Safety Management Systems

        We belong and adhere to the recommendations of the American Waterways Operators ("AWO") Responsible Carrier Program. The program is designed as a framework for continuously improving the industry's and member companies' safety performance. The program complements and builds upon existing government regulations, requiring company safety and training standards that in many instances exceed those required by federal law or regulation.

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

Ship Management, Crewing and Employees

        We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of August 15, 2008, we employed 1,044 persons, comprising 176 shore staff and 868 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2008, we agreed on a new two-year collective bargaining agreement with our maritime union covering certain of our seagoing personnel comprising 47% of our workforce. The collective bargaining agreement provides for wage increases, and requires us to make contributions to certain pension and other welfare programs. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore-based personnel are generally salaried and most are located at our headquarters in East Brunswick, New Jersey or our facilities in Staten Island, New York, Seattle, Washington, Honolulu, Hawaii, Norfolk, Virginia and Philadelphia, Pennsylvania. We believe that our relations with our employees are satisfactory.

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

Classification, Inspection and Certification

        Most of our coastwise vessels have been certified as being "in class" by the American Bureau of Shipping and, in the case of one vessel, by Lloyds of London. Other vessels, primarily in our West Coast operations, have the required "loadline" certification. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require at least a "loadline" certification by a classification society before they will extend coverage to a coastwise vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. Inspections are conducted on the pertinent vessel by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years and a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked every 24 to 30 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

        Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with Federal safety regulations. All of our tank vessels carry Certificates of Inspection issued by the U.S. Coast Guard.

        Our vessels and shoreside operations are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our vessels, our crews and our shoreside staff are advantages when competing against other vessel operators for long-term business.

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

        Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by West of England Ship Owners Insurance Services Ltd. ("West of England"), a mutual insurance association. West of England is a member of the International Group of protection and indemnity mutual assurance associations. The protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of West of England, we are subject to calls payable to the association based on our claim records, as well as the claim records of all other members of the individual associations and members of West of England.

        We are not currently the subject of any claims alleging exposure to asbestos or second-hand smoke, although such claims have been brought against our predecessors in the past and may be brought against us in the future. Our predecessor company, EW Transportation LLC, has contractually agreed to retain any such liabilities that occurred prior to our initial public offering in January 2004, will indemnify us for up to $10 million of such liabilities until January 2014, and will make available to us the benefit of certain indemnities it received in connection with the purchase of certain vessels. If, notwithstanding the foregoing, we are ultimately obligated to pay any asbestos-related or similar claims for any reason, we believe that we or EW Transportation LLC would have adequate insurance coverage for periods after March 1986 to pay such claims. However, EW Transportation LLC and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and because it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material. Please read "Legal Proceedings" in Item 3 of this report.

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

Regulation

        Our operations are subject to significant federal, state and local regulation, including those described below.

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

         The Oil Pollution Act of 1990.    The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service at varying times based on their tonnage and age, with all such vessels being phased out by January 2015. As of September 1, 2008, 25 of our tank vessels, which are single-hulled, will be precluded from transporting petroleum products as of January 1, 2015.

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

        Our vessel response plans have been approved by the U.S. Coast Guard, and all of our tankermen have been trained to comply with OPA 90 requirements. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA 90. We believe that all of our vessels are in substantial compliance with OPA 90.

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

        OPA 90 limits the liability of each responsible party for oil pollution from vessels, and these limits were increased substantially in 2006. The limits for a tank vessel without a qualifying double hull are the greater of (1) $3,000 per gross ton or (2) $22 million for a tank vessel of greater than 3,000 tons or $6 million for a tank vessel of 3,000 gross tons or less. The limits for a tank vessel with a qualifying double hull are the greater of (1) $1,900 per gross ton or (2) $16 million for a tank vessel of greater than 3,000 gross tons or $4 million for a tank vessel of 3,000 gross tons or less. The limits for any vessel other than a tank vessel are the greater of $950 per gross ton or $0.8 million. The limits of liability are subject to periodic increases to account for inflation. These limits do not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party. In addition to removal costs, OPA 90 provides for recovery of damages, including:

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

        OPA 90 expressly provides that individual states are entitled to enforce their own oil pollution liability laws, even if such laws are inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have schemes similar to OPA 90 that limit liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even in instances where we did not cause the spill. Some states have also established their own requirements for financial responsibility. However, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels as a result of the U. S. Supreme Court's 2000 ruling in United States v. Locke. In Locke, the Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

        Parties affected by oil pollution that do not fully recover from a responsible party may pursue relief from the Oil Spill Liability Trust Fund. Responsible parties may seek reimbursement from the fund for costs incurred that exceed the liability limits of OPA 90. In order to obtain reimbursement of excess costs, the responsible party must establish that it is entitled to a statutory limitation of liability as discussed above. If we are deemed a responsible party for an oil pollution incident and are ineligible for reimbursement of excess costs, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through West of England, our current coverage for oil pollution is $1 billion per incident. It is possible, however, that our liability for an oil pollution incident may be in excess of the insurance coverage we maintain.

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

        On July 23, 2008, the U.S. Ninth Circuit Court of Appeals affirmed the district court decision in Northwest Environmental Advocates v. EPA that vacated an Environmental Protection Agency's (EPA) regulation that exempted certain discharges of effluent from vessels, including discharges of ballast water, from permitting requirements under the National Pollutant Discharge Elimination System (NPDES) program. The district court ruling requires that the regulation be vacated on September 30, 2008. In connection with the district court decision, EPA published for comment the Draft NPDES General Permits for Discharges Incidental to the Normal Operation of a Vessel on June 17, 2008. The proposed general permits would impose effluent limitations on discharges from vessels and would require the implementation of best management practices to control such discharges. Because the general permit is only in draft form at this time, we cannot estimate its potential financial impact. However, we believe that any financial impacts resulting from the repeal of the permitting exemption for ballast water discharge and the resulting general permit for such discharges will not be material.

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

Occupational Health Regulations

        Our shoreside facilities are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration, or OSHA, and comparable state programs. These regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records, and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to mariners engaged in the handling of the various cargoes that are transported by our chemical and petroleum product carriers.

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

Seasonality

        We operate our tank vessels in markets that exhibit seasonal variations in demand and, as a result, in charter rates. For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season. In certain regions, movements of black oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States. Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions. The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and cash flows. Our West Coast operations provide seasonal diversification primarily as a result of services to our Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions. Considering the above, we believe seasonal demand for our services is lowest during our third fiscal quarter. We do not see any significant seasonality in the Hawaiian market.

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

        We lease approximately 15,542 square feet of office space for our principal executive office in East Brunswick, New Jersey, for which the lease expires in December 2013.

        We lease pier facilities and approximately 16,000 square feet of office space in Seattle, Washington. This lease expires in October 2008 with a renewal option for one additional five-year term.

        We lease wharf facilities of approximately 1,025 linear feet and approximately 12,000 square feet of office and warehouse space in Philadelphia, Pennsylvania, which terminates in July 2018.

        We also lease a parcel of land, pier facilities and approximately 2,800 square feet of office and warehouse space, on a month to month basis, in Honolulu, Hawaii.

SEC Reporting

        We file annual, quarterly and current reports, along with any related amendments and supplements thereto, with the SEC. From time to time, we may also file registration statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels built and registered in the United States and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our common units and other partnership interests. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. For information about the Jones Act and other maritime laws, please read "Regulation—Coastwise Laws" in Item 1 of this report.

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

We may be unable to make or realize expected benefits from acquisitions, and implementing our growth strategy through acquisitions may harm our business, financial condition and operating results.

        Our growth strategy is based upon the expansion of our fleet through newbuildings and strategic acquisitions. Our ability to grow our fleet depends upon a number of factors, many of which we cannot control. These factors include our ability to:

  •
  identify vessels or businesses for acquisition from third parties;

  •
  consummate any such acquisitions;

  •
  obtain required financing for acquisitions; and

  •
  integrate any acquired vessels or businesses successfully with its existing operations.

        Any acquisition of a vessel or business may not be profitable and may not generate returns sufficient to justify our investment. In addition, our acquisition growth strategy exposes us to risks that may harm our business, financial condition and operating results, including the risks that we may:

  •
  fail to realize anticipated benefits (such as new customer relationships) or increase cash flow;

  •
  decrease our liquidity by using a significant portion of available cash or borrowing capacity to finance acquisitions;

  •
  significantly increase our interest expense and indebtedness if we incur additional debt to finance acquisitions;

  •
  incur or assume unanticipated liabilities, losses or costs associated with the business or vessels acquired;

  •
  incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; or

  •
  distract management from its duties and responsibilities as it devotes substantial time and attention to the integration of the acquired businesses or vessels.

Increased competition in the domestic tank vessel industry could result in reduced profitability and loss of market share for us.

        Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense. The process for obtaining such contracts generally requires a lengthy and time consuming screening and bidding process that may extend for months. The most important factors determining whether a contract will be awarded include:

  •
  quality, availability and capability of the vessels;

  •
  ability to meet the customer's schedule;

  •
  price;

  •
  environmental, health and safety record;

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

Increased competition from pipelines could result in reduced profitability.

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

        Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer's needs and other factors, many of which are beyond our control. Three customers accounted for 16%, 12% and 11%, respectively, of our consolidated total revenues for fiscal 2008. If we were to lose any of these customers or if any of them significantly reduced its use of our services, our business and operating results could be adversely affected.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

        During fiscal 2008, we derived approximately 19% of our revenue from single voyage charters. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

We may not be able to renew time charters, consecutive voyage charters, contracts of affreightment and bareboat charters when they expire.

        We received approximately 81% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2008. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, our profitability may be adversely affected.

We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution.

        Tank vessels are subject to the requirements of the Oil Pollution Act of 1990, or OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. As of September 1, 2008, approximately 76% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90. The remaining 24% will be in compliance with OPA 90 until January 2015. The capacity of certain of our single-hull vessels has already been effectively replaced by double-hull vessels placed into service in the past several years. We estimate that the current cost to replace our remaining single hull capacity with newbuildings or by retrofitting certain of our existing vessels totals $50.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors.

        Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $23.0 million per year to drydock and maintain our fleet. In addition, we will deduct an additional $1.25 million per year from the cash that we would otherwise distribute to our unitholders to contribute to the cost of replacing the operating capacity of our single hull vessels when they phase-out under OPA 90 in January 2015. Periodically, we will also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

        Please read "—Risks Related to Our Common Units—In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted" for information about our requirement to deduct estimated maintenance capital expenditures in calculating our available cash from operating surplus.

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

Decreased utilization of our vessels due to bad weather could have a material adverse effect on our operating results and financial condition.

        Unpredictable weather patterns tend to disrupt vessel scheduling and supplies of refined petroleum products and our vessels and cargoes are at risk of being damaged or lost because of bad weather. In addition, adverse weather conditions can cause delays in the delivery of newbuilds and in transporting cargoes. As a result, bad weather conditions could have a material adverse effect on our operating results and financial condition.

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

        Approximately 47% of our seagoing personnel are employed under a contract with a division of the International Longshoreman's Association that expires on June 30, 2010. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

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

Delays or cost overruns in the construction of new vessels or the modification of existing vessels could adversely affect our business. Cash flows from new or retrofitted vessels may not be immediate or as high as expected.

        We are currently building eight new vessels and completing other smaller projects at an estimated total cost of $165.0 million. These projects are subject to the risk of delay or cost overruns caused by the following:

  •
  unforeseen quality or engineering problems;

  •
  work stoppages;

  •
  weather interference;

  •
  unanticipated cost increases;

  •
  delays in receipt of necessary equipment; and

  •
  inability to obtain the requisite permits or approvals.

        Significant delays could also have a material adverse effect on expected contract commitments for these vessels and our future revenues and cash flows. We will not receive any material increase in revenue or cash flow from new or modified vessels until they are placed in service and customers enter into binding arrangements for the use of the vessels. Furthermore, customer demand for new or modified vessels may not be as high as we currently anticipate, and, as a result, our future cash flows may be adversely affected.

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

        Affiliates of our general partner indirectly own a 1.27% general partner interest and a 26.17% limited partner interest in us and own and control K-Sea General Partner GP LLC. Conflicts of interest may arise between K-Sea General Partner L.P. and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or the board of directors of its general partner and will have no right to elect our general partner or the board of directors of its general partner on an annual or other continuing basis. The board of directors of the general partner of our general partner is chosen by its members.

        Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our affiliates currently own sufficient units to be able to prevent the general partner's removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

        Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner during the subordination period because of the unitholders' dissatisfaction with our general partner's performance in managing our partnership will most likely result in the termination of the subordination period.

Our general partner's discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

        Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution. Our general partner may establish reserves for distributions on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters. As described above under "—Risks Inherent in Our Business—We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution," the partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual expenditures, which could reduce the amount of available cash for distribution.

In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

        Our partnership agreement requires us to deduct estimated maintenance capital expenditures from operating surplus each quarter, as opposed to actual maintenance capital expenditures, in order to reduce disparities in operating surplus caused by the fluctuating level of maintenance capital expenditures, such as drydocking. Because of the capital expenditures we intend to make by January 1, 2015 to replace the operating capacity of our single-hull vessels, our annual estimated maintenance capital expenditures for purposes of calculating operating surplus also includes an additional $1.25 million to contribute to the cost of replacing this operating capacity.

        The amount of estimated maintenance capital expenditures we deduct from operating surplus is subject to review and change by the board of directors of K-Sea General Partner GP LLC, with the concurrence of the conflicts committee of such board. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus.

        Please read "—Risks Inherent in Our Business—We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution" for information regarding substantial expenditures that we must make to maintain the operating capacity of our fleet.

We may issue additional common units without the approval of unitholders, which would dilute unitholders' ownership interests.

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

  •
  our unitholders' proportionate ownership interest in us will decrease;

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

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

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

        As a limited partner in a partnership organized under Delaware law, a unitholder could be held liable for our obligations to the same extent as a general partner if such unitholder participates in the "control" of our business. Our general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.

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

        Pursuant to the omnibus agreement entered into in connection with the initial public offering of our common units, certain of our affiliates have agreed not to engage, either directly or indirectly, in the business of providing marine transportation, distribution and logistics services for refined petroleum products in the United States to the extent such business generates qualifying income for federal income tax purposes. The omnibus agreement does not prohibit the equity owners of our affiliates from owning assets or engaging in businesses that compete directly or indirectly with us.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state or foreign tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. If less than 90% of our gross income for any taxable year is "qualifying income" from transportation or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, we will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years. The IRS has not provided any ruling on this matter.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for United States federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantial changes to the definition of qualifying income under the Internal Revenue Code Section 7704(d) and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing United States tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes, or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests any of the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any contest will reduce our cash available for distribution to unitholders.

        The IRS has not provided any ruling with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

        If a unitholder sells his common units, that unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder's tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased the unitholder's tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the unitholder's tax basis in that common unit, even if the price the unitholder receives is less than the unitholder's original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to unitholders. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of common units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and other retirement accounts, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

We registered as a tax shelter under prior law. This may increase the risk of an IRS audit of us or a unitholder.

        Prior to the enactment of the American Jobs Creation Act of 2004, certain types of entities were required to register with the IRS as "tax shelters," based on a perception that those entities might claim tax benefits that were unwarranted. We registered as a tax shelter under such prior law. The American Jobs Creation Act of 2004 repealed the tax shelter registration requirement and replaced it with a regime that requires reporting of certain "reportable transactions." We do not expect to engage in any reportable transactions. Nevertheless, our registration as a tax shelter under prior law, or our future participation in a reportable transaction, might increase the likelihood that we will be audited, and any such audit might lead to tax adjustments.

        Should our tax returns be audited, any adjustments to our tax returns may lead to adjustments to our unitholders' tax returns and may lead to audits of unitholders' tax returns. Our unitholders' would be responsible for the consequences of any audits to their tax returns.

We treat each purchaser of common units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units and because of other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholders' tax returns.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. If this occurs, you will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to you with respect to that period.

We prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units of the first day of each month, instead of on the basis of the date a particular unit is transferred, which is standard practice for master limited partnerships. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred, which is standard practice for master limited partnerships. The use of this proration method may not be permitted under existing Treasury regulations. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

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

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 3.    LEGAL PROCEEDINGS.

        We are a party to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters. All of these personal injury, collision and casualty claims against us are fully covered by insurance, subject to deductibles ranging from $25,000 to $100,000 in amount. We reserve on a current basis for amounts we expect to pay. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Units, Distributions and Related Unitholder Matters

        Our common units are listed on the New York Stock Exchange under the symbol "KSP." As of September 15, 2008, there were 13,633,200 outstanding common units, representing an aggregate 85.6% limited partner interest in us, which were held by approximately 50 holders of record, representing approximately 5,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
			Cash Distribution(1)
	High	Low
2008 Fiscal Year
Fourth Quarter Ended June 30, 2008	$38.08	$31.53	$0.77
Third Quarter Ended March 31, 2008	$38.22	$31.14	$0.76
Second Quarter Ended December 31, 2007	$40.67	$33.90	$0.74
First Quarter Ended September 30, 2007	$48.50	$36.23	$0.72
2007 Fiscal Year
Fourth Quarter Ended June 30, 2007	$48.00	$40.01	$0.70
Third Quarter Ended March 31, 2007	$40.97	$35.15	$0.68
Second Quarter Ended December 31, 2006	$36.40	$33.56	$0.66
First Quarter Ended September 30, 2006	$34.35	$30.70	$0.64

    (1)
    Distributions are shown for the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

        The aggregate amount of distributions declared in respect of the 2008 and 2007 fiscal years on common units, subordinated units and general partner units, including incentive distribution rights, totaled $44.6 million and $28.2 million, respectively.

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

        Our ability to distribute available cash is contractually restricted by the terms of our credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default is existing, under our credit facilities. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" in Item 7 of this report.

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

  •
  the "adjusted operating surplus," as defined in our partnership agreement, generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        Adjusted operating surplus is intended to reflect the cash generated from operations during a particular period and; therefore, excludes net increases in working capital borrowings and net drawdowns of reserves of cash generated in prior periods.

         Conversion of Subordinated Units.    Our partnership agreement provides that up to 50% of the subordinated units, or 2,082,500 subordinated units, may convert into common units on a one-for-one basis immediately upon the achievement of certain financial tests. Because we met the required tests for early conversion, 1,041,250 (25%) of our subordinated units converted to common units on each of February 14, 2007 and February 14, 2008. We expect to satisfy the tests for conversion of the remaining subordinated units in February 2009.

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

        If for any quarter, we have distributed available cash from operating surplus a) to the common and subordinated unitholders an amount equal to the minimum quarterly distribution, and b) on the common units an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution, then we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner in the following manner:

  •
  first, 98.73% to all unitholders, pro rata, and 1.27% to our general partner, until each unitholder receives a total of $0.55 per unit for that quarter;

  •
  second, 85.73% to all unitholders, pro rata, and 14.27% to our general partner, until each unitholder receives a total of $0.625 per unit for that quarter;

  •
  third, 75.73% to all unitholders, pro rata, and 24.27% to our general partner, until each unitholder receives a total of $0.75 per unit for that quarter; and

  •
  thereafter, 50.73% to all unitholders, pro rata, and 49.27% to our general partner.

        The percentage interests set forth above for our general partner include its 1.27% general partner interest and assume the general partner has not transferred the incentive distribution rights. The percentage interests set forth above may change if we issue additional partnership interests and our general partner does not elect to maintain its percentage interest by acquiring additional general partner units.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2008.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following table sets forth selected historical financial and operating data of K-Sea Transportation Partners L.P. and its predecessors. On January 14, 2004, EW Transportation LLC contributed assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, the historical financial and operating data presented below for the period prior to January 14, 2004 are for EW Transportation LLC. The following table should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

		Years Ended June 30,
		2008	2007	2006	2005	2004
	Income Statement Data:
	Voyage revenue	$312,680	$216,924	$176,650	$118,811	$93,899
	Bareboat charter and other revenue	13,600	9,650	6,118	2,583	1,900

	Total revenues	326,280	226,574	182,768	121,394	95,799
	Voyage expenses	79,427	45,875	37,973	24,220	16,339
	Vessel operating expenses	124,551	96,005	77,325	49,296	38,809
	General and administrative expenses	28,947	20,472	17,309	11,163	8,149
	Depreciation and amortization	48,311	33,415	26,810	21,399	18,643
	Net (gain) loss on sale of vessels	(601)	102	(313)	(264)	255

	Total operating expenses	280,635	195,869	159,104	105,814	82,195

	Operating income	45,645	30,705	23,664	15,580	13,604
	Interest expense (income), net	21,275	14,097	10,118	5,949	6,370
	Net loss on reduction of debt(1)	—	—	7,224	1,359	3,158
	Other (income) expense, net	(1,827)	(63)	(64)	(27)	(253)

	Income before provision (benefit) for income taxes	26,197	16,671	6,386	8,299	4,329
	Provision (benefit) for income taxes(2)	529	851	484	163	(16,845)

	Net income	25,668	$15,820	$5,902	$8,136	$21,174

Net income per unit	—basic	1.97	$1.56	$0.60	$0.95	$2.26
	—diluted	1.95	$1.55	$0.60	$0.95	$2.25

	Years Ended June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data (at year end):
Vessels and equipment, net	$608,209	$358,580	$316,237	$235,490	$193,646
Total assets	798,308	439,833	389,220	275,267	228,144
Total debt	439,206	244,287	193,380	114,005	78,817
Partners' capital/members' equity	275,178	152,653	163,943	141,940	135,698
Cash Flow Data:
Net cash provided by (used in):
Operating activities	40,507	$41,176	$20,072	$24,163	$10,904
Investing activities	(292,196)	(63,704)	(105,398)	(55,901)	(59,167)
Financing activities	252,529	22,614	86,064	31,447	48,616
Other Financial Data:
Capital expenditures(3):
Maintenance	27,836	$20,337	$13,753	$8,024	$7,957
Expansion (including vessel and company acquisitions)	240,710	25,960	98,073	39,337	52,747

Total	268,546	$46,297	$111,826	$47,361	$60,704

Construction of tank vessels	51,987	$33,315	$20,702	$16,816	$16,512

Distributions declared per common unit in respect of the period	$2.990	$2.680	$2.380	$2.180	$0.955
Operating Data:
Number of tank barges (at period end)	74	60	61	44	34
Number of tankers (at period end)	1	1	2	2	2
Number of tugboats (at period end)	66	44	41	25	19
Total barrel-carrying capacity (in thousands at period end)	4,423	3,464	3,357	2,561	2,410
Net utilization(4)	84%	85%	83%	85%	86%
Average daily rate(5)	$11,334	$10,097	$9,245	$8,734	$8,095

(1)
Fiscal 2006 and fiscal 2005 include losses of $7.2 million and $1.4 million, respectively, in connection with the restructuring of our revolving credit facility and repayment of certain term loans, including our Title XI debt in fiscal 2006. Fiscal 2004 includes a $3.2 million loss on prepayment of certain EW Transportation LLC debt using proceeds of our initial public offering.

(2)
Fiscal 2004 includes a non-cash tax benefit of $17.6 million solely attributable to a reduction in deferred taxes resulting from the change in income tax status of the assets and liabilities constituting the business of EW Transportation LLC that were transferred to us at the date of the initial public offering.

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

GENERAL

        We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States. We currently operate a fleet of 74 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.4 million barrels of capacity, we believe we currently operate the largest coastwise tank barge fleet in the United States.

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

SIGNIFICANT EVENTS DURING FISCAL 2008

        On August 14, 2007, we completed the acquisition of all of the equity interests in Smith Maritime, Ltd., Go Big Chartering, LLC, and Sirius Maritime, LLC (collectively, the "Smith Maritime Group"). This transaction was part of our business strategy to expand our fleet through strategic and accretive acquisitions. The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. The aggregate purchase price was $203.7 million, consisting of $168.9 million of cash, including $1.5 million of direct expenses, $23.5 million of assumed debt and common units valued at approximately $11.3 million. As further described below, we financed the cash portion of the purchase through additional borrowings under our revolving credit agreement and a bridge loan.

        The acquisition of the Smith Maritime Group added eleven petroleum tank barges and ten tugboats, aggregating 777,000 barrels of capacity (of which 669,000 barrels, or 86%, are double-hulled) to our fleet, representing a 22% increase in our barrel-carrying capacity as of the acquisition date.

Acquisition Financing

        To finance the acquisition of the Smith Maritime Group, on August 14, 2007 we amended and restated our revolving credit agreement with KeyBank National Association, as administrative agent and lead arranger, to provide for (1) an increase in availability to $175.0 million under our senior secured revolving credit facility, with an increase in the term to seven years, (2) a $45.0 million 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. We also entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association. On August 14, 2007, we borrowed $67.0 million under the revolving facility, $45.0 million under the 364-day facility, and $60.0 million under the bridge loan facility to fund the cash portion of the purchase price of the Smith Maritime Group. See "Liquidity and Capital Resources—Credit Agreement" below for further discussion of these facilities.

Common Unit Offering

        On September 26, 2007, we completed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit. The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under our revolving credit agreement, including the $45.0 million 364-day facility, and also the $60.0 million bridge loan described above.

 RECENT DEVELOPMENT

        On August 20, 2008, we completed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit. The net proceeds of $50 million from the offering, after payment of underwriting discounts and commissions, were used to repay borrowings under our credit agreements and to make construction progress payments in connection with our vessel new building program.

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

  •
  Depreciation and amortization.  We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period, the size of the vessels and the nature of the work performed determine the level of drydocking expenditures. We capitalize expenditures incurred for drydocking and amortize these expenditures over 36 months. We also amortize, over periods ranging from three to twenty years, intangible assets in connection with vessel acquisitions.

  •
  General and administrative expenses.  General and administrative expenses generally consist of employment costs of shoreside staff and the cost of facilities, as well as legal, audit, insurance and other administrative costs.

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

  •
  Coastwise and local trades.  Our business is segregated into coastwise trade and local trade. Our coastwise trade generally comprises voyages of between 200 and 1,000 miles by vessels with greater than 40,000 barrels of barrel-carrying capacity. These voyages originate from the mid-Atlantic states to points as far north as Canada and as far south as Cape Hatteras, from points within the Gulf Coast region to other points within that region or to the Northeast, to and from points on the West Coast of the United States and Alaska, and to and from points within the Hawaiian islands. We also own two non-Jones Act tank barges that transport petroleum products internationally. Our local trade generally comprises voyages by smaller vessels of less than 200 miles. The term U.S. coastwise trade is an industry term used generally for Jones Act purposes, and would include both our coastwise and local trades.

RESULTS OF OPERATIONS

        The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2008	2007	2006
Voyage revenue	$312,680	$216,924	$176,650
Bareboat charter and other revenue	13,600	9,650	6,118

Total revenues	326,280	226,574	182,768
Voyage expenses	79,427	45,875	37,973
Vessel operating expenses	124,551	96,005	77,325
% of voyage and vessel operating expenses to total revenues	62.5%	62.6%	63.1%
General and administrative expenses	28,947	20,472	17,309
% of total revenues	8.9%	9.0%	9.5%
Depreciation and amortization	48,311	33,415	26,810
Net (gain) loss on sale of vessels	(601)	102	(313)

Operating income	45,645	30,705	23,664
% of total revenues	14.0%	13.6%	12.9%
Interest expense, net	21,275	14,097	10,118
Net loss on reduction of debt	—	—	7,224
Other (income) expense, net	(1,827)	(63)	(64)

Income before provision for income taxes	26,197	16,671	6,386
Provision for income taxes	529	851	484

Net income	$25,668	$15,820	$5,902

Net voyage revenue by trade
Coastwise
Total tank vessel days	15,103	11,032	9,430
Days worked	13,174	9,954	8,467
Scheduled drydocking days	831	511	403
Net utilization	87%	90%	90%
Average daily rate	$13,731	$12,375	$11,967
Total coastwise net voyage revenue(a)	$180,893	$123,182	$101,324
Local
Total tank vessel days	9,267	8,864	8,537
Days worked	7,406	6,987	6,534
Scheduled drydocking days	174	232	317
Net utilization	80%	79%	77%
Average daily rate	$7,070	$6,851	$5,717
Total local net voyage revenue(a)	$52,360	$47,867	$37,353
Tank vessel fleet
Total tank vessel days	24,370	19,896	17,967
Days worked	20,580	16,941	15,001
Scheduled drydocking days	1,005	743	720
Net utilization	84%	85%	83%
Average daily rate	$11,334	$10,097	$9,245
Total fleet net voyage revenue(a)	$233,253	$171,049	$138,677

(a)
Net voyage revenue is a non-GAAP measure which is defined above under "Definitions" and reconciled to Voyage revenue, the nearest GAAP measure, under "Voyage Revenue and Voyage Expenses" in the period-to-period comparisons below.

Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

Voyage Revenue and Voyage Expenses

        Voyage revenue was $312.7 million for the fiscal year ended June 30, 2008, an increase of $95.8 million, or 44%, as compared to voyage revenue of $216.9 million for the fiscal year ended June 30, 2007. Voyage expenses were $79.4 million for the fiscal year ended June 30, 2008, an increase of $33.5 million, or 73%, as compared to voyage expenses of $45.9 million for the fiscal year ended June 30, 2007.

Net Voyage Revenue

        Net voyage revenue was $233.3 million for the fiscal year ended June 30, 2008, an increase of $62.3 million, or 36%, as compared to net voyage revenue of $171.0 million for the fiscal year ended June 30, 2007. In our coastwise trade, net voyage revenue was $180.9 million for the fiscal year ended June 30, 2008, an increase of $57.7 million, or 47%, as compared to $123.2 million for the fiscal year ended June 30, 2007. Net utilization in our coastwise trade was 87% for the fiscal year ended June 30, 2008 as compared to 90% for the fiscal year ended June 30, 2007. Net utilization in fiscal 2008 was adversely affected by a larger than usual number of shipyard days. The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $42.4 million for the fiscal year ended June 30, 2008. Net voyage revenue increased by an additional $13.4 million during the fiscal year ended June 30, 2008 due to an increase in the number of working days for (1) the DBL 104, which began operations in April 2007, (2) the DBL 134, which was in shipyard being coupled with the Irish Sea in the prior fiscal period, (3) the DBL 151, which was in shipyard for an extended stay in the prior fiscal period and (4) the Columbia, which was purchased and placed in service in September 2007. Average daily rates in our coastwise trade increased 11% to $13,731 for the fiscal year ended June 30, 2008 from $12,375 for the fiscal year ended June 30, 2007.

        Net voyage revenue in our local trade for the fiscal year ended June 30, 2008 increased by $4.5 million, or 9%, to $52.4 million from $47.9 million for the year ended June 30, 2007. Local net voyage revenue increased by $8.3 million for the fiscal year ended June 30, 2008 due to the increased number of work days for the new-build barges DBL 27, DBL 22, DBL 23, DBL 24 and DBL 25 delivered in January 2007, June 2007, September 2007, December 2007 and March 2008, respectively. This increase was partially offset by the retirement of four single-hulled tank vessels, which decreased net voyage revenue by $2.1 million, and also by weakness in the market for certain older, smaller units and an unseasonably warm winter in the northeast, which reduced demand for heating oil. Net utilization in our local trade was 80% for the fiscal year ended June 30, 2008, compared to 79% for the fiscal year ended June 30, 2007. Average daily rates in our local trade increased 3% to $7,070 for the fiscal year ended June 30, 2008 from $6,851 for the fiscal year ended June 30, 2007. Net utilization in fiscal 2008 was positively impacted by higher utilization for our new build barges.

Bareboat Charter and Other Revenue

        Bareboat charter and other revenue was $13.6 million for the fiscal year ended June 30, 2008, compared to $9.7 million for the fiscal year ended June 30, 2007. Of this $3.9 million increase, the Smith Maritime Group contributed $5.2 million and the eight tugboats purchased from Roehrig Maritime in June 2008 contributed $0.8 million. These increases were partially offset by a $2.3 million decrease in chartering of tank barges to third parties.

Vessel Operating Expenses

        Vessel operating expenses were $124.6 million for the fiscal year ended June 30, 2008, an increase of $28.6 million, or 30%, as compared to $96.0 million for the fiscal year ended June 30, 2007. Voyage and vessel operating expenses as a percentage of total revenues decreased to 62.5% for the fiscal year ended June 30, 2008 from 62.6% for the fiscal year ended June 30, 2007. Vessel labor and related costs increased $18.6 million during fiscal 2008 as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under "—Net voyage revenue" above, the acquisition of the Smith Maritime Group during August 2007 and additional tugboats purchased during fiscal 2008. Insurance costs and vessel repairs and supplies increased $9.7 during fiscal 2008 million as a result of the operation of the larger number of vessels. Additionally, outside towing costs decreased $1.3 million due to additional tugboats purchased during fiscal 2008.

Depreciation and Amortization

        Depreciation and amortization was $48.3 million for the fiscal year ended June 30, 2008, an increase of $14.9 million, or 45%, as compared to $33.4 million for the fiscal year ended June 30, 2007. The increase resulted from additional depreciation and drydocking amortization on our newbuild and purchased vessels described above in addition to the vessels acquired in the Smith Maritime Group transaction.

General and Administrative Expenses

        General and administrative expenses were $28.9 million for the fiscal year ended June 30, 2008, an increase of $8.4 million, or 41%, as compared to general and administrative expenses of $20.5 million for the fiscal year ended June 30, 2007. As a percentage of total revenues, general and administrative expenses decreased to 8.9% for the fiscal year ended June 30, 2008 from 9.0% for the fiscal year ended June 30, 2007. The $8.4 million increase during fiscal 2008 was mainly a result of increased personnel costs resulting from the Smith Maritime Group acquisition, additional increased headcount to support our growth, and the additional facilities costs of our new offices in Philadelphia and Hawaii.

Interest Expense, Net

        Net interest expense was $21.3 million for the fiscal year ended June 30, 2008, or $7.2 million higher than the $14.1 million incurred in fiscal year ended June 30, 2007. The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisition and vessel new building program. In addition, we incurred $1.1 million of interest expense during fiscal 2008 for bridge financing in connection with the Smith Maritime Group acquisition.

Provision for Income Taxes

        For the fiscal year ended June 30, 2008, our effective tax rate was 2.0% as compared to a rate of 5.1% for the fiscal year ended June 30, 2007. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership's corporate subsidiaries. Our effective tax rate for the fiscal year ended June 30, 2008 was lower than the comparable prior year period primarily due to adjustments to the estimated tax liabilities for certain foreign jurisdictions based on tax returns filed.

Net Income

        Net income was $25.7 million for the fiscal year ended June 30, 2008, an increase of $9.9 million compared to net income of $15.8 million for the fiscal year ended June 30, 2007. This increase resulted primarily from a $14.9 million increase in operating income, a $1.8 million increase in other income and a $0.3 decrease in the provision for income taxes, partially offset by a $7.2 million increase in interest expense.

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

Net Voyage Revenue

        Net voyage revenue was $171.0 million for the fiscal year ended June 30, 2007, an increase of $32.3 million, or 23%, as compared to net voyage revenue of $138.7 million for the fiscal year ended June 30, 2006. In our coastwise trade, net voyage revenue was $123.2 million for the fiscal year ended June 30, 2007, an increase of $21.9 million, or 22%, as compared to $101.3 million for the fiscal year ended June 30, 2006. Net utilization in our coastwise trade remained constant at 90% for both the fiscal year ended June 30, 2007 and 2006. The acquisition of Sea Coast Transportation LLC, or Sea Coast, in October 2005 resulted in increased coastwise net voyage revenue of $14.3 million for the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006. Increases totaling $7.6 million in coastwise net voyage revenue resulted from an increase in days worked by the following vessels: (1) the DBL 103, which was placed in service in January 2006, (2) the DBL 104, which was placed in service in April 2007, (3) the McCleary's Spirit, which was purchased in October 2005, and (4) the DBL 53, which commenced operations in June 2006 after being rebuilt. These increases were partially offset by a $1.0 million decrease in coastwise net voyage revenue resulting from the loss of the DBL 152 in the previously reported November 2005 barge incident. Average daily rates in our coastwise trade increased 3% to $12,375 for the fiscal year ended June 30, 2007 from $11,967 for the fiscal year ended June 30, 2006, which accounted for approximately $3.5 million of increased net voyage revenue.

        Net voyage revenue in our local trade for the fiscal year ended June 30, 2007 increased by $10.5 million, or 28%, to $47.9 million from $37.4 million for the year ended June 30, 2006. The acquisition of Sea Coast in October 2005 resulted in increased local net voyage revenue of $1.8 million for the fiscal year ended June 30, 2007, as compared to the fiscal year ended June 30, 2006. Additionally, local net voyage revenue increased by $8.6 million for the fiscal year ended June 30, 2007 due to the increased number of work days for the newbuild barges DBL 28, DBL 29 and DBL 26, and DBL 27 delivered in March 2006, May 2006, August 2006, and January 2007, respectively. This was partially offset by the retirement of three small tank vessels which decreased net voyage revenue by $3.4 million. Net utilization in our local trade was 79% for the fiscal year ended June 30, 2007, compared to 77% for the fiscal year ended June 30, 2006. Average daily rates in our local trade increased 20% to $6,851 for the fiscal year ended June 30, 2007 from $5,717 for the fiscal year ended June 30, 2006, reflecting the positive impact of higher charter rates resulting from strong market conditions, particularly for short term charters. Increased charter rates accounted for approximately $5.1 million of increased net voyage revenue for the fiscal year ended June 30, 2007.

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

Vessel Operating Expenses

        Vessel operating expenses were $96.0 million for the fiscal year ended June 30, 2007, an increase of $18.7 million, or 24%, as compared to $77.3 million for the fiscal year ended June 30, 2006. Voyage and vessel operating expenses as a percentage of total revenues decreased to 62.6% for the fiscal year ended June 30, 2007 from 63.1% for the fiscal year ended June 30, 2006. Vessel labor and related costs increased $11.4 million as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under "—Net voyage revenue" above, and additional tugboats purchased in October 2005, November 2006, and April 2007. Insurance costs and vessel repairs and supplies increased $4.0 million as a result of the operation of the larger number of vessels. Additionally, outside towing increased $1.3 million during fiscal 2007 due to higher shipyard days of our tugboats.

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

Loss on Reduction of Debt

        In November 2005, in connection with our redemption of the Title XI bonds (see "—Liquidity and Capital Resources- Title XI Borrowings" below), we made a make-whole payment of $4.0 million. After writing off $2.7 million in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million. We recorded an additional $0.3 million of loss on reduction of debt in April 2006 resulting from the write-off of deferred financing costs relating to a downsizing of our revolving credit facility.

Provision for Income Taxes

        For fiscal 2007, our effective tax rate decreased to 5.1%, compared to 7.6% in fiscal 2006. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the income of our operating partnership's corporate subsidiaries. Our effective tax rate for the fiscal year ended June 30, 2007 was lower than the comparable prior year period primarily because a smaller percentage of our pre-tax book income related to our corporate subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating Cash Flows.    Net cash provided by operating activities was $40.5 million in fiscal 2008, $41.2 million in fiscal 2007 and $20.1 million in fiscal 2006. The decrease of $0.7 million in fiscal 2008, compared to fiscal 2007, resulted from a $12.9 million negative impact from changes in operating working capital and by increased drydocking payments of $10.6 million, offset by $22.8 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization. The increase of $21.1 million in fiscal 2007, compared to fiscal 2006, resulted primarily from $14.7 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization and net loss on reduction of debt, and a $9.2 million positive impact from changes in operating working capital, partially offset by increased drydocking payments of $2.9 million. During fiscal 2008, our working capital increased mainly due to increased accounts receivable as a result of increased revenues, and increased prepaid expenses as a result of increased fuel inventory which resulted from higher fuel prices. During fiscal 2007, our working capital decreased mainly due to increases in accrued expenses and other current liabilities resulting from increased payroll, self-insured medical and claim accruals, and decreased prepaid and other current assets resulting mainly from the collection of insurance claim receivables.

         Investing Cash Flows.    Net cash used in investing activities totaled $292.2 million in fiscal 2008, $63.7 million in fiscal 2007 and $105.4 million in fiscal 2006. Fiscal 2008 included the $168.9 million cash portion of the purchase price for the Smith Maritime Group. Vessel acquisitions for fiscal 2008 included $60.5 million to acquire two existing barges and eleven additional tugs. The seller issued a $3.0 million note on one of the barge purchases, which was paid in November 2007. Vessel acquisitions totaled $16.2 million for fiscal 2007, which related to the purchase of five tugboats and certain small tank vessels. In fiscal 2006, we spent $76.5 million in cash, net, to acquire Sea Coast in October 2005. Also during fiscal 2006, we acquired an 85,000-barrel integrated tug-barge unit for approximately $13.1 million. Tank vessel construction for fiscal 2008 aggregated $52.0 million and included progress payments on the construction of three new 80,000-barrel tank barges, three new 28,000-barrel tank barges, a new 50,000-barrel tank barge, a new 100,000-barrel tank barge and a new 185,000-barrel articulated tug-barge unit. Tank vessel construction of $33.3 million in fiscal 2007 included progress payments on construction of a new 100,000-barrel tank barge, three new 80,000-barrel tank barges and six new 28,000-barrel tank barges. Construction of tank vessels for fiscal 2006 totaled $20.7 million, including payments for two new 100,000-barrel tank barges and four new 28,000-barrel tank barges. Other capital expenditures, totaling $13.3 million in fiscal 2008, related primarily to the coupling of tugboats to our newbuild tank barges, tank renovations on two tank barges and improvements to a newly purchased tug. Capital expenditures of $14.8 million in fiscal 2007 included the coupling of tugboats to our newbuild tank barges and the rebuilding of one of our larger existing tank barges. Other capital expenditures of $9.1 million in fiscal 2006 related primarily to re-powering of, and installation of coupling systems on, certain tugboats used with our newbuild tank barges, and expenditures related to upgrading the vessels acquired in December 2004. Capital expenditures made in the normal course of business are generally financed by cash from operations and, where necessary, borrowings under our credit agreement.

         Financing Cash Flows.    Net cash provided by financing activities was $252.5 million in fiscal 2008, $22.6 million in fiscal 2007 and $86.1 million in fiscal 2006. The primary financing activities for fiscal 2008 were $138.3 million in gross proceeds from the issuance of 3.5 million new common units in September 2007, $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds, and $161.9 million of other term loans to finance our vessel newbuilding program, certain tug and barge purchases including the purchase of eight tugboats from Roehrig Maritime LLC as described under "—Term Loans" below. Repayment of term loans during fiscal 2008 totaled $171.8 million, which included the $105.0 million related to the Smith Maritime Group referred to above and $27.5 million of bridge financing for the purchase of eight tugboats from Roehrig Maritime LLC. We also increased our credit line borrowings by $69.0 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and paid $40.4 million in distributions to partners as described under "—Payment of Distributions" below.

        During fiscal 2007, we increased our credit line borrowings by $43.1 million, increased borrowings on term loans by $14.9 million to finance the construction of new tank barges, repaid term loans by $7.7 million, and paid $27.1 million in distributions to partners.

        In fiscal 2006, our primary financing activities were the issuance of $109.4 million in new term loans and $34.0 million in gross proceeds from the sale of 950,000 common units in October 2005. These proceeds were used to finance the Sea Coast acquisition and the other investing activities described above. Additionally, we paid $36.8 million to redeem the principal balance of the Title XI bonds, and made $23.0 million of distributions to partners. We also amended our revolving credit agreement (see "—Credit Agreement" below) and increased our credit line borrowings by $6.9 million.

         Payment of Distributions.    The board of directors of K-Sea General Partner GP LLC declared the following quarterly distributions to unitholders: $0.70 per unit in respect of the quarter ended June 30, 2007, which was paid on July 24, 2007 to unitholders of record on July 18, 2007; $0.72 per unit in respect of the quarter ended September 30, 2007, which was paid on November 14, 2007 to unitholders of record on November 8, 2007; $0.74 per unit in respect of the quarter ended December 31, 2007, which was paid on February 14, 2008 to unitholders of record on February 8, 2008; and $0.76 per unit in respect of the quarter ended March 31, 2008, which was paid on May 15, 2008 to unitholders of record on May 8, 2008. Additionally, the board declared a quarterly distribution of $0.77 per unit in respect to the quarter ended June 30, 2008, which was paid on August 14, 2008 to unitholders of record on August 6, 2008.

         Oil Pollution Act of 1990.    Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. At September 1, 2008, approximately 76% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

         Ongoing Capital Expenditures.    Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $23.0 million per year to drydock and maintain our fleet. We expect drydocking and maintenance expenditures to approximate $22.0 million in fiscal 2009. In addition, we anticipate that we will spend $1.0 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 3 to the table in "Selected Financial Data" in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2008	2007	2006
Maintenance capital expenditures	$27,836	$20,337	$13,753
Expansion capital expenditures (including vessel and company acquisitions)	240,710	25,960	98,073

Total capital expenditures	$268,546	$46,297	$111,826

Construction of tank vessels	$51,987	$33,315	$20,702

        During fiscal 2008, we took delivery of the following newbuild vessels: in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23. In total, we have agreements with shipyards for the construction of eight additional new tank barges as follows:

Vessels	Expected Delivery
Two 80,000-barrel tank barges	1st – 2nd Quarter fiscal 2009
One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010
One 100,000-barrel tank barge	2nd Quarter fiscal 2010
Four 50,000-barrel tank barges	3rd Q fiscal 2010 – 2nd Q fiscal 2011

        The above tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $165.0 million, of which $40.4 million has been spent as of June 30, 2008. We have an agreement for a long-term charter for the 185,000-barrel unit with a major customer that is expected to commence upon delivery.

        Additionally, we intend to retire, retrofit or replace 25 (including four chartered-in) single-hull tank vessels by December 2014, which at September 1, 2008 represented approximately 24% of our barrel-carrying capacity. The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past several years. We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels totals approximately $50.0 million. This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise. We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

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

        We believe that cash flows from operations and borrowings under our credit agreement, described under "—Credit Agreement" below, will be sufficient to meet our liquidity needs for the next 12 months.

         Credit Agreement.    We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations. On August 14, 2007, we amended and restated our revolving credit agreement to provide for (1) an increase in availability to $175.0 million under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45.0 million 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, we have the right to increase the primary revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million. On November 7, 2007, we exercised this right and increased the facility by $25.0 million to $200.0 million. The primary revolving facility is, and the 364-day facility was, collateralized by a first perfected security interest in vessels having a total fair market value of approximately $275.0 million and certain equipment and machinery related to such vessels. On August 14, 2007, we borrowed $67.0 million under the revolving facility and $45.0 million under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group.

        Also on August 14, 2007, we entered into a bridge loan facility for up to $60.0 million with an affiliate of KeyBank National Association in connection with the Smith Maritime Group acquisition. While outstanding, the bridge loan facility bore interest at an annual rate of LIBOR plus 1.5%, and was to mature on November 12, 2007.

        Both the $45.0 million 364-day senior secured facility and the $60.0 million bridge loan were repaid on September 26, 2007 upon closing of an offering of common units by us. See "—Issuance of Common Units" below. As of June 30, 2008, we had $162.4 million outstanding on the revolving facility.

        The following table summarizes the rates of interest and commitment fees for the revolving credit agreement:

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

        Interest on a base rate loan is payable monthly over the five-year term of the credit agreement. Interest on a LIBOR-based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the credit agreement.

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
  •
  EBITDA to fixed charges of at least 1.85 to 1.00,

  •
  total funded debt to EBITDA of no greater than 4.00 to 1.00;

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

        We also maintain a separate $5.0 million revolver with a commercial bank to support our daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.40%; amounts outstanding at June 30, 2008 totaled $3.7 million.

        On November 30, 2007, we entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104.9 million of our credit agreement borrowings to fixed rates, for a term of three years. The fixed rates to be paid by us average 4.01% plus the applicable margin. The fair value of the swap contracts ($1.2 million) as of June 30, 2008 is included in other liabilities in the consolidated balance sheet.

         Term Loans.    On June 5, 2008, we closed the last of eleven fixed-rate term loans aggregating $72.1 million, which were entered into between April 30, 2008 and June 5, 2008. These loans were arranged with a financial institution, which assigned all but two to other financial institutions. The loans have a term of ten years, maturing between April 1, 2018 and June 1, 2018, except one loan for $16.5 million which has a term of seven years and matures on June 1, 2015. These loans bear a weighted average interest rate of 6.35% and are repayable in an aggregate fixed monthly payment of $0.6 million. Final balloon payments of principal total $10.7 million on June 1, 2015 and $24.8 million between April 1, 2018 and June 1, 2018. The loans are collateralized by eleven tank barges and tugboats. The proceeds of these loans were used to repay borrowings under our credit agreement, except for $15.0 million which was used to repay an advance on such loans which was used to repay a separate term loan. These term loan agreements contain customary events of default, including a cross default to our credit agreement, and also the fixed charge coverage ratio requirement that is included in the credit agreement. Borrowings outstanding on these loans totaled $71.9 million at June 30, 2008.

        Also on June 5, 2008, in connection with the acquisition of eight tugboats and ancillary equipment from Roehrig Maritime LLC, we entered into a $31.7 million bridge loan agreement with a financial institution. The bridge loan was to mature on October 5, 2008; we have since refinanced $27.5 million of the bridge loan with term loans and repaid the balance on July 13, 2008 using our revolving credit agreement. The term loans all have terms of seven years. Two of the loans totaling $19.9 million bear a weighted average interest rate of 6.52% and are repayable in an aggregate fixed monthly amount of $0.2 million, with final balloon payments of principal totaling $12.1 million due at maturity on July 1, 2015. A third term loan bears interest at LIBOR plus 2.0%, is repayable in fixed principal amounts ranging from $30,896 to $41,946 monthly, plus interest, and matures on July 1, 2015 at which time a final balloon payment of principal of $4.6 million is due. These term loans are collateralized by six tugboats. Borrowings outstanding on these term loans totaled $27.5 million at June 30, 2008.

        On June 4, 2008, we entered into a credit agreement (the "ATB Agreement") with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57.6 million. Obligations under the ATB Agreement are collateralized during the construction period by an assignment of our rights under the construction contract with the related shipyard and, after delivery, by a first preferred mortgage interest in the tug-barge unit. Interest is payable quarterly at the applicable LIBOR rate plus a margin ranging from 1.05% to 1.85% based upon our ratio of Total Funded Debt to EBITDA, as defined in the agreement. At the delivery date of the unit, which is expected during the fourth quarter of calendar 2009, the aggregate of the advances taken during the construction period will be converted to a term loan repayable in twenty-eight quarterly payments covering 37.5% of the term loan, which are expected to approximate $0.8 million each, plus interest at LIBOR plus the applicable margin. The twenty eighth and final payment will also include a balloon payment of 62.5% of the term loan, estimated at $36.0 million. The ATB Agreement contains the same financial covenants as are contained in our credit agreement described above, as well as customary events of default. We had outstanding borrowings of $10.4 million at June 30, 2008 under the ATB agreement. On June 13, 2008, we also entered into an agreement with the financial institution to swap the LIBOR-based, variable rate interest payments on the outstanding balance of the ATB agreement to a fixed rate of 5.08% over the same term, resulting in a total fixed interest rate of 5.08% plus the applicable margin. The fair value of the swap contract of ($0.9 million) as of June 30, 2008 is included in other liabilities in the consolidated balance sheet.

        On February 22, 2008, we closed a new ten-year, $5.4 million term loan to finance purchase of a tugboat. The loan bears interest at 6.15%, and is repayable in monthly installments of $46,220 with a final payment at maturity of $2.4 million. The loan is collateralized by the related tugboat. The principal balance of the loan was $5.4 million at June 30, 2008.

        On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, we assumed two term loans totaling $23.5 million. The first, in the amount of $19.5 million, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147,455, plus interest, through August 2018. The second, in the amount of $4.0 million, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59,269 to $81,320, plus interest, through May 2012. These loans are collateralized by three tank barges. We also agreed with the lender to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, plus a margin, over the same terms as the loans. Borrowings outstanding on the term loans were $21.4 million at June 30, 2008. The fair value of the swap contract of ($1.2 million) as of June 30, 2008 is included in other liabilities in the consolidated balance sheet.

        On April 3, 2006, we entered into an agreement with a lending institution under which we borrowed $80.0 million, for which we pledged six tugboats and six tank barges as collateral. We used the proceeds of these loans to repay indebtedness under our credit agreement. Borrowings are represented by six loans which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $71.9 million as of June 30, 2008. Also on April 3, 2006, we entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80.0 million of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans. This swap results in a fixed interest rate on the loans of 6.6275% for their seven-year term. The fair value of the swap contract of ($3.5 million) and $0.4 million as of June 30, 2008 and 2007, respectively, is included in other liabilities and other assets in the consolidated balance sheet.

        The interest rate swap contracts referred to above have all been designated as cash flow hedges and, therefore, the unrealized gains and losses resulting from the change in fair value of each of the contracts are being reflected in other comprehensive income.

        On December 19, 2005, one of our subsidiaries entered into a seven year Canadian dollar term loan to refinance the purchase of an integrated tug-barge unit. The proceeds of US $13.0 million were used to repay borrowings under our credit agreement, which had been used to finance the purchase of the unit. The loan bears interest at a fixed rate of 6.59% and is repayable in 60 monthly installments of CDN $136,328 and 23 monthly installments of CDN $215,991 with the remaining principal amount of CDN $7.7 million payable at maturity. This loan is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan totaled US $13.2 million as of June 30, 2008.

        In May 2006, we entered into an agreement to borrow up to $23.0 million to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable in monthly principal payments of $120,958, plus accrued interest, over seven years, with the remaining principal amount of $10.3 million payable at maturity. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan totaled $18.9 million at June 30, 2008.

        In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107,143 with the remaining principal amount of $9.0 million payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $15.3 million at June 30, 2008.

        In March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $65,500 with the remaining principal amount of $5.5 million payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $9.1 million at June 30, 2008.

         Title XI Borrowings.    On June 7, 2002, to provide financing for four newbuild tank vessels, we privately placed $40.4 million of bonds ("Title XI bonds"), which were guaranteed by the Maritime Administration of the U.S. Department of Transportation, or MARAD, pursuant to Title XI of the Merchant Marine Act of 1936. The proceeds of $39.1 million, net of certain closing fees, were deposited in a reserve account with the U.S. Department of the Treasury and used to fund construction of the related vessels. On November 29, 2005, we redeemed the outstanding $36.8 million principal balance of bonds, paid $0.8 million of accrued interest, and made a make-whole payment of $4.0 million as required under the trust indenture. We funded the redemption using funds from our revolving credit agreement. After writing off $2.7 million in unamortized deferred financing costs, and after costs and expenses relating to the transaction, we recorded a loss on reduction of debt of $6.9 million in fiscal 2006. Retirement of the Title XI bonds improved our borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

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

         Issuances of Common Units.    On August 14, 2007, we issued 250,000 common units to certain sellers in connection with our acquisition of the Smith Maritime Group. On September 26, 2007, we completed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit. The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement.

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

        On August 20, 2008, we completed a public offering of 2,000,000 common units. The price to the public was $25.80 per unit. The net proceeds of $50.0 million from the offering, after payment of underwriting discounts and commissions but before payment of expenses, were used to repay borrowings under our credit agreements and to make construction progress payments in connection with our vessel new building program.

         Conversion of Subordinated Units.    On January 14, 2004, we completed our initial public offering of common units representing limited partner interests and, in connection therewith, also issued to our predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests. During the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once we meet certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. We have met certain financial tests in our partnership agreement and, accordingly, 50% (or 2,082,500) of the subordinated units have already converted into common units.

         Contractual Obligations and Contingencies.    Our contractual obligations at June 30, 2008 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt and capital lease obligations	$439,206	$16,754	$39,967	$112,249	$270,236
Interest on long-term debt and capital lease obligations(1)	71,541	12,884	23,325	19,141	16,191
Operating lease obligations	6,844	3,146	1,647	1,112	939
Purchase obligations(2)	124,105	76,561	47,544	—	—

	$641,696	$109,345	$112,483	$132,502	$287,366

(1)
Interest is only on fixed rate debt, which has a weighted-average interest rate of 6.5%. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—for discussion of interest on variable rate debt.

(2)
Capital expenditures relating to shipyard payments for the construction of two new 80,000-barrel double-hull tank barges, one new 100,000-barrel double-hull tank barge, four new 50,000-barrel double-hull tank barges and one 185,000-barrel double-hull articulated tug-barge unit.

        Certain executive officers of K-Sea General Partner GP LLC have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. Each of these employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30 days written notice prior to the end of the term that such party desires not to renew the employment agreement. These executive officers currently receive aggregate base annual salaries of $960,000. In addition, each employee is eligible to receive an annual bonus award based upon consideration of our partnership performance and individual performance. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

        The European Union is currently working toward a new directive for the insurance industry, called "Solvency 2", that is expected to become law within four to five years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. ("WOE"), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the new directive. In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. Our capital call of $1.1 million was paid during calendar 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, we have an interest in the WOE's free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2008 balance sheet.

        We are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are also subject to deductibles with respect to its insurance coverage that range from $25,000 to $100,000 per incident and provides on a current basis for estimated payments thereunder.

Inflation

        During the last three years, inflation has had a relatively minor effect on our financial results. Our contracts generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed through to our customers.

Related Party Transactions

        For information regarding related party transactions, please read "Certain Relationships and Related Transactions" in Item 13 of this report.

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

Amortization of Drydocking Expenditures

        Drydocking expenditures are capitalized and amortized over three years based on regulatory drydocking requirements. Drydocking of vessels is required by both the U.S. Coast Guard and by the applicable classification society, which in our case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel. Amortization of drydocking expenditures is included in depreciation and amortization expense.

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

New Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We adopted FAS 155 as of July 1, 2007, and such adoption did not have any impact on our financial position, results of operations or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 as of July 1, 2007, and such adoption did not have any impact on our financial position, results of operations or cash flows.

        At the date of the adoption of FIN 48, there were no unrecognized tax benefits and consequently no related interest and penalties. The significant jurisdictions in which we file tax returns and are subject to tax include New York City, Venezuela and Puerto Rico. The significant jurisdictions in which our corporate subsidiaries file tax returns and are subject to tax include the United States and Canada. The tax returns filed in the United States and state jurisdictions are subject to examination for the years 2004 through 2007 and in foreign jurisdictions for the years 2005 through 2007. We have adopted a policy to record tax related interest and penalties under interest expense and general and administrative expenses, respectively.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and we are currently analyzing its impact, if any.

        In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 provides an option to report selected financial assets and liabilities at fair value. FAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, and we are currently analyzing its impact, if any.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") which replaces FAS No.141, "Business Combinations." FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). We are currently analyzing the impact, if any, of this standard.

        In December 2007, the FASB issued FASB Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("FAS 160"). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently analyzing the impact, if any, of this standard.

        In March 2008, the FASB issued FASB Statement No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently analyzing the impact, if any, of this standard.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective as of the beginning of our fiscal year 2010. We are currently analyzing the impact, if any, of this standard.

        In May 2008, the FASB issued FASB Statement (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement will go into effect 60 days after the Securities and Exchange Commission approves related auditing rules and is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. After considering the interest rate swap agreements discussed below, as of June 30, 2008 approximately $312.4 million of our long- term debt bears interest at fixed interest rates ranging from 5.26% to 6.81%. Borrowings under our revolving credit agreement and certain other term loans, totaling $126.8 million at June 30, 2008, bear interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate. Based on our total outstanding floating rate debt as of June 30, 2008, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.3 million annually.

        As of June 30, 2008, we had six outstanding interest rate swap agreements that expire over the periods from 2012 to 2018, concurrently with the hedged loans. As of June 30, 2008, the notional amount of the swaps was $198.2 million and we were paying a weighted average fixed rate of 5.91%, and were receiving a weighted average variable rate of 3.77%. The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt. The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth on pages F-1 to F-31 of this report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness in our internal control over financial reporting discussed below.

        Notwithstanding the material weakness, based upon additional analysis and other post closing procedures, we have concluded that our audited consolidated financial statements for the year ended June 30, 2008 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        We did not maintain effective controls over the accuracy of depreciation expense and accumulated depreciation. Specifically, an effective control was not designed and in place to compare depreciation expense as calculated under the mid-year convention to what would have been calculated using the dates fixed assets were placed in service. This deficiency led to material misstatements and the restatement of our financial statements for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008, along with audit adjustments to the consolidated financial statements for the fiscal year ended June 30, 2008. We have determined that this control deficiency constitutes a material weakness which, if not remediated, could result in further material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected.

        As a result of the material weakness identified above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        Management excluded Smith Maritime LLC and K-Sea Hawaii Inc. from its assessment of internal control over financial reporting as of June 30, 2008 because they were acquired in a purchase business combination during fiscal 2008. Smith Maritime LLC and K-Sea Hawaii Inc. are wholly-owned subsidiaries whose total assets and total revenues represent $136.2 million and $27.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.

        The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading "Report of Independent Registered Public Accounting Firm" on page F-2.

Remediation Plan for Material Weakness

        We have established a control over the accuracy of depreciation expense by changing our depreciation control with respect to the calculation of depreciation for assets placed in service in the current period.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September             , 2008. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	62	Chairman of the Board
Timothy J. Casey	48	President, Chief Executive Officer and Director
Anthony S. Abbate	68	Director
Barry J. Alperin	68	Director
Brian P. Friedman	52	Director
Frank Salerno	49	Director
John J. Nicola	54	Chief Financial Officer
Thomas M. Sullivan	49	Chief Operating Officer and President—Atlantic Region
Richard P. Falcinelli	47	Executive Vice President and Secretary
Gregory J. Haslinsky	45	Vice President, Sales and Marketing
Charles Kauffman	57	Vice President, Corporate Development
Gordon Smith	39	President, Pacific Region

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

        Timothy J. Casey has served as our President, Chief Executive Officer and Director since July 2003. Mr. Casey has served as President, Chief Executive Officer and Director of EW Transportation LLC since April 1999. Mr. Casey is also a Vice Chairman for American Waterways Operators, a board member of The Seamen's Church Institute and a member of the American Bureau of Shipping.

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

        Brian P. Friedman has served as a director since July 2003. Since 1997, Mr. Friedman has been President of Jefferies Capital Partners, a private equity investment firm. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc., a global securities and investment banking firm, and as a director of Jefferies Group, Inc. As a result of his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of private portfolio companies.

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

        Thomas M. Sullivan has served as Chief Operating Officer and President—Atlantic Region since April 2008. Mr. Sullivan served as Vice President of Operations from July 2003 to April 2008. Mr. Sullivan served as Vice President of Operations for EW Transportation LLC since April 1999. Mr. Sullivan also served as Vessel Supervisor for EW Transportation LLC's predecessor from March 1995 until April 1999.

        Richard P. Falcinelli has served as Executive Vice President and Secretary since April 2008. Mr. Falcinelli served as Vice President of Administration and Secretary from July 2003 to April 2008. Mr. Falcinelli has served as Vice President of Administration and Secretary of EW Transportation LLC since April 1999.

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

        Gordon Smith has served as our President—Pacific Region since April 2008. From August 2007 to April 2008, Mr. Smith served as Vice Chairman. Mr. Smith was President of Smith Maritime, Ltd. from 1992 and Vice President of Sirius Maritime LLC from 2002 until our acquisition of that company in August 2007.

Meetings and Committees of the Board of Directors

Meetings

        K-Sea General Partner GP LLC's board of directors held eight meetings during fiscal 2008. During fiscal 2008, each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors of K-Sea General Partner GP LLC and (2) the total number of meetings held by all committees of such board on which he served.

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

        The primary responsibilities of the audit committee are to assist the board of directors of K-Sea General Partner GP LLC in overseeing (1) the integrity of our financial statements, (2) our independent registered public accounting firm's qualifications, independence, and performance, (3) the effectiveness of our internal controls and procedures and our internal audit function, and (4) our compliance with legal and regulatory requirements. The audit committee has the sole authority to appoint, retain and terminate our independent registered public accounting firm, which reports directly to the audit committee.

        The audit committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

        K-Sea General Partner GP LLC has a standing compensation committee consisting of Messrs. Alperin, Dowling and Friedman. The compensation committee, among other tasks, determines and approves the chief executive officer's compensation, makes recommendations to the board with respect to other executive officer compensation, and reviews from time to time the compensation and benefits of non-employee directors.

Conflicts Committee

        K-Sea General Partner GP LLC has a standing conflicts committee consisting of Messrs. Abbate, Alperin and Salerno. The conflicts committee reviews specific matters that the board of directors of K-Sea General Partner GP LLC believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement.

Finance Committee

        K-Sea General Partner GP LLC has a standing finance committee consisting of Messrs. Dowling and Casey. The finance committee is authorized to review and approve derivative transactions (including interest rate swaps) with respect to up to 50% of our total outstanding indebtedness.

Director Independence

        For information on director independence, please read "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Policies and Procedures for Approval of Related Person Transactions

        The Board of Directors of K-Sea General Partner GP LLC has adopted a policy pursuant to which related party transactions are reviewed, approved or ratified. The policy applies to any transaction in which (1) we are a participant, (2) any related person has a direct or indirect material interest and (3) the amount involved exceeds $120,000, but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S-K. The Conflicts Committee is responsible for reviewing, approving and ratifying any related person transaction, except those related to compensation which is the responsibility of the compensation committee.

Code of Business Conduct and Ethics

        The board of directors of K-Sea General Partner GP LLC has adopted a code of business conduct and ethics for all employees, officers and directors. If any amendments are made to the code or if K-Sea General Partner GP LLC grants any waiver, including any implicit waiver, from a provision of the code that the SEC or the New York Stock Exchange ("NYSE") requires us to disclose, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

Annual Certification

        We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. For fiscal 2007, we submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE's Listed Company Manual. For fiscal 2008, we expect to submit this certification to the NYSE within 30 days after filing this report.

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

Payments to Our General Partner

        K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. There were no reimbursable expenses in fiscal 2008 or fiscal 2007. We also directly pay the fees of the independent directors of

K-Sea General Partner GP LLC and reimburse meeting-related expenses of all directors of K-Sea General Partner GP LLC.

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

        Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended June 30, 2008, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except for the failure to timely file a Form 3 by Mr. Smith and the failure to timely file four Form 4s by Mr. Sullivan.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis is intended to provide investors with an understanding of our compensation policies and decisions regarding our named executive officers for fiscal 2008. Our named executive officers are our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for fiscal 2008.

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

Purpose of Our Executive Compensation Program

        Our primary business objective is to increase our distributable cash flow ("DCF") per unit, which serves as a basis for our distribution payments to unitholders, by executing the following business strategies:

  •
  expanding our fleet through newbuildings and accretive and strategic acquisitions;

  •
  maximizing fleet utilization and improving productivity;

  •
  maintaining safe, low-cost and efficient operations;

  •
  balancing our fleet deployment between long-term contracts and short-term business to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions; and

  •
  attracting and maintaining customers by adhering to high standards of performance, reliability and safety.

        For additional information regarding our business strategies, please see "Items 1 and 2. Business and Properties—Our Partnership."

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

Role of the Compensation Committee

  Responsibilities and Authority

        The Compensation Committee of K-Sea General Partner GP LLC has overall responsibility for determining the compensation of our named executive officers. The specific duties and responsibilities of the Compensation Committee are described above under "Item 10. Directors, Executive Officers and Corporate Governance—Meetings and Committees of the Board of Directors—Compensation Committee" and in the charter of the Compensation Committee, which is available on the "Investor Relations—Governance" section of our website at www.k-sea.com.

        For fiscal 2008, the compensation payable to all of our named executive officers was reviewed and approved by the Compensation Committee. The Compensation Committee seeks input from Timothy J. Casey, our President and Chief Executive Officer, regarding the amount of compensation payable to, and the individual performance of, our named executive officers (other than Mr. Casey).

  Independent Compensation Consultant

        In fiscal 2007, the Compensation Committee retained Pearl Meyer and Partners ("PMP") as an independent consultant on executive compensation matters. The Compensation Committee met with PMP multiple times over several months during late fiscal 2007 and early fiscal 2008 to review and refine the partnership's compensation methodology. The Compensation Committee considered advice and information from PMP in determining the amount and form of compensation for named executive officers and other employees. This work included establishing a comparator group of companies, providing relevant market data and alternatives to consider for named executive officer compensation, and meeting with the Compensation Committee and Mr. Casey to discuss executive compensation matters. The Partnership has not engaged PMP for any other purpose.

        The Compensation Committee did not retain PMP or any other compensation consultant with respect to the determination of base salaries for fiscal 2009 or the amount or form of incentive compensation to be paid to executive officers with respect to performance in fiscal 2008.

  Timing of Decisions

        The Compensation Committee meets after the end of each fiscal year to review base salaries for the then-current year, to consider incentive compensation (consisting of cash bonuses and equity-based awards) and to review and, as appropriate, make changes to our executive compensation program. The Compensation Committee also meets at other times during the year and acts by written consent when necessary and appropriate. During fiscal 2008, the Compensation Committee met three times. The Chairman of the Compensation Committee also met with members of our management team on several occasions to discuss our executive compensation policies and programs.

        We do not time the release of material non-public information for the purpose of affecting the values of executive compensation. At the time of making equity-based compensation decisions, the Compensation Committee may be aware of material non-public information and takes such information into account, but it does not adjust the size of grants to reflect possible market reaction. Prior to August 2007, the Compensation Committee made grants of equity-based compensation on a periodic basis to reflect specific achievements. In August 2007, the Compensation Committee decided to consider grants of equity-based compensation on an annual basis shortly after the end of each fiscal year, although specific grants may be made at other times to recognize the promotion of an employee, a change in responsibility or a specific achievement.

Elements of Compensation

        Our executive compensation program includes three main elements: a base salary, an annual cash bonus and an annual equity-based incentive award. These individual components are designed to:

  •
  through a market-competitive base salary that is consistent with the executive's position and level of responsibility, provide a minimum level of compensation to each individual;

  •
  through an annual cash bonus, reward individuals who contribute to the financial and operational success of our partnership; and

  •
  through equity-based incentive awards, reward individuals who contribute to the financial and operational success of our partnership and, at the same time, further align the executives' interests with the long-term interests of our unitholders.

        We view the various components of compensation as related, but distinct, and emphasize "pay for performance." A significant portion of total executive compensation reflects a risk aspect and is tied to our financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular through participation in the growth of our quarterly distributions, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. The Compensation Committee has not yet adopted any policies for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

        As described in more detail below, our executive compensation program is designed to reward partnership and individual performance.

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

        Each employment agreement established an annual base salary for the named executive officer, which has been subsequently increased by the Compensation Committee. Under the employment agreement, each employee is eligible to receive an annual incentive bonus based upon the financial performance of us and our subsidiaries. The board of directors of K-Sea GP will determine the amount of any incentive bonus award and may issue additional awards to each employee in the amounts and at the times it so determines. Further, Messrs. Casey, Nicola, Sullivan and Falcinelli are each furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies.

        Each employment agreement also provides for certain payments upon termination of employment. For more information, please read below "Executive Compensation Tables—Potential Payments upon Termination or Change in Control." The Compensation Committee is currently evaluating potential revisions to the employment agreements.

  Comparator Group

        In late fiscal 2007 and early fiscal 2008, the Compensation Committee evaluated the executive compensation programs and practices for our executive officers against a comparator group in order to achieve a competitive level of compensation. The comparator group was selected based on, among other things, industry, EBITDA, equity market capitalization and enterprise value. For fiscal 2007, the comparator group consisted of the following 12 transportation companies and six master limited partnerships:

  Transportation Companies

  •
  Celadon Group, Inc.

  •
  Covenant Transportation Group, Inc.

  •
  International Shipholding Corporation

  •
  Maritrans, Inc.

  •
  Marten Transport, Ltd.

  •
  P.A.M. Transportation Services, Inc.

  •
  Patriot Transportation Holding, Inc.

  •
  Saia, Inc.

  •
  U.S. Shipping Partners L.P.

  •
  U.S. Xpress Enterprises, Inc.

  •
  Universal Truckload Services, Inc.

  •
  USA Truck, Inc.

  Master Limited Partnerships

  •
  Atlas Pipeline Partners, L.P.

  •
  Global Partners L.P.

  •
  Hiland Partners, L.P.

  •
  Holly Energy Partners, L.P.

  •
  Martin Midstream Partners, L.P.

  •
  Exterran Partners, L.P.

        The Compensation Committee did not review fiscal 2008 comparator group data when setting fiscal 2009 base salaries for our executive officers or awarding incentive compensation with respect to performance in fiscal 2008.

        In late fiscal 2007 and early fiscal 2008, the Compensation Committee compared the companies' executive compensation programs as a whole, and also compared the pay of individual executives if the jobs were sufficiently similar to make a comparison meaningful.

        In late fiscal 2007 and early fiscal 2008, the Compensation Committee used the comparator group data to ensure that executive officer compensation as a whole was appropriately competitive, given our performance. The Compensation Committee, however, did not target a specific percentile of comparator group compensation in determining the level of executive officer compensation. The composition of the comparator group is subject to change from time to time based on a review by the Compensation Committee to reflect, among other things, best practices in executive compensation, changes in our business including the size and complexity thereof, and changes in the competitive marketplace resulting from mergers and acquisitions or other activity.

  Partnership Performance

        In September 2008, the Compensation Committee evaluated our financial condition and results of operations, our fiscal 2008 performance in light of industry fundamentals and how effectively management adapted to changing industry conditions and opportunities during fiscal 2008. In addition, the Compensation Committee considered the following accomplishments, among others, in measuring partnership performance during fiscal 2008:

  •
  fiscal 2008 DCF was a record and meaningfully above the prior year's DCF;

  •
  increases in per unit distributions to unitholders for each quarter of fiscal 2008;

  •
  the acquisition and integration of the Smith Maritime Group;

  •
  the partnership's progress toward replacing its single-hull vessels;

  •
  the acquisition of several tug boats to improve the efficiency of the partnership's tank barge fleet;

  •
  improvements in average daily rates for the partnership's coastwise and local tank barge fleets;

  •
  consistency in the partnership's net utilization of its tank barges; and

  •
  improvements in safety results.

Base Salary

        In evaluating the base salaries of our named executive officers for fiscal 2009, the Compensation Committee considered the historical and expected future performance of each such executive and competitive market data provided by PMP in early fiscal 2008. Based on these factors, together with the partnership's performance and the individual performance of each executive during fiscal 2008, the Compensation Committee increased the base salaries of our named executive officers for fiscal 2009 as follows:

Name	Fiscal 2009 Base Salary(1)	Increase Over Fiscal 2008
Timothy J. Casey	$300,000	$0
John J. Nicola	$220,000	$10,000
Thomas Sullivan	$220,000	$10,000
Richard P. Falcinelli	$220,000	$10,000
Gregory J. Haslinksy	$220,000	$20,000

    (1)
    Effective July 1, 2008.

Annual Cash Bonus

        The amount of the annual cash bonus is determined by the Compensation Committee on an annual basis after considering partnership and individual performance. For fiscal 2008, the Compensation Committee had targeted an annual cash bonus of 80% of base salary for Mr. Casey and 40% of base salary for other named executive officers. The partnership performed at the Compensation Committee's expectations in fiscal 2008. Based on that performance and after considering the individual performance of each named executive officer, the Compensation Committee decided to award cash bonuses at approximately the targeted amounts. The following table sets forth the amount of each named executive officer's annual cash bonus for fiscal 2008 and the percentage of such bonus in relation to the named executive officer's base salary for fiscal 2008:

Name	Total Annual Cash Bonus for Fiscal 2008	Percentage of Fiscal 2008 Base Salary
Timothy J. Casey	$240,000	80%
John J. Nicola	$84,000	40%
Thomas Sullivan	$84,000	40%
Richard P. Falcinelli	$84,000	40%
Gregory J. Haslinsky	$84,000	42%

Equity-Based Incentive Awards

        In respect of fiscal 2008, the Compensation Committee made phantom unit grants in amounts intended to result in approximately 50% of the executive's total annual incentive compensation being equity based. A "phantom" unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the Compensation Committee, cash equivalent to the fair market value of a common unit. Holders of phantom units also have the right to receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding. The Compensation Committee believes that making a portion of an executive's compensation contingent on long-term unit price performance more closely aligns the executive's interests with those of our unitholders. Like cash bonuses, phantom unit awards reflect progress toward our corporate goals and individual performance.

        The following table sets forth awards of phantom units in September 2008 with respect to each named executive officer's performance in fiscal 2008:

Name	Phantom Units	Grant Date Fair Value(1)
Timothy J. Casey	9,700	$240,269
John J. Nicola	3,400	$84,218
Thomas Sullivan	3,400	$84,218
Richard P. Falcinelli	3,400	$84,218
Gregory J. Haslinsky	3,400	$84,218

    (1)
    Determined by multiplying the number of phantom units granted to the named executive officer by $24.77, the closing price of our common units on the NYSE on September 8, 2008, which was the date of grant.

        The awards of phantom units in the table above vest in five equal annual installments beginning on October 1, 2009, subject to earlier vesting or forfeiture as provided in the applicable award agreement.

Perquisites and Other Benefits

        Messrs. Casey, Nicola, Sullivan, Falcinelli and Haslinsky are furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies.

        We seek to provide benefit plans, such as medical, life and disability insurance, in line with market conditions. Executive officers are eligible for the same benefit plans provided to other exempt employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage. We do not have any special insurance plans for executive officers.

Other Compensation Related Matters

  Equity Ownership

        Although we encourage our executive officers to retain ownership in our partnership, we do not have a policy requiring maintenance of a specified equity ownership level. In the aggregate, as of June 30, 2008, our named executive officers beneficially owned an aggregate of 264,860 common units and 40,000 phantom units. Additionally, our named executive officers receive an aggregate of approximately 9.4% of the cash distributions received by our general partner and its affiliates through their ownership interest in these entities. These arrangements further tie the interests of these executive officers to the interests of unitholders.

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

        Section 409A of the Code imposes new constraints on nonqualified deferred compensation, and some awards under our long-term incentive plan and severance benefits under employment agreements with our officers may be subject to these new rules. Failure to comply with Section 409A may result in the early taxation of deferred compensation and the imposition of a 20% penalty. Employers generally will have until December 31, 2008 to amend plans and arrangements to comply with Section 409A. We intend to design our compensation arrangements to be either exempt from Section 409A or to comply with Section 409A, and we may be required to amend certain arrangements before December 31, 2008.

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

Compensation Committee:
James J. Dowling (Chairman) Barry J. Alperin Brian P. Friedman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our general partner's board of directors or compensation committee.

        There are no matters relating to interlocks or insider participation that we are required to report.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Timothy J. Casey	2008	$300,000	$240,000	$251,174	$—	$—	$—	$25,862	$817,036
President and	2007	$250,000	$300,750	$202,117	$—	$—	$—	$21,616	$774,483
Chief Executive
Officer
John J. Nicola	2008	$210,000	$84,000	$82,089	$—	$—	$—	$22,820	$398,909
Chief Financial	2007	$200,000	$90,225	$67,372	$—	$—	$—	$18,194	$375,791
Officer
Thomas M. Sullivan	2008	$210,000	$84,000	$82,089	$—	$—	$—	$20,510	$396,599
Vice President,	2007	$200,000	$90,225	$67,372	$—	$—	$—	$18,911	$376,508
Operations
Richard P. Falcinelli	2008	$210,000	$84,000	$82,089	$—	$—	$—	$21,468	$397,557
Vice President,	2007	$200,000	$90,225	$67,372	$—	$—	$—	$20,741	$378,338
Administration
and Secretary
Gregory J. Haslinsky	2008	$200,000	$84,000	$66,464	$—	$—	$—	$18,983	$369,447
Vice President,
Sales

(1)
This amount reflects the compensation cost recognized by us during each of the fiscal years shown under SFAS 123R for grants made in such year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our recognized compensation expense for these awards under SFAS 123R, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)
Represents contributions to our 401(k) Savings Plan during fiscal 2008 and the value of personal use of an automobile.

Grants of Plan-Based Awards Table

        The following table sets forth awards of phantom units granted in fiscal 2008 for each of our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Option Awards(2)
T. Casey	8/7/2007	7,000	$299,250
J. Nicola	8/7/2007	2,100	$89,775
T. Sullivan	8/7/2007	2,100	$89,775
R. Falcinelli	8/7/2007	2,100	$89,775
G. Haslinsky	8/7/2007	2,100	$89,775

(1)
Represents phantom units granted in respect of fiscal 2007.

(2)
The fair value in this column was calculated in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning the outstanding equity awards made for each named executive officer as of June 30, 2008.

	Stock Awards(1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
T. Casey	22,000	$698,940	—	—
J. Nicola	7,100	$225,567	—	—
T. Sullivan	7,100	$225,567	—	—
R. Falcinelli	7,100	$225,567	—	—
G. Haslinsky	6,100	$193,797	—	—

(1)
Represents phantom unit awards that vest in five annual installments. All phantom unit awards are subject to accelerated vesting on a change in control or the termination of the employee's employment due to death, disability or retirement and to such other terms as are set forth in the award agreement. Holders of phantom units have the right to receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding.

(2)
Calculated by multiplying the number of common units as of June 30, 2008 by $31.77, which was the closing price of our common units on the NYSE on June 30, 2008

Option Exercises and Stock Vested Table

        The following table sets forth the number of shares acquired upon the vesting of phantom unit awards, and the value realized upon exercise or vesting of such awards, for each of our named executive officers in fiscal 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
T. Casey	6,000	$232,500
J. Nicola	2,000	$77,500
T. Sullivan	2,000	$77,500
R. Falcinelli	2,000	$77,500
G. Haslinsky	1,500	$58,125

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

Potential Payments upon Termination or Change-in-Control

        Timothy J. Casey, John J. Nicola, Thomas M. Sullivan and Richard P. Falcinelli have entered into employment agreements with K-Sea Transportation Inc., one of our indirect wholly owned subsidiaries. The employment agreements do not provide for any payments in the event of a change in control. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee is entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by 0.75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation. In addition, we will make COBRA payments on behalf of the employee for a period of one year. If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits. If the employee is terminated due to death, the employee's designated beneficiary or, if none, his estate, is entitled to receive an amount equal to one-half of the employee's annual base salary at the time of death. If the employee is terminated due to disability, the employee is entitled to receive an amount equal to one-half of the employee's annual base salary at the time of disability and, if the employee so elects, COBRA payments for one year following termination.

        Under the employment agreements, "cause" and "good reason" are defined as follows:

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

        If a change in control were to have occurred as of June 30, 2008, all phantom units awarded to named executive officers awards under our long-term incentive plan would have immediately vested. In addition, all such awards would immediately vest upon the death, disability or retirement (after reaching age 65) of the named executive. If the named executive officer is terminated other than in connection with a change in control or the executive's death, disability or retirement (after reaching age 65), any unvested phantom units awarded to such executive would be forfeited.

        The following tables set forth potential amounts payable to our named executive officers upon termination of employment under various circumstances, as if terminated on June 30, 2008.

	Change in Control
	Casey	Nicola	Sullivan	Falcinelli	Haslinsky
Accelerated vesting of phantom units(1)	$698,940	$225,567	$225,567	$225,567	$193,797

(1)
Determined by multiplying the number of unvested phantom units as of June 30, 2008 by $31.77, which was the closing price of our common units on the NYSE on June 30, 2008.

	Termination Without Cause or Resignation for Good Reason(1)
	Casey	Nicola	Sullivan	Falcinelli	Haslinsky
Severance payment	$1,050,000	$735,000	$735,000	$735,000	—
COBRA payments	13,260	13,260	13,260	13,260	—

Total	$1,063,260	$748,260	$748,260	$748,260	—

(1)
If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits.

	Termination in the Event of Death
	Casey	Nicola	Sullivan	Falcinelli	Haslinsky
Severance payment	$150,000	$105,000	$105,000	$105,000	$—
COBRA payments	13,260	13,260	13,260	13,260	—
Accelerated vesting of phantom units	698,940	225,567	225,567	225,567	193,797

Total	$862,200	$343,827	$343,827	$343,827	$193,797

	Termination in the Event of Disability
	Casey	Nicola	Sullivan	Falcinelli	Haslinsky
Severance payment	$150,000	$105,000	$105,000	$105,000	$—
COBRA payments	13,260	13,260	13,260	13,260	—
Accelerated vesting of phantom units	698,940	225,567	225,567	225,567	193,797

Total	$862,200	$343,827	$343,827	$343,827	$193,797

Director Compensation

        K-Sea GP pays no additional remuneration to its employees for serving as directors. Also, neither Mr. Dowling nor Mr. Friedman received any remuneration during fiscal 2008 for serving as a director; however, they were reimbursed for expenses attendant to board membership.

        The following table sets forth a summary of the compensation paid to non-employee directors in fiscal 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(2)(3)
Brian P. Friedman	$—	$—	$—	$—	$—	$—	$—
James J. Dowling	—	$93,750	—	—	—	—	$93,750
Anthony S. Abbate	$22,000	$50,724	—	—	—	—	$72,724
Barry J. Alperin	$28,000	$50,724	—	—	—	—	$78,724
Frank Salerno	$21,500	$50,724	—	—	—	—	$72,224

(1)
Represents the number of previously issued phantom units that vested during fiscal 2008 multiplied by the closing price of our common units on the date of grant.

(2)
Each of Messrs. Abbate, Alperin and Salerno receive an annual retainer of $10,000 in consideration of their services as director of our K-Sea GP. In addition, for each board meeting that Messrs. Abbate, Alperin and Salerno attend, they receive a fee of $1,000. Furthermore, Messrs. Abbate, Alperin and Salerno, receive $1,000 for each committee meeting they attend (or $500 in the case of an audit committee meeting that falls on the same day as a board meeting). Mr. Alperin receives an additional $1,000 for each audit committee meeting for his services as chairman of the audit committee. On August 7, 2007, the Compensation Committee granted each of Messrs. Abbate, Alperin and Salerno 5,000 phantom units, which vest in five equal annual installments beginning on October 1, 2008. Holders of phantom units also have the right to receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding.

(3)
We also reimburse directors for out-of-pocket expenses attendant to Board membership.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS.

        A diagram depicting our current organizational structure is presented below.

Individual investors and funds managed by Jefferies Capital Partners
100% Ownership Interest
KSP Investors A/ B/ C and Management
Public Unitholders
11,550,700 Common Units
100% Ownership Interest
72.56% Limited Partner Interest
100% Ownership Interest
K-Sea General Partner GP LLC
EW Transportation LLC and Subsidiaries
2,082,500 Common Units
2,082,500 Subordinated Units
0.01% General Partner Interest
99.99% Limited Partner Interest
K-Sea General Partner L.P.
(the General Partner)
202,447 general partner units
Incentive Distribution Rights
26.17% Limited Partner Interest
1.27% General Partner Interest
K-Sea Transportation Partners L.P.
(the Partnership)
100% Ownership Interest
99.99% Limited Partner Interest
K-Sea OLP GP, LLC
0.01% General Partner Interest
K-Sea Operating Partnership L.P.
(the Operating Partnership)
100% Ownership Interest
Operating Subsidiaries

K-Sea Transportation Partners L.P.

        The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. as of September 1, 2008 by beneficial owners of 5% or more of such units by each director and named executive officer of K-Sea General Partner GP LLC and by all directors and named executive officers as a group.

Name of Beneficial Owners(1)	Common Units(2)	Percentage of Common Units	Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units
Beneficial Owners of 5% or More
EW Transportation LLC(3)	2,082,500	15.3%	2,082,500	100.0%	26.5%
EW Holding Corp.(4)	—	—	1,181,818	56.8%	7.5%
EW Transportation Corp.	—	—	454,545	21.8%	2.9%
Tortoise Energy Infrastructure Corporation(5)	612,800	4.5%	—	—	3.9%
Tortoise Capital Advisors, L.L.C.(5).	1,165,685	8.6%	—	—	7.4%
Directors and Executive Officers
James J. Dowling	25,000	*	—	—	*
Timothy J. Casey	26,400	*	—	—	*
Anthony S. Abbate	16,500	*	—	—	*
Barry J. Alperin	11,500	*	—	—	*
Brian P. Friedman(6)	2,126,412	15.6%	2,082,500	100.0%	26.8%
Frank Salerno	5,800	*	—	—	*
John J. Nicola	17,620	*	—	—	*
Thomas M. Sullivan	8,605	*	—	—	*
Richard P. Falcinelli	8,620	*	—	—	*
Gregory J. Haslinsky	5,695	*	—	—	*
All directors and executive officers as a group (12 persons)	2,455,572	18.0%	2,082,500	100.0%	28.9%

*
Less than 1%.

(1)
Unless otherwise noted, each beneficial owner has sole voting and dispositive power with respect to the common and subordinated units set forth opposite such holder's name.

(2)
Holders of restricted units do not have voting or investment power with respect to such units prior to vesting. Restricted units that are exercisable within 60 days of the date of this report are deemed outstanding for purposes of determining the beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following common units that may be issued upon the vesting of restricted units are included in the table: Mr. Dowling—3,000; Mr. Casey—7,400; Mr. Nicola—2,420; Mr. Sullivan—2,420; Mr. Falcinelli—2,420; and Mr. Haslinsky—1,920.

(3)
EW Transportation LLC is owned by individual investors, including certain of our directors and executive officers, and by KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a "KSP Entity"). The table below sets forth the economic interest in, and beneficial ownership of equity interests of, EW Transportation LLC., which beneficial ownership includes units beneficially owned by EW Holding Corp. and EW Transportation Corp., its wholly owned subsidiaries. The address of EW Transportation LLC is One Tower Center Blvd. 17th FL, East Brunswick, New Jersey 08816.

Name of Beneficial Owner	Economic Interest	Equity Interest
KSP Investors A L.P(a).	57.6%	62.9%
KSP Investors B L.P(a).	19.8%	21.7%
KSP Investors C L.P(a).	12.6%	13.7%
Park Avenue Transportation Inc.(a)	90.0%	98.3%
James J. Dowling(b)	—	—
Timothy J. Casey	5.5%	*
Anthony S. Abbate	—	*
Barry J. Alperin	—	*
Brian P. Friedman(a)	90.0%	98.3%
Frank Salerno	—	*
John J. Nicola	1.3%	*
Thomas M. Sullivan	1.3%	*
Richard P. Falcinelli	1.3%	*
Gregory S. Haslinsky	*	*
All directors and executive officers of K-Sea General Partner GP LLC as a group (12 persons)	99.5%	99.9%

  *
  Less than 1%.

  (a)
  Park Avenue Transportation Inc. is the general partner of each of KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a "KSP Entity") and, therefore, has sole voting and dispositive power with respect to the equity interests of EW Transportation LLC owned by each KSP Entity. Mr. Friedman owns 51% of the outstanding shares of capital stock of Park Avenue Transportation Inc., the general partner of each KSP Entity. In addition, Mr. Friedman has an economic interest in FS Private Investments LLC, which in turn has an economic interest in each KSP Entity. Mr. Friedman also has direct economic interests in certain of the KSP Entities.

  (b)
  Mr. Dowling is a limited partner in KSP Investors C L.P. and has an effective 1.38% economic interest in EW Transportation LLC.

(4)
EW Holding Corp.'s beneficial ownership includes units beneficially owned by EW Transportation Corp., its wholly owned subsidiary. The address of each entity is One Tower Center Blvd. 17th FL, East Brunswick, New Jersey 08816.

(5)
Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2008 by Tortoise Energy Infrastructure Corporation ("TYG") and Tortoise Capital Advisors, L.L.C., an investment advisor to TYG and certain managed accounts ("TCA"). TCA acts as an investment advisor to certain closed-end investment companies, including TYG. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owner of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA. Thus, TCA has reported that it shares voting power and dispositive power over the securities owned of record by these investment companies, and TYG has reported that it shares voting power and dispositive power over the securities owned of record by it. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. Including shares owned of record by TYG and certain managed accounts, TCA has shared voting power with respect to 1,103,518 common units and shared dispositive power with respect to 1,165,685 common units. TYG has shared voting and dispositive power with respect to 612,800 common units. TCA is not the record owner of any common units and disclaims any beneficial interest in such common units. The address of each entity is 10801 Mastin Boulevard, Suite 222, Overland Park, Kansas 66210.

(6)
Mr. Friedman owns 51% of Park Avenue Transportation Inc., the general partner of each KSP Entity and, therefore, may be deemed to beneficially own the common and subordinated units held by EW Transportation LLC. The address of each KSP Entity and Park Avenue Transportation Inc. is 520 Madison Avenue, 12th Floor, New York, New York 10022.

K-Sea General Partner GP LLC

        The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC, the general partner of our general partner, as of September 1, 2008:

Name of Beneficial Owner	Economic Interest/ Equity Interest
KSP Investors A L.P.	57.6%
KSP Investors B L.P.	19.8%
KSP Investors C L.P.	12.6%
Park Avenue Transportation Inc.(1)	90.0%
James J. Dowling(2)	—
Timothy J. Casey	5.5%
Anthony S. Abbate	—
Barry J. Alperin	—
Brian P. Friedman(1)	90.0%
Frank Salerno	—
John J. Nicola	1.3%
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
Gregory S. Haslinsky	—
All directors and executive officers of K-Sea General Partner GP LLC as a group (12 persons)	99.5%

    *
    Less than 1%.

    (1)
    Park Avenue Transportation Inc. is the general partner of each of KSP Investors A L.P., KSP Investors B L.P. and KSP Investors C L.P. (each, a "KSP Entity") and, therefore, has sole voting and dispositive power with respect to the equity interests of K-Sea General Partner GP LLC owned by each KSP Entity. Mr. Friedman owns 51% of the outstanding shares of capital stock of the general partner of each KSP Entity.

    (2)
    Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

        The following table sets forth in tabular format a summary of our equity plan information as of September 1, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders(1)	—	—	279,769	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	—	279,769

(1)
The K-Sea Transportation Partners L.P. Long-Term Incentive Plan is our only equity compensation plan. No options, warrants or rights have been issued under this plan.

(2)
An aggregate of 160,231 restricted units have been issued under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Distributions and Payments to Our General Partner and Its Affiliates

        We generally distribute 98.73% of our available cash to our unitholders, including EW Transportation LLC, EW Holding Corp. and EW Transportation Corp. in their capacity as holders of an aggregate of 2,082,500 subordinated units and 2,082,500 common units, and the remaining 1.27% of our available cash to our general partner. If distributions exceed the $0.50 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights." Please read "Market For Registrant's Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities—Incentive Distribution Rights" in Item 5 of this report. Assuming we pay the $0.50 per unit minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of $404,894 on its 1.27% general partner interest, and affiliates of our general partner would receive an annual distribution of approximately $4,165,000 on their subordinated units and $4,165,000 on their common units. In July 2008, the board of directors of the general partner of our general partner increased the quarterly cash distribution to $0.77 per common unit. If distributions continue at that level on all of our outstanding units, our general partner would receive an annual distribution of $4,969,972 on its 1.27% general partner interest and incentive distribution rights, and affiliates of our general partner would receive an annual distribution of approximately $6,414,100 on their subordinated units and $6,414,100 on their common units. No assurances can be made, however, that distributions will continue at that level.

        Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. There were no reimbursed expenses in fiscal 2008 or fiscal 2007.

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

Omnibus Agreement

        We are a party to an omnibus agreement with KSP Investors A L.P. ("KSP A"), KSP Investors B L.P. ("KSP B"), KSP Investors C L.P. ("KSP C" and, together with KSP A and KSP B, the "KSP Entities"), EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp., K-Sea General Partner LP (our general partner), K-Sea General Partner GP LLC (the general partner of our general partner), K-Sea OLP GP LLC (the general partner of our operating partnership) and K-Sea Operating Partnership L.P. (our operating partnership).

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

Indemnification

        Under the omnibus agreement, the KSP Entities, EW Transportation LLC and the subsidiaries of EW Transportation LLC (collectively, "the Indemnitors") have jointly and severally agreed to indemnify us until January 14, 2009 against certain environmental and toxic tort liabilities and, until January 14, 2014, against certain other toxic tort liabilities associated with the operation of the assets before January 14, 2004. Liabilities resulting from changes in law after the closing of our initial public offering are excluded from the environmental indemnity. We have agreed to indemnify the Indemnitors for events and conditions associated with the operation of our assets that occur on or after January 14, 2004 to the extent the Indemnitors are not required to indemnify us. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by the Indemnitors for the environmental and toxic tort liabilities.

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

Operations Manager

        We currently employ William Sullivan as an operations manager at our Staten Island, New York location. William Sullivan is the brother of Thomas M. Sullivan, Chief Operating Officer and President—Atlantic Region. William Sullivan received total compensation of approximately $164,790 in respect of fiscal 2008. Additionally, we currently employ Bernard Casey as an operations manager at our Honolulu, Hawaii location. Bernard Casey is the brother of Timothy J. Casey, President, Chief Executive Officer and Director. Bernard Casey received total compensation of approximately $184,611, including a housing allowance and relocation expenses, in respect of fiscal 2008. The compensation for Mr. William Sullivan and Mr. Bernard Casey is reviewed and approved by the Compensation Committee.

Purchase of Tugboats

        On June 5, 2008, we completed the acquisition of eight tugboats and ancillary equipment from Roehrig Maritime LLC and its affiliates, or Roehrig. The purchase price was $41.5 million in cash. Roehrig and EW Transportation LLC each owned a 50% interest in a joint venture that owned one of the tugboats. We paid $5.2 million for the tugboat, which was the estimated fair market value of the tugboat. The transaction was approved by the Conflicts Committee of K-Sea General Partner GP LLC.

Properties

        We lease our Staten Island, New York office and pier facilities from, and charter certain vessels to, affiliates of an employee who is not an executive officer or director. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 7 to our audited consolidated financial statements included elsewhere in this report.

        We lease a parcel of land used for storage of vessel parts and equipment from Gordon Smith for $12,000 per month.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2008 and fiscal 2007.

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit fees(1)	$1,480,359	$1,341,700
Audit-related fees(2)	406,159	53,146
Tax fees(3)	861,001	586,939
All other fees	—	—

Total	$2,747,519	$1,981,785

    (1)
    Fees for audit of annual financial statements and internal control over financial reporting under the Sarbanes Oxley Act of 2002, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

    (2)
    Fees for professional services for consultations related to financial accounting and reporting standards and due diligence related to acquisitions.

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

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

        Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2008 no pre-approval requirements were waived.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)(1) Financial Statements.

        See "Index to Financial Statements" set forth on page F-1.

        (a)(2) Financial Statement Schedules.

        None.

        (a)(3) Exhibits.

Exhibit Number		Description
2.1*	—	Agreement and Plan of Merger, dated June 25, 2007, by and among K-Sea Acquisition1, LLC, K-Sea Transportation Partners L.P., Smith Maritime, Ltd., Go Big Chartering, LLC, Gordon L. K. Smith, The Gordon L. K. Smith Trust, Barbara Smith SML Trust, 235LX, LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the with the Securities and Exchange Commission on June 27, 2007).
3.1.1*	—

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed with the Securities and Exchange Commission on July 16, 2003).
3.2.2*	—
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).
3.2*	—
Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).
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

Exhibit Number		Description
10.1*	—

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
Form of Director Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).
10.3.3*	—
Form of Employee Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).
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
10.9*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

Exhibit Number		Description
10.10*	—

Amended and Restated Loan and Security Agreement, dated as of August 14, 2007, among K-Sea Operating Partnership L.P., as borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the with the Securities and Exchange Commission on August 20, 2007).
10.12*	—
Master Loan and Security Agreement dated as of April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, Key Equipment Finance Inc., as Lender, and K-Sea Transportation Partners L.P., K-Sea Transportation Inc. and Sea Coast Transportation LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).
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
Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
99.2*	—
Loan Agreement, dated as of June 28, 2005, between K-Sea Operating Partnership L.P. and Citizens Asset Finance, a d/b/a of Citizens Leasing Corporation (incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2005).
99.3*	—
Loan Agreement dated December 19, 2005 between K-Sea Canada Corp. (as Borrower) and Citizens Leasing Corp. d/b/a Citizens Asset Finance (as Lender) (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2005).
99.4*	—
Loan Agreement dated as of May 12, 2006 among K-Sea Operating Partnership L.P., as Borrower, Citizens Leasing Corporation, as Lender, and Citizens Leasing Corporation, as agent and collateral trustee for the other lenders that may become parties to the loan agreement (incorporated by reference to Exhibit 99.4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2006).

Exhibit Number		Description
99.5	—

Secured Term Loan Credit Facility dated June 4, 2008 by K-Sea Operating Partnership L.P., as Borrower, and DnB NOR Bank ASA, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Security Trustee, and the banks and financial institutions indentified therein, as Lenders.

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.,

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries (collectively, the "Partnership") at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of a material weakness in internal control over financial reporting related to the accuracy of recording depreciation expense and accumulated depreciation, specifically, an effective control was not designed and in place to compare the depreciation expense as calculated under the mid-year convention to what would have been calculated using the dates fixed assets were placed in service. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing on Item 9A of this Annual Report on Form 10-K. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2008 and our opinion regarding the effectiveness of the Partnership's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Partnership's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Smith Maritime LLC and K-Sea Hawaii Inc. from its assessment of internal control over financial reporting as of June 30, 2008 because they were acquired by the Partnership in a purchase business combination during fiscal 2008. We have also excluded Smith Maritime LLC and K-Sea Hawaii Inc. from our audit of internal control over financial reporting. Smith Maritime LLC and K-Sea Hawaii Inc. are wholly-owned subsidiaries whose total assets and total revenues represent $136.2 million and $27.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2008.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
September 10, 2008

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$1,752	$912
Accounts receivable, net	42,090	30,683
Deferred taxes	1,184	948
Prepaid expenses and other current assets	19,861	5,073

Total current assets	64,887	37,616
Vessels and equipment, net	608,209	358,580
Construction in progress	40,370	13,285
Deferred financing costs, net	3,829	1,106
Goodwill	54,300	16,385
Other assets	26,713	12,861

Total assets	$798,308	$439,833

Liabilities and Partners' Capital
Current Liabilities
Current portion of long-term debt	$16,754	$9,270
Accounts payable	35,335	17,091
Accrued expenses and other current liabilities	19,211	12,044
Deferred revenue	14,219	10,019

Total current liabilities	85,519	48,424
Term loans and capital lease obligation	256,381	137,946
Credit line borrowings	166,071	97,071
Other liabilities	6,707	—
Deferred taxes	3,933	3,739

Total liabilities	518,611	287,180

Non-controlling interest in equity of joint venture	4,519	—

Commitments and contingencies
Partners' Capital	275,178	152,653

Total liabilities and partners' capital	$798,308	$439,833

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2008	2007	2006
Voyage revenue	$312,680	$216,924	$176,650
Bareboat charter and other revenue	13,600	9,650	6,118

Total revenues	326,280	226,574	182,768

Voyage expenses	79,427	45,875	37,973
Vessel operating expenses	124,551	96,005	77,325
General and administrative expenses	28,947	20,472	17,309
Depreciation and amortization	48,311	33,415	26,810
Net (gain) loss on sale of vessels	(601)	102	(313)

Total operating expenses	280,635	195,869	159,104

Operating income	45,645	30,705	23,664
Interest expense, net	21,275	14,097	10,118
Net loss on reduction of debt	—	—	7,224
Other (income) expense, net	(1,827)	(63)	(64)

Income before provision for income taxes	26,197	16,671	6,386
Provision for income taxes	529	851	484

Net income	$25,668	$15,820	$5,902
Other comprehensive income:
Fair market value adjustment for interest rate swap, net of taxes	(6,720)	(698)	1,136
Foreign currency translation adjustment	10	2	85

Comprehensive income	$18,958	$15,124	$7,123

General partner's interest in net income	$405	$316	$118
Limited partners' interest:
Net income	$25,263	$15,504	$5,784
Net income per unit—basic	$1.97	$1.56	$0.60
—diluted	$1.95	$1.55	$0.60
Weighted average units outstanding—basic	12,847	9,936	9,605
—diluted	12,952	10,020	9,672

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(in thousands)

	Limited Partners
	Common		Subordinated
					General Partner	Accumulated Other Comprehensive Income
	Units	$	Units	$			TOTAL
Balance of Partners' Capital at June 30, 2005	4,667	$96,842	4,165	$43,688	$1,410		$141,940
Issuance of common units under long-term incentive plan	13	390					390
Issuance of common units, net of costs of $1,645	950	32,365					32,365
Issuance of common units for
Sea Coast acquisition	125	4,376					4,376
Capital contribution					792		792
Fair market value adjustment for interest rate swap						$1,136	1,136
Foreign currency translation adjustment						85	85
Distributions to partners		(12,739)		(9,663)	(641)		(23,043)
Net income		3,276		2,508	118		5,902

Balance of Partners' Capital at June 30, 2006	5,755	$124,510	4,165	$36,533	$1,679	$1,221	$163,943
Issuance of common units under long-term incentive plan	23	731					731
Conversion of subordinated units to common units	1,041	8,575	(1,041)	(8,575)			—
Fair market value adjustment for interest rate swap, net of taxes						(698)	(698)
Foreign currency translation adjustment						2	2
Distributions to partners		(15,713)		(10,121)	(1,311)		(27,145)
Net income		9,619		5,885	316		15,820

Balance of Partners' Capital at June 30, 2007	6,819	$127,722	3,124	$23,722	$684	$525	$152,653

Issuance of common units under long-term incentive plan	23	725					725
Conversion of subordinated units to common units, net of tax related adjustments (note 1)	1,041	3,382	(1,041)	(3,382)			—
Fair market value adjustment for interest rate swap, net of taxes						(6,720)	(6,720)
Foreign currency translation adjustment						10	10
Issuance of common units, net of transaction costs of $6,332	3,500	131,918					131,918
Issuance of common units for the Smith Maritime Group	250	11,298					11,298
Distributions to partners		(29,076)		(8,330)	(2,968)		(40,374)
Net income		19,892		5,371	405		25,668

Balance of Partners' Capital at June 30, 2008	11,633	$265,861	2,083	$17,381	$(1,879)	$(6,185)	$275,178

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30
	2008	2007	2006
Cash flows from operating activities:
Net income	$25,668	$15,820	$5,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,820	33,720	27,144
Payment of drydocking expenditures	(25,908)	(15,357)	(12,506)
Provision for doubtful accounts	549	454	232
Deferred income taxes	478	395	172
Net (gain) loss on sale of vessels	(601)	102	(313)
Gain on settlement of legal proceedings	(2,073)	—	—
Unit compensation costs	1,156	803	499
Net loss on reduction of debt	—	—	7,224
Prepayment costs on long-term debt	—	—	(4,196)
Other	245	167	71
Changes in operating working capital:
Accounts receivable	(12,248)	(4,623)	(6,488)
Prepaid expenses and other current assets	(13,437)	3,159	(2,362)
Accounts payable	7,957	547	1,898
Accrued expenses and other current liabilities	5,505	2,176	(1,677)
Deferred revenue	4,200	3,827	4,187
Other assets	196	(14)	285

Net cash provided by operating activities	40,507	41,176	20,072

Cash flows from investing activities:
Vessel acquisitions	(60,475)	(16,184)	(13,105)
Acquisition of the Smith Maritime Group, net of cash acquired	(168,881)	—	—
Acquisition of Sea Coast, net of cash acquired	—	—	(76,512)
Construction of tank vessels	(51,987)	(33,315)	(20,702)
Other capital expenditures	(13,282)	(14,756)	(9,050)
Proceeds from Title XI reserve funds	—	—	2,876
Proceeds from settlement of legal proceedings	2,073	—	—
Net proceeds on sale of vessels	2,192	740	11,095
Investment in joint venture	(1,836)	—	—
Other	—	(189)	—

Net cash used in investing activities	(292,196)	(63,704)	(105,398)

Cash flows from financing activities:
Net increase in credit line borrowings	69,000	43,056	6,903
Gross proceeds from equity offering	138,250	—	34,010
Payments to Title XI reserve funds	—	—	(674)
Proceeds from issuance of long-term debt	266,931	14,891	109,437
Redemption of Title XI bonds	—	—	(36,788)
Payment of term loans	(171,840)	(7,722)	(2,059)
Financing costs paid—equity offerings	(6,234)	(98)	(1,645)
Financing costs paid—debt issuance	(3,204)	(368)	(869)
Capital contribution from general partner	—	—	792
Distributions to partners	(40,374)	(27,145)	(23,043)

Net cash provided by financing activities	252,529	22,614	86,064

Cash and cash equivalents:
Net increase (decrease)	840	86	738
Balance at beginning of year	912	826	88

Balance at end of year	$1,752	$912	$826

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the Years Ended June 30
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$21,799	$14,457	$9,767

Income taxes	$375	$13	$322

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers	$11,298

Debt assumed	$23,511

Acquisition of the Sea Coast Transportation LLC:
Value of common units issued to sellers			$4,376

Debt assumed			$—

Purchase of vessel with note payable	$3,000

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

Note 1: Basis of Presentation

        K-Sea Transportation Partners L.P. (the "Partnership") provides marine transportation, distribution and logistics services for refined petroleum products in the United States. On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests. During the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the Partnership meets certain financial tests described in its partnership agreement, but it generally cannot end before December 31, 2008. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. The Partnership met certain financial tests described in its partnership agreement for early conversion of the first 50% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on each of February 14, 2007 and February 14, 2008. The Partnership's consolidated statement of partners' capital includes a reclassification of $4,676 related to the allocation of a deferred tax benefit from common limited partners capital to subordinated limited partners capital. Such reclassification is included in the line item "Conversion of subordinated units to common units, net of tax related adjustments" in such statement. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

        The Partnership's general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.45% general partner interest in the Partnership as of June 30, 2008, as well as certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved. The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit. The Partnership is required to distribute all of its available cash from operating surplus, as defined in its partnership agreement. Additional contributions by the general partner to the Partnership upon issuance of new common units are not mandatory.

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

         Vessels and Equipment.    Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: tank vessels—ten to twenty-five years; tugboats—ten to twenty years; and pier and office equipment—five years. For single-hull tank vessels, such useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

1990 ("OPA 90"). OPA 90 requires that the 25 (including four chartered-in) single-hull vessels currently operated by the Partnership, representing approximately 24% of total barrel-carrying capacity as of June 30, 2008, be retired or retrofitted to double-hull by December 31, 2014.

        Included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years based on regulatory drydocking requirements. Drydocking of vessels is required both by the United States Coast Guard and by the applicable classification society, which in the Partnership's case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tailshafts, mooring equipment and other parts of the vessel.

        Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Leasehold improvements are capitalized and depreciated over the shorter of their useful lives or the remaining term of the lease. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

        The Partnership assesses impairment on long-lived assets used in operations when indicators of impairment are present. An impairment loss would be recognized if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts, and to the extent the carrying value exceeds fair value by appraisal.

        When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

         Fuel Supplies.    Fuel used to operate the Partnership's vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $8,389 and $2,660 as of June 30, 2008 and 2007, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

         Deferred Financing Costs.    Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30, 2008 and 2007, amounted to $939 and $457, respectively.

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

         Intangible Assets.    Included in other assets are intangible assets acquired as part of business combinations which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value, and to the extent the carrying value exceeds fair value. Intangible assets are stated net of accumulated amortization, which at June 30, 2008 and 2007 amounted to $7,486 and $4,694, respectively.

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

         Deferred revenue.    Deferred revenue arises in the normal course of business from advance billings under charter agreements. Revenue is recognized ratably over the contract period.

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

        With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $1,970 and $939 at June 30, 2008 and 2007, respectively, and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the fiscal years ended June 30, 2008, 2007 and 2006, the Partnership's allowance for doubtful amounts was impacted by additional charges of $549, $454, and $232, and write-offs of ($7), $206 and $209, respectively.

         Currency Translation.    Assets and liabilities related to the Partnership's Canadian subsidiary are translated at the exchange rate prevailing on the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. Translation gains and losses represent other comprehensive income and are reflected in partners' capital.

         Derivative instruments.    The Partnership utilizes derivative financial instruments to reduce interest rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

Hedging Activities, ("SFAS No. 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

         Income Taxes.    The Partnership's effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on its operating partnership, plus federal, state, local and foreign corporate income taxes on the income of the operating partnership's corporate subsidiaries.

        Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Partnership's assets and liabilities, as applicable, at enacted tax rates in effect for the years in which the differences are expected to reverse. The recoverability of deferred tax assets is evaluated and a valuation allowance established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

         Net Income per Unit.    Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership's long-term incentive plan. For diluted net income per unit, the weighted average units outstanding were increased by 105, 84 and 67 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, due to the dilutive effect of restricted units.

        As required by Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"), the general partner's interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement. The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for certain cash requirements. Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

        As described in note 1 above, the general partner's incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.55 per unit. Under EITF 03-6, the impact of these increasing percentages is reflected in the calculation of the general partner's interest in quarterly net income when such net income exceeds $0.55 per unit.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

         Distributions per Unit.    Distributions to limited partners were $2.92, $2.60 and $2.32 per unit for the years ended June 30, 2008, 2007 and 2006, respectively.

Note 3: Acquisitions

The Smith Maritime Group

        On August 14, 2007, the Partnership, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd., Go Big Chartering, LLC and Sirius Maritime, LLC (collectively, the "Smith Maritime Group"). This transaction is part of the Partnership's business strategy to expand its fleet through strategic and accretive acquisitions. The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. The aggregate purchase price was $203,690. As further described in note 5 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.

        Under the purchase method of accounting, the Partnership has included the Smith Maritime Group's results of operations from August 14, 2007, the acquisition date, through June 30, 2008. The aggregate recorded purchase price of $203,690 consisted of $168,881 of cash, including $1,496 of direct expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement. The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values. The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment. Such purchase price was in excess of the net assets acquired because the Partnership believes that the cash flows generated from the acquired business will be accretive. The Partnership's allocation of the purchase price is as follows. This allocation, due to the finalization of obtaining information relating to the acquisition, has been adjusted at June 30, 2008 from previously reported amounts to reflect a decrease in goodwill of $403 to adjust certain prepaid expenses and other current assets.

Current assets	$8,229
Vessels and equipment, net	158,660
Intangible assets	20,115
Goodwill	37,915
Other assets	9

224,928
Liabilities and capital lease obligations	21,238

Total purchase price	$203,690

        The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,400 which will be amortized over 20 years and $100 which will be amortized over 3 years, respectively. Amortization expense for the customer relationships and the covenant not to compete for the year ended June 30, 2008 were $725 and $28, respectively. The annual

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 3: Acquisitions (Continued)

amortization expense for the identifiable intangibles is $903. A substantial portion of the goodwill is expected to be deductible for tax purposes.

        The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date. Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture newly-formed to own and charter the tank barge, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements. As a result, the consolidated balance sheet reflects $4,519 for the non-controlling interest in this joint venture at June 30, 2008. Other income (expense) includes an allocation of $337 for the non-controlling interest's portion of the joint venture's net income. The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge. Borrowings outstanding on this term loan at June 30, 2008 were $2,830.

  Pro Forma Financial Information

        The unaudited pro forma financial information for the fiscal years ended June 30, 2008 and 2007 combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period preceding the August 14, 2007 acquisition. The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and the Smith Maritime Group, on a pro forma basis, as though the acquisition had been completed as of the beginning of each period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at those dates.

	For the Year Ended June 30,
	2008	2007
	(unaudited)
Revenues	$332,618	$283,546
Net income	$27,636	$28,103
Basic net income per limited partner unit	$1.99	$2.01
Fully diluted net income per limited partner unit	$1.97	$2.00

Sea Coast Transportation

        On October 18, 2005, the Partnership completed the acquisition, through a wholly owned subsidiary, of all of the membership interests in Sea Coast Transportation LLC (formerly Sea Coast Towing, Inc.) ("Sea Coast") from Marine Resources Group, Inc. ("MRG"). Also on October 18, 2005, Sea Coast acquired four tugboats from MRG. This transaction is part of the Partnership's business strategy to expand its fleet through strategic and accretive acquisitions. Sea Coast is a provider of marine transportation and logistics services to major oil companies, oil traders and refiners along the West Coast of the United States and Alaska. The aggregate purchase price for Sea Coast and the four tugboats comprised $77,000 in cash and 125,000 common units representing limited partner interests in the Partnership. The Partnership financed the cash portion of the purchase price through additional borrowings under its credit agreement.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 3: Acquisitions (Continued)

        Under the purchase method of accounting, the Partnership has included Sea Coast's results of operations from October 18, 2005, the date of acquisition. The aggregate recorded purchase price was $82,382, comprising $77,000 of cash, $4,376 representing 125,000 common units, and $1,006 of direct expenses. The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values. The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment. The amount of goodwill that is deductible for tax purposes was $14,693. The total purchase price has been allocated as follows:

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

	Gross Value	Weighted- average Useful Life
Customer relationships	$9,700	10 years
Covenant not to compete	450	4 years

Total	$10,150	9.7 years

        The expected future amortization expense related to these intangible assets is as follows:

Year ending June 30,
2009	$1,082
2010	1,008
2011	970
2012	970
2013 and thereafter	3,233

Total	$7,263

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 3: Acquisitions (Continued)

Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and Sea Coast, on a pro forma basis, as though the acquisition had been completed as of the beginning of the period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at that date. The unaudited pro forma financial information combines the historical results of the Partnership with the historical results of Sea Coast for the fiscal 2006 period preceding the October 18, 2005 acquisition.

For the Year Ended June 30, 2006
(unaudited)
Revenues	$201,338
Net income	$7,996
Basic net income per limited partner unit	$0.81
Fully diluted net income per limited partner unit	$0.81

Note 4: Vessels and Equipment and Construction in Progress

        At June 30, 2008 and 2007, vessels and equipment and construction in progress comprised the following:

	2008	2007
Vessels	$739,153	$475,441
Pier and office equipment	5,967	5,967

	745,120	481,408
Less accumulated depreciation and amortization	(136,911)	(122,828)

Vessels and equipment, net	$608,209	$358,580

Construction in progress	$40,370	$13,285

        Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2008, 2007 and 2006 was $45,519, $31,411 and $25,274, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the fiscal years ended June 30, 2008, 2007 and 2006 of $13,679, $9,826 and $7,391, respectively.

        On June 5, 2008, the Partnership completed the acquisition of eight tugboats and ancillary equipment from Roehrig Maritime LLC and its affiliates. The purchase price was $41,541 in cash and was financed using available cash plus borrowings under a bridge loan agreement as described in note 5.

        As described in note 3, on August 14, 2007 the Partnership acquired the Smith Maritime Group, including $158,660 of vessels, pier and office equipment.

        During fiscal 2008, the Partnership took delivery of the following newbuild vessels: in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 4: Vessels and Equipment and Construction in Progress (Continued)

December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23. Additionally, the Partnership acquired two additional tugboats and two tank barges during the year. These tank barges and tugboats cost, in the aggregate, $51,888. The Partnership has also entered into agreements with shipyards for the construction of additional new tank barges, as follows:

Vessels	Expected Delivery
Two 80,000-barrel tank barges	1st – 2nd Quarter fiscal 2009
One 185,000-barrel articulated tug-barge unit	2nd Quarter fiscal 2010
One 100,000-barrel tank barge	2nd Quarter fiscal 2010
Four 50,000-barrel tank barges	3rd Quarter fiscal 2010 – 2nd Quarter fiscal 2011

        Construction in progress at June 30, 2008 comprises expenditures for each of the tank barges described above.

        In June 2007, the partnership took delivery of a 28,000-barrel tank barge, the DBL 22. In March 2007, the partnership took delivery of a 100,000-barrel tank barge, the DBL 104. In January 2007 and August 2006, the partnership took delivery of two 28,000-barrel tank barges, the DBL 27 and the DBL 26, respectively. Additionally, the Partnership acquired five tugboats during fiscal year 2007. These tank barges and tugboats cost, in the aggregate, $40,124.

        On March 15, 2006 and May 11, 2006, the Partnership took delivery of two new 28,000-barrel tank barges, the DBL 28 and DBL 29, respectively. On December 30, 2005, the Partnership took delivery of a new 100,000-barrel tank barge, the DBL 103. The total cost, after addition of certain special equipment and integration with existing tugboats, plus capitalized interest, was approximately $23,421. As described in note 3, on October 18, 2005 the Partnership acquired Sea Coast, including $55,931 of vessels, pier and office equipment. On October 20, 2005, the Partnership acquired an 85,000-barrel integrated tug-barge unit for $13,105, including transaction costs.

  Barge Incident

        On November 11, 2005, one of the Partnership's tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. The barge was declared a constructive total loss, and the Partnership has received the total $11,000 insured value from its hull and machinery insurers. The excess of this insurance recovery over the net book value of the barge, totaling $415, is included as a net gain on disposal of vessels in the consolidated statements of operations for the year ended June 30, 2006.

Note 5: Financing

  Credit Agreement

        The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations. On August 14, 2007, the Partnership amended and restated its revolving credit agreement to provide

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Financing (Continued)

for (1) an increase in availability to $175,000 under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, the Partnership has the right to increase the primary revolving facility by up to $75,000, to a maximum total facility amount of $250,000. On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000. The primary revolving facility is, and the 364-day facility was, collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $275,000. The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR (2.46% at June 30, 2008), plus a margin ranging from 0.7% to 1.5% depending on the Partnership's ratio of total funded debt to EBITDA (as defined in the agreement). The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. On August 14, 2007, the Partnership borrowed $67,000 under the primary revolving facility and $45,000 under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see note 3).

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

        Both the $45,000 364-day senior secured facility and the $60,000 bridge loan were repaid on September 26, 2007 upon closing of an offering of common units by the Partnership. See "—Common Unit Offerings" below. As of June 30, 2008, the Partnership had $162,350 outstanding on the revolving facility.

        The Partnership initially entered into this credit agreement on March 24, 2005. The five-year $80,000 credit agreement replaced the Partnership's existing $47,000 revolving credit agreement, which was repaid and terminated. On October 18, 2005, to partially finance the acquisition of Sea Coast (see note 3), the Partnership amended the credit agreement to increase the available borrowings to $120,000, of which $77,000 was drawn down to pay the cash portion of the purchase price. On November 29, 2005, to fund the redemption of its Title XI bonds (see "Title XI Bonds" below), the Partnership further amended the credit agreement to increase the maximum borrowings to $155,000. On April 3, 2006, the Partnership used the net proceeds from the issuance of $80,000 in new term loans to repay outstanding borrowings under the credit agreement, and further amended it to reduce the available borrowings, to release certain vessels from the collateral pool, and to reduce certain covenant requirements. During fiscal 2007, the Partnership further amended the credit agreement to add additional bank participants, increase the available borrowings to $125,000, amend certain financial covenants and reduce interest rates.

        The Partnership also maintains a separate $5,000 revolver with a commercial bank to support its daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.40%; amounts outstanding at June 30, 2008 totaled $3,721.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Financing (Continued)

        On November 30, 2007, the Partnership entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104,850 of its credit agreement borrowings for fixed rates, for a term of three years. The fixed rates to be paid by the Partnership average 4.01% plus the applicable margin. The fair value of the swap contract of ($1,156) as of June 30, 2008 is included in other liabilities in the consolidated balance sheet.

  Term Loans and Capital Lease Obligation

        Term loans and capital lease obligations outstanding at June 30, 2008 and 2007 were as follows. Descriptions of these borrowings are included below:

	2008	2007
Term loans due:
March 24, 2008	$—	$9,821
October 5, 2008	4,265	—
May 1, 2012	3,418	—
October 1, 2012	2,830	—
December 31, 2012	9,102	9,889
January 1, 2013	13,243	13,360
April 30, 2013	15,321	16,607
May 1, 2013	71,916	75,923
June 1, 2014	18,869	20,321
June 1, 2015	16,497	—
July 1, 2015	27,465	—
December 1, 2016	10,381	—
February 28, 2018	5,370	—
April 1, 2018	4,275	—
May 1, 2018	46,858	—
June 1, 2018	4,300	—
August 1, 2018	17,990	—
Capital lease obligations and other	1,035	1,295

	273,135	147,216
Less current portion	16,754	9,270

	$256,381	$137,946

        On June 5, 2008, the Partnership closed the last of eleven fixed-rate term loans aggregating $72,147, which were entered into between April 30, 2008 and June 5, 2008. These loans were arranged with a financial institution, which assigned all but two to other financial institutions. The loans have a term of ten years, maturing between April 1, 2018 and June 1, 2018, except one loan for $16,497 which has a term of seven years and matures on June 1, 2015. These loans bear a weighted average interest rate of 6.35% and are repayable in an aggregate fixed monthly payment of $624. Final balloon payments of principal total $10,664 on June 1, 2015 and $24,836 between April 1, 2018 and June 1, 2018. The loans are collateralized by eleven tank barges and tugboats. The proceeds of these loans were used to repay borrowings under the Partnership's credit agreement, except for $15,000 which was used to repay an advance on such loans which was borrowed on March 21, 2008 concurrent with repayment of a separate term loan which came due and was repaid on March 24, 2008. These term loan agreements contain customary events of default, including a cross default to the Partnership's

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Financing (Continued)

credit agreement, and also the fixed charge coverage ratio requirement that is included in the credit agreement. Borrowings outstanding on these loans totaled $71,930 at June 30, 2008.

        Also on June 5, 2008, in connection with the acquisition of eight tugboats and ancillary equipment described in note 4 above, the Partnership entered into a bridge loan agreement with a financial institution, pursuant and subject to which the lender agreed to extend a bridge loan in the original principal amount of $31,730. The bridge loan was to mature on October 5, 2008; the Partnership has since refinanced $27,465 of the bridge loan with term loans and repaid the balance on July 13, 2008 using its revolving credit agreement. The term loans all have terms of seven years. Two of the loans totaling $19,860 bear a weighted average interest rate of 6.52% and are repayable in an aggregate fixed monthly amount of $182, with final balloon payments of principal totaling $12,141 due at maturity on July 1, 2015. A third term loan bears interest at LIBOR plus 2.0%, is repayable in fixed principal amounts ranging from $31 to $42 monthly, plus interest, and matures on July 1, 2015 at which time a final balloon payment of principal of $4,605 is due. These term loans are collateralized by, in the aggregate, six tugboats. Borrowings outstanding on these term loans totaled $27,465 at June 30, 2008.

        On June 4, 2008, the Partnership entered into a credit agreement (the "ATB Agreement") with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57,600. Obligations under the ATB Agreement are collateralized during the construction period by an assignment of the Partnership's rights under the construction contract with the related shipyard and, after delivery, by a first preferred mortgage interest in the tug-barge unit. Interest is payable quarterly at the applicable LIBOR rate plus a margin ranging from 1.05% to 1.85% based upon the Partnership's ratio of Total Funded Debt to EBITDA, as defined in the agreement. At the delivery date of the unit, which is expected during the fourth quarter of calendar 2009, the aggregate of the advances taken during the construction period will be converted to a term loan repayable in twenty-eight quarterly payments covering 37.5% of the term loan, which are expected to approximate $771 each, plus interest at LIBOR plus the applicable margin. The twenty eighth and final payment will also include a balloon payment of 62.5% of the acquisition cost, estimated at $36,000. The ATB Agreement contains the same financial covenants as are contained in the Partnership's credit agreement described above, as well as customary events of default. Outstanding borrowings were $10,381 at June 30, 2008 under the agreement. On June 13, 2008, the Partnership also entered into an agreement with the Bank to swap the LIBOR-based, variable rate interest payments on the outstanding balance of the ATB agreement to a fixed rate of 5.08% over the same term, resulting in a total fixed interest rate of 5.08% plus the applicable margin. The fair value of the swap contract of ($881) as of June 30, 2008 is included in other liabilities in the consolidated balance sheet.

        On February 22, 2008, the Partnership closed a new ten-year, $5,425 term loan to finance the purchase of a tugboat. The loan bears interest at 6.15%, and is repayable in monthly installments of $46 with a final payment at maturity of $2,417. The loan is collateralized by the related tugboat. The principal balance of the loan was $5,370 at June 30, 2008.

        On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, the Partnership assumed two term loans totaling $23,511. The first, in the amount of $19,464, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147, plus interest, through August 2018. The second, in the amount of $4,047, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59 to $81, plus interest, through May 2012. These loans are

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Financing (Continued)

collateralized by three tank barges. The Partnership also agreed with the lender to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.44%, plus a margin, over the same terms as the loans. Borrowings outstanding on the term loans were $21,408 at June 30, 2008. The fair value of the swap contract of ($1,219) as of June 30, 2008 is included in other liabilities in the consolidated balance sheet.

        On April 3, 2006, the Partnership entered into an agreement with a lending institution to borrow $80,000, for which it pledged six tugboats and six tank barges as collateral. The proceeds of these loans were used to repay indebtedness under the Partnership's credit agreement. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity on May 1, 2013. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $71,916 as of June 30, 2008. Also on April 3, 2006, the Partnership entered into an agreement with the lending institution to swap the one-month, LIBOR based, variable interest payments on the $80,000 of loans for a fixed payment at a rate of 5.2275%, over the same terms as the loans. This swap results in a fixed interest rate on the Notes of 6.6275% for their seven-year term. The fair value of the swap contract of ($3,451) and $446 as of June 30, 2008 and 2007, respectively, is included in other liabilities and other assets in the consolidated balance sheet.

        The interest rate swap contracts referred to above have all been designated as cash flow hedges and, therefore, the unrealized gains and losses resulting from the change in fair value of each of the contracts are being reflected in other comprehensive income.

        On December 19, 2005, one of the Partnership's subsidiaries entered into a seven year Canadian dollar term loan to refinance purchase of an integrated tug-barge unit. The proceeds of US $13,000 were used to repay borrowings under the credit agreement which had been used to finance purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 60 monthly installments of CDN $136 and 23 monthly installments of CDN $216 with the remaining principal amount of CDN $7,688 payable at maturity, and is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total US $13,243 as of June 30, 2008.

        In May 2006, the Partnership entered into an agreement to borrow up to $23,000 to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable in monthly principal payments of $121, plus accrued interest, over seven years, with the remaining principal amount of $10,281 payable at maturity on June 1, 2014. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan total $18,869 at June 30, 2008.

        In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107 with the remaining principal amount of $9,000 payable at maturity. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $15,321 at June 30, 2008.

        In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Financing (Continued)

1.05%, and is repayable in monthly principal installments of $66 with the remaining principal amount of $5,500 payable at maturity. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $9,102 at June 30, 2008.

  Title XI Bonds

        On June 7, 2002, the Partnership's predecessor issued bonds aggregating $40,441, in four series, through a private placement for the purpose of providing long-term financing for the construction of four new double-hull tank vessels. The bonds were guaranteed by the Maritime Administration of the U.S. Department of Transportation ("MARAD") pursuant to Title XI of the Merchant Marine Act of 1936 (the "Title XI bonds"). On November 29, 2005, the Partnership redeemed the outstanding $36,787 principal balance of Title XI bonds, paid $828 of accrued interest, and made a make-whole payment of $3,953 as required under the Trust Indenture. The Partnership funded the redemption using funds from its credit agreement. After writing off $2,702 in unamortized deferred financing costs relating to the Title XI bonds, and after costs and expenses relating to the transaction, the Partnership recorded a loss on reduction of debt of $6,898. Retirement of the Title XI bonds improved the Partnership's borrowing flexibility, and eliminated certain restrictive covenants, collateral requirements, and working capital constraints.

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

  Interest

        Interest expense, net of amounts capitalized, and interest income, was as follows:

	For the Years Ended June 30,
	2008	2007	2006
Interest costs incurred	$22,955	$14,878	$10,670
Less interest capitalized	1,592	738	471

Interest expense	21,363	14,140	10,199
Interest income	(88)	(43)	(81)

Interest expense, net	$21,275	$14,097	$10,118

        The weighted average interest rate on the term loans was 5.9% and 6.6% at June 30, 2008 and 2007, respectively, which debt is subject to prepayment fees. Interest payable totaled $1,739 and $1,238 as of June 30, 2008 and 2007, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2008 and 2007, accounts payable included book overdrafts of $5,445 and $2,022, respectively, representing outstanding checks.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Financing (Continued)

  Maturities of Long-Term Debt

        As of June 30, 2008, maturities of long-term debt for each of the next five years were as follows:

2009	$16,754
2010	18,845
2011	21,122
2012	22,411
2013	89,838

  Common Unit Offerings

        On September 26, 2007, the Partnership closed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit. The net proceeds of $131,918 from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement, including the $45,000 364-day facility, and also the $60,000 bridge loan facility described above. In addition, as described in note 3, the Partnership issued 250,000 common units to the sellers in the Smith Maritime Group acquisition, valued at $11,298, in a transaction not involving a public offering.

        On October 14, 2005, the Partnership closed a public offering of 950,000 common units. Net proceeds of $33,060 from the offering, after payment of underwriting discounts and commissions but before payment of expenses associated with the offering, were used to repay borrowings under the Partnership's credit agreement. In addition, as described in note 3, the Partnership issued 125,000 common units to the sellers, valued at $4,376, in a transaction not involving a public offering.

        On June 1, 2005, the Partnership issued and sold 500,000 common units in a private placement for proceeds of $16,000, before expenses associated with the offering. The proceeds were used to repay indebtedness incurred under the Partnership's credit agreement in connection with its December 2004 vessel acquisition.

Note 6: Income Taxes

        The components of the provision for income taxes for the fiscal years ended June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current:
Federal	$—	$102	$—
State and local	36	24	—
Foreign	15	330	312

	51	456	312

Deferred:
Federal	380	152	59
State and local	310	218	79
Foreign	(212)	25	34

	478	395	172

Provision for income taxes	$529	$851	$484

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Income Taxes (Continued)

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership provision for income taxes for the fiscal years ended June 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Tax at federal statutory rate of 34%	$8,906	$5,668	$2,171
Entities not subject to federal income taxes	(8,517)	(5,393)	(1,885)
State and local income taxes, net of federal benefit	312	241	79
Foreign taxes, net of federal benefit	(187)	340	318
Valuation allowance	—	—	(201)
Other	15	(5)	2

Total	$529	$851	$484

        Significant components of deferred income tax liabilities and assets as of June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$5,343	$4,461

Total deferred tax liabilities	$5,343	$4,461

Deferred tax assets:
Allowance for doubtful accounts	$104	$58
Accrued expenses	997	898
Net operating loss carry-forwards	1,357	679
Other	136	35

Total deferred tax assets	$2,594	$1,670

        The Partnership had temporary differences at June 30, 2008 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $168,903. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

        At June 30, 2008, the Partnership's corporate subsidiaries had federal net operating losses of $997 which begin to expire in 2024, state and local net operating losses of $4,910 which begin to expire in 2024, and foreign net operating losses of $3,355 which begin to expire in 2026.

Note 7: Commitments and Contingencies

        The Partnership leases its New York office and pier facilities from an affiliate of an employee under an agreement which extends through April 2009. Terms of the agreement provide for annual rental payments of $400 annually through April 2009. Rent expense was $400 for the fiscal years ended June 30, 2008, 2007 and 2006. In addition, a subsidiary of the Partnership leases office and pier facilities and a water treatment facility in Virginia under an agreement with a third party that extends through January 2010. The Virginia lease agreement requires annual rental payments of $250 through January 8, 2010. The subsidiary receives $84 from sublease of a portion of the Virginia property which extends to December 31, 2009. The subsidiary has an option to buy the Virginia premises for an aggregate purchase price of $4,200. Rent expense, net of the sublease, was $166 for the fiscal years

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Commitments and Contingencies (Continued)

ended June 30, 2008, 2007 and 2006. The Partnership and subsidiary are also responsible for real estate taxes, insurance and all other costs associated with occupying these properties. Effective July 1, 2006, the Partnership also leases office space in New Jersey under an agreement with a third party that extends through December 2013. The New Jersey lease requires annual rental payments of $392 through December 2009, $408 through December 2010 and $423 through December 2013. Rent expense was $260 and $220 for the fiscal years ended June 30, 2008 and 2007, respectively.

        In connection with the acquisition of Sea Coast Transportation LLC, the Partnership assumed agreements with the port authority in Seattle, Washington covering the lease of terminal facilities and docking rights for its vessels. The lease expires in October 2008 with a renewal option for one additional five-year term. The lease requires monthly payments of $26 with escalation each year based on the consumer price index. Rent expense for the years ended June 30, 2008, 2007 and 2006 was $239, $265 and $208, respectively. Additionally, the Partnership leases one tugboat and three barges under non-cancelable operating leases which expire in October 2008 through February 2011. The future minimum lease payments for the one tug and three barge operating leases as of June 30, 2008 are as follows:

Year ending June 30,
2009	$1,841
2010	383
2011	192
2012	—
2013 and thereafter	—

Total	$2,416

        Charter expenses were $2,724, $2,995 and $2,092 for the tug and barge operating leases for the years ended June 30, 2008, 2007 and 2006, respectively.

        Included in total revenues are time charter and bareboat charter revenues of $157,209, $105,621 and $60,582 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Such revenues include $514 , $513 and $513 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, related to vessels chartered to an affiliate of an employee. The Partnership also utilizes such affiliate for tank cleaning services at a cost of $1,601, $1,894 and $1,609 for the years ended June 30, 2008, 2007 and 2006, respectively. The Partnership's time charters and bareboat charters extend over various periods which expire between 2008 and 2014.

        At June 30, 2008, minimum contractually agreed future revenue under time and bareboat charters was as follows:

Year ending June 30,
2009	$167,972
2010	76,976
2011	43,438
2012	19,218
2013 and thereafter	28,587

Total	$336,191

        The Partnership has entered into employment agreements with certain of its executive officers. Each of the employment agreements had an initial term of one year, which is automatically extended

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Commitments and Contingencies (Continued)

for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement. These executive officers currently receive aggregate base annual salaries of $960. In addition, each employee is eligible to receive an annual bonus award based upon the performance of the Partnership and individual performance. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by 0.75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

        The European Union is currently working toward a new directive for the insurance industry, called "Solvency 2", that is expected to become law within three to four years and require increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. ("WOE"), a mutual insurance association based in Luxembourg, provides the Partnership's protection and indemnity insurance coverage and would be impacted by the new directive. In anticipation of these new regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. The Partnership's capital call of $1,119 was paid during calendar 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, the Partnership has an interest in the WOE's free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2008 balance sheet.

        As discussed in Note 4, in November 2005 one of the Partnership's tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. At the time of the incident, the barge was carrying approximately 120,000 barrels of No. 6 fuel oil, a heavy oil product. In January 2006, submerged oil recovery operations were suspended and a monitoring program, which sought to determine if any recoverable oil could be found on the ocean floor, was begun. In February 2007, the Coast Guard agreed to end the cleanup and response phase, including the Partnership's obligation to conduct any further monitoring of the area around the spill site. The Partnership's incident response effort is complete. The Partnership is not aware of any further recovery, cleanup or other costs. However, if any such costs are incurred, they are expected to be paid by the Partnership's insurers.

        The Partnership's insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65,000 less $60 in total deductibles. In December 2007, a court made a final determination of liability in this case, resulting in a financial recovery by the Partnership's insurers, and also by the Partnership. As a result of the ruling, the Partnership was awarded a reimbursement of certain expenses totaling $2,073, which is included in other expense (income) in the Partnership's consolidated statements of operations. The Partnership received payment in January 2008.

        The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Commitments and Contingencies (Continued)

applicable insurance or indemnification from previous owners of the Partnership's assets, and would not have a material adverse effect on the Partnership's financial position, results of operations or cash flows. The Partnership is also subject to deductibles with respect to its insurance coverage that range from $25 to $100 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $8,801 and $959 at June 30, 2008 and 2007, respectively, and is included in prepaid expenses and other current assets. Insurance claims payable at June 30, 2008 and 2007 totaled $7,594 and $1,468, respectively, and is included in accrued expenses and other current liabilities.

        As discussed in Note 4, the Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and seven additional new tank barges.

Note 8: Long-term Incentive Plan

        In January 2004, K-Sea General Partner GP LLC, the general partner of the Partnership's general partner, adopted the K-Sea Transportation Partners L.P. Long-term Incentive Plan (the "Plan") for directors and employees of K-Sea General Partner GP LLC and its affiliates. The Plan currently permits the grant of awards covering an aggregate of 440,000 common units in the form of restricted units and unit options and is administered by the Compensation Committee of the Board of Directors of K-Sea General Partner GP LLC. The Board of Directors of K-Sea General Partner GP LLC, in its discretion, may terminate the Plan at any time with respect to any restricted units for which a grant has not yet been made, and also reserves the right to alter or amend the Plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the New York Stock Exchange. No change in any outstanding grant may be made, however, which would materially impair the rights of the participant without the consent of such participant. Subject to certain exceptions, restricted units are subject to forfeiture if employment is terminated prior to vesting. As the restricted units vest, K-Sea General Partner GP LLC has the option to either acquire common units in the open market for delivery to the recipient or distribute newly issued common units from the Partnership. In all cases, K-Sea General Partner GP LLC is reimbursed by the Partnership for such expenditures.

        The Partnership follows the provisions of FAS 123R, which states "equity instruments awarded to employees is to be estimated at fair value at the grant date." There is only a service condition ("vesting period") in respect to the awards, they are not conditional upon any performance or market conditions. The Partnership estimated forfeitures over the vesting period to be zero. Therefore, the fair value estimate is based solely upon the unit price at the grant dates.

        Unit compensation expense amounted to $1,411, $1,007 and $652, for the years ended June 30, 2008, 2007 and 2006, respectively. The total fair value of units vested during the years June 30, 2008, 2007 and 2006 were $725, $731, and $390, respectively. As of June 30, 2008, there was $2,962 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years. A summary of the status of the Partnership's restricted unit awards as of June 30, 2008 and 2007, and of changes in restricted units outstanding under the Partnership's long-term incentive plan during the year ended June 30, 2008, is as follows:

	Number of units	Weighted- average grant price
Restricted unit awards outstanding at June 30, 2007	76,872	$32.01
Units granted	48,912	$43.02
Units vested and issued	(22,900)	$31.67

Restricted unit awards outstanding at June 30, 2008	102,884	$37.32

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 9: Retirement Plans

        Effective June 29, 2006, the Partnership's money purchase pension plan was terminated and all the assets were merged into the Partnership's 401(k) Savings Plan (the "Plan"). Also effective June 29, 2006, the Sea Coast defined contribution plan was terminated and all the assets were merged into the Plan. The Plan is a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers all eligible employees. The Plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. In addition, the plan allows for an annual discretionary employer contribution up to five percent of an employee's annual compensation. Employer contribution expense under the Plan totaled $3,743 and $2,981 for the years ended June 30, 2008 and 2007, respectively. The Plan expenses for the fiscal year ended June 30, 2006, which excluded the money purchase pension plan and the Sea Coast defined contribution plan, totaled $499.

        Under the terms of the money purchase pension plan, the Partnership contributed five percent of each eligible employee's annual compensation, as defined in the plan document. For the money purchase plan, expenses totaled $1,127 for the fiscal year ended June 30, 2006.

        In connection with the purchase of Sea Coast, the Partnership acquired an additional defined contribution plan that qualified under Section 401(k) of the Internal Revenue Code. The plan covered all eligible employees and provided that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership would match the first 25% of employee compensation contributed, up to a maximum of 4%. In addition, the plan allowed for an annual discretionary employer contribution up to 4% of an employee's annual compensation. Employer contribution expenses under this plan totaled $372 from the acquisition date through June 30, 2006.

        Accrued expenses for all retirement plans totaled $2,881 and $2,173 as of June 30, 2008 and 2007, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additionally, accrued expenses for payroll-related costs totaled $3,969 and $2,989 as of June 30, 2008 and 2007, respectively, which are also included in accrued expenses and other current liabilities in the consolidated balance sheets.

Note 10: Major Customers

        Three customers accounted for 16%, 12% and 11% of consolidated total revenues for the fiscal year ended June 30, 2008. Two customers accounted for 19% and 17% of consolidated total revenues for the fiscal year ended June 30, 2007 and two customers accounted for 20% and 15% of consolidated total revenues for the fiscal year ended June 30, 2006.

        There were no customers that accounted for 10% or more of consolidated accounts receivable at June 30, 2008 and 2007.

Note 11: Fair Value of Financial Instruments

        As of June 30, 2008, the fair value of long-term debt was approximately $445,851 based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. The fair value of the Partnership's other financial instruments approximated their cost bases as such instruments are short-term in nature or were recently negotiated.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: New Accounting Pronouncements

        In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Partnership adopted FAS 155 as of July 1, 2007, and such adoption did not have any impact on its financial position, results of operations or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership adopted FIN 48 as of July 1, 2007, and such adoption did not have any impact on its financial position, results of operations or cash flows.

        At the date of the adoption of FIN 48, there were no unrecognized tax benefits and consequently no related interest and penalties. The significant jurisdictions in which the Partnership files tax returns and is subject to tax include New York City, Venezuela and Puerto Rico. The significant jurisdictions in which the Partnership's corporate subsidiaries file tax returns and are subject to tax include the United States and Canada. The tax returns filed in the United States and state jurisdictions are subject to examination for the years 2004 through 2007 and in foreign jurisdictions for the years 2005 through 2007. The Partnership has adopted a policy to record tax related interest and penalties under interest expense and general and administrative expenses, respectively.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, and the Partnership is currently analyzing its impact, if any.

        In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 provides an option to report selected financial assets and liabilities at fair value. FAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, and the Partnership is currently analyzing its impact, if any.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") which replaces FAS No.141, "Business Combinations." FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: New Accounting Pronouncements (Continued)

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

        In December 2007, the FASB issued FASB Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("FAS 160"). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Partnership is currently analyzing the impact, if any, of this standard.

        In March 2008, the FASB issued FASB Statement No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Partnership is currently analyzing the impact, if any, of this standard.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective as of the beginning of the Partnership's fiscal year 2010. The Partnership is currently analyzing the impact, if any, of this standard.

        In May 2008, the FASB issued FASB Statement (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: New Accounting Pronouncements (Continued)

reporting. This statement will go into effect 60 days after the Securities and Exchange Commission approves related auditing rules and is not expected to have a material effect on the Partnership's consolidated financial statements.

Note 13: Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations for each of the fiscal years ended June 30, 2008 and 2007:

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2008
Total revenues	$71,761	$83,676	$80,749	$90,094
Operating income	$12,049	$12,423	$9,329	$11,844
Net income	$6,006	$8,976	$4,325	$6,361
General partners' interest in net income	$149	$314	$63	$93
Limited partners' interest in net income	$5,857	$8,662	$4,262	$6,268
Net income per limited partner unit:
Basic	$0.57	$0.63	$0.31	$0.46
Diluted	$0.56	$0.63	$0.31	$0.45

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2007
Total revenues	$54,910	$56,031	$55,630	$60,003
Operating income	$7,517	$7,758	$7,601	$7,829
Net income	$4,086	$3,946	$3,996	$3,792
General partners' interest in net income	$82	$79	$80	$75
Limited partners' interest in net income	$4,004	$3,867	$3,916	$3,717
Net income per limited partner unit:
Basic	$0.40	$0.39	$0.39	$0.37
Diluted	$0.40	$0.39	$0.39	$0.37

Note 14: Subsequent Event

        On August 20, 2008, the Partnership completed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit. The net proceeds of $50,000 from the offering, after payment of underwriting discounts and commissions, were used to repay borrowings under the Partnership's credit agreements and to make construction progress payments in connection with the Partnership's vessel new-building program.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
By: K-SEA GENERAL PARTNER L.P., its General Partner.
By: K-SEA GENERAL PARTNER GP LLC, its General Partner
September 15, 2008	By:	/s/ TIMOTHY J. CASEY Timothy J. Casey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ TIMOTHY J. CASEY Timothy J. Casey	President and Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2008
/s/ JOHN J. NICOLA John J. Nicola	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2008
/s/ JAMES J. DOWLING James J. Dowling	Chairman of the Board and Director	September 15, 2008
/s/ ANTHONY S. ABBATE Anthony S. Abbate	Director	September 15, 2008
/s/ BARRY J. ALPERIN Barry J. Alperin	Director	September 15, 2008
/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	September 15, 2008
/s/ FRANK SALERNO Frank Salerno	Director	September 15, 2008