Form 10-Q
period 2008-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2008-11-10
CIK 1178575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

At November 10, 2008, the number of the issuer’s outstanding common units was 13,661,300.

K-SEA TRANSPORTATION PARTNERS L.P.

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	June 30,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$3,751	$1,752
Accounts receivable, net	40,090	42,090
Deferred taxes	1,211	1,184
Prepaid expenses and other current assets	14,932	19,861
Total current assets	59,984	64,887

Vessels and equipment, net	603,702	608,209
Construction in progress	63,013	40,370
Deferred financing costs, net	3,855	3,829
Goodwill	54,300	54,300
Other assets	26,063	26,713
Total assets	$810,917	$798,308

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$16,918	$16,754
Accounts payable	22,763	35,335
Accrued expenses and other current liabilities	21,374	19,211
Deferred revenue	15,311	14,219
Total current liabilities	76,366	85,519

Term loans and capital lease obligations	247,361	256,381
Credit line borrowings	154,850	166,071
Other liabilities	8,906	6,707
Deferred taxes	4,018	3,933
Total liabilities	491,501	518,611
Non-controlling interest in equity of joint venture	4,439	4,519
Commitments and contingencies
Partners’ capital	314,977	275,178
Total liabilities and partners’ capital	$810,917	$798,308

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended September 30,
	2008	2007

Voyage revenue	$84,640	$68,945
Bareboat charter and other revenue	6,854	2,816

Total revenues	91,494	71,761

Voyage expenses	23,505	15,743
Vessel operating expenses	37,066	27,517
General and administrative expenses	7,961	6,344
Depreciation and amortization	12,775	10,329
Net loss (gain) on disposal of vessels	294	(221)
Total operating expenses	81,601	59,712
Operating income	9,893	12,049

Interest expense, net	5,905	5,820
Other expense (income), net	(2)	(5)
Income before income taxes	3,990	6,234
Provision for income taxes	136	228
Net income	3,854	6,006

Other comprehensive income:
Fair market value adjustment for interest rate swaps, net of taxes	(2,172)	(2,134)
Foreign currency translation (loss) gain	(41)	34
Comprehensive income	$1,641	$3,906

General partner’s interest in net income	$53	$149

Limited partners’ interest:
Net income	$3,801	$5,857

Net income per unit — basic	$0.26	$0.57
— diluted	$0.26	$0.56

Weighted average units outstanding — basic	14,629	10,264
— diluted	14,745	10,368

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In thousands)

	Limited Partners					Accumulated Other
	Common		Subordinated			Comprehensive
	Units	$	Units	$	General Partner	Income	TOTAL
Balance at June 30, 2008	11,633	$265,861	2,083	$17,381	$(1,879)	$(6,185)	$275,178
Issuance of common units, net of transaction costs of $1,771	2,000	49,829					49,829
Fair market value adjustment for interest rate swap, net of tax benefit of $27						(2,172)	(2,172)
Foreign currency translation adjustment						(41)	(41)
Net income	—	3,260	—	541	53		3,854
Distributions to partners		(8,958)		(1,604)	(1,109)		(11,671)
Balance at September 30, 2008	13,633	$309,992	2,083	$16,318	$(2,935)	$(8,398)	$314,977

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months
	Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$3,854	$6,006

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,952	10,430
Payment of drydocking expenditures	(7,202)	(4,562)
Provision for doubtful accounts	19	69
Deferred income taxes	85	102
Net loss (gain) on sale of vessels	294	(221)
Unit-based compensation costs	257	243
Other	(66)	35
Changes in operating working capital:
Accounts receivable	1,981	(6,825)
Prepaid expenses and other current assets	4,886	(705)
Accounts payable	(3,982)	1,710
Accrued expenses and other current liabilities	1,906	451
Other assets	(85)	115
Deferred revenue	1,092	4,695
Net cash provided by operating activities	15,991	11,543

Cash flows from investing activities:

Vessel acquisitions	—	(3,000)
Acquisition of the Smith Maritime Group, net of cash acquired	—	(168,718)
Capital expenditures	(1,893)	(4,223)
Construction of tank vessels	(31,136)	(12,147)
Deposit for investment in joint venture	—	(1,836)
Proceeds on the sale of vessels	640	837
Net cash used in investing activities	(32,389)	(189,087)

Cash flows from financing activities:

Net (decrease) increase in credit line borrowings	(11,221)	57,888
Gross proceeds from equity offering	51,600	138,250
Proceeds from issuance of long-term debt	—	105,000
Payments on term loans	(8,341)	(107,688)
Financing costs paid — equity issuance	(1,771)	(6,053)
Financing costs paid — debt issuance	(199)	(1,784)
Distributions to partners	(11,671)	(7,451)
Net cash provided by financing activities	18,397	178,162
Cash and cash equivalents:
Net increase	1,999	618
Balance at beginning of the period	1,752	912

Balance at end of the period	$3,751	$1,530

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Three Months
	Ended September 30
	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,304	$5,694
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers		$11,298
Debt assumed		$23,511

Purchase of vessel with note payable		$3,000

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except unit and per unit amounts)

1.                                      The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides marine transportation, distribution, and logistics services for refined petroleum products in the United States. On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.  The Partnership met certain financial tests described in its partnership agreement for early conversion of the first 50% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on each of February 14, 2007 and February 14, 2008.

The Partnership’s general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.27% general partner interest in the Partnership as of September 30, 2008, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in its partnership agreement.  Distributions paid were $0.77 per unit and $0.70 per unit during the three months ended September 30, 2008 and 2007, respectively.  Additional contributions to the Partnership by the general partner to maintain its general partner interest upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of September 30, 2008, and for the three-month periods ended September 30, 2008 and 2007, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”).  The June 30, 2008 financial information included herein has been derived from the audited consolidated financial statements included in the 2008 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                                      Changes in Accounting Estimates

In assessing the appropriateness of the useful lives and salvage values of its vessels, the Partnership considered the recent growth in the fleet and changes in its composition. The Partnership concluded, based on its accumulated data on useful lives and the planned future use of its vessels, as well as a review of industry data, that its assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $1,633 and $1,613, respectively, and net income per fully diluted limited partner unit by $0.11, each for the three months ended September 30, 2008.

For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the 25 (including four chartered-in) single-hull vessels operated by the Partnership as of September 30, 2008, representing approximately 24% of total barrel-carrying capacity, be retired or retrofitted to double-hull by December 31, 2014.

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the individual assets.

3.                                      Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 116 and 104 for the three months ended September 30, 2008 and 2007, respectively, due to the dilutive effect of the restricted units.

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

4.                                      Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly-owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd. , Go Big Chartering, LLC , and Sirius Maritime, LLC (collectively, the “Smith Maritime Group”).  This transaction is part of the Partnership’s business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,690. As further described in note 6 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.

Under the purchase method of accounting, the Partnership has included the Smith Maritime Group’s results of operations from August 14, 2007, the acquisition date, through September 30, 2008.  The aggregate recorded purchase price of $203,690 consisted of $168,881 of cash, including $1,496 of direct expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement.   The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment.  Such purchase price was in excess of the net assets acquired because the Partnership believes that the cash flows generated from the acquired business will be accretive. The Partnership’s allocation of the purchase price is as follows:

Current assets	$8,229
Vessels and equipment, net	158,660
Intangible assets	20,115
Goodwill	37,915
Other assets	9
224,928
Current liabilities and capital lease obligations	21,238
Total purchase price	$203,690

The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,400, which will be amortized over 20 years and $100 which will be amortized over 3 years, respectively.  Amortization expense for the customer relationships and the covenant not to compete were $218 and $8, respectively for the three months ended September 30, 2008 and $61 and $3, respectively, for the three months ended September 30, 2007. The annual amortization expense for the identifiable intangibles is currently estimated at $903.  The amount of goodwill that is deductible for tax purposes over fifteen years is $24,415.

4.                                      Acquisition of the Smith Maritime Group (Continued)

The acquisition included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date. Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture newly-formed to own and charter the tank barge, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements. As a result, the consolidated balance sheet reflects $4,439 and $4,519 for the non-controlling interest in this joint venture at September 30, 2008 and June 30, 2008, respectively. Other income (expense) for the three month period ended September 30, 2008 includes an allocation of $2 for the non-controlling interest’s portion of the joint venture’s net income. The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge which has a carrying value of approximately $11,600. Borrowings outstanding on this term loan at September 30, 2008 were $2,687.

Pro Forma Financial Information

The unaudited pro forma financial information for the three months ended September 30, 2007, included in the table below, combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period from July 1, 2007 through the August 14, 2007 acquisition, as though the acquisition had been completed on July 1, 2007. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place on July 1, 2007.

For the Three Months Ended September 30, 2007
(unaudited)

Revenues	$78,099
Net income	$7,974
Basic net income per limited partner unit	$0.57
Fully diluted net income per limited partner unit	$0.57

5.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	September 30, 2008	June 30, 2008

Vessels	$745,622	$739,153
Pier and office equipment	6,032	5,967
	$751,654	$745,120
Less accumulated depreciation and amortization	(147,952)	(136,911)
Vessels and equipment, net	$603,702	$608,209

Construction in progress	$63,013	$40,370

Depreciation and amortization of vessels and equipment was $12,039 and $9,754 for the three months ended September 30, 2008 and 2007, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2008 and 2007 of $4,305 and $2,876, respectively.

During fiscal 2008, we took delivery of the following newbuild vessels:  in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23.  In total, the Partnership has agreements with shipyards for the construction of seven additional new tank barges and one articulated tug barge unit as follows:

5.                                      Vessels and Equipment and Construction in Progress (Continued)

Vessels	Expected Delivery

Two 80,000-barrel tank barges	2nd Quarter fiscal 2009

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010

One 100,000-barrel tank barge	2nd Quarter fiscal 2010

Four 50,000-barrel tank barges	2nd Q fiscal 2010 – 2nd Q fiscal 2011

Construction in progress at September 30, 2008 comprises expenditures for each of the tank barges described above.

6.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2008	June 30, 2008

Term loans	$263,438	$272,100
Capital lease obligations	841	1,035
Credit line borrowings	154,850	166,071
	419,129	439,206
Less current portion	(16,918)	(16,754)
	$402,211	$422,452

Credit Agreement

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  On August 14, 2007, in connection with the acquisition described above in note 4, the Partnership amended and restated its revolving credit agreement to provide for an increase in availability to $175,000 under the revolving facility, an increase in the term to seven years, and certain other bridge loan financing.  Under certain conditions, the Partnership has the right to increase the revolving facility by up to $75,000, to a maximum total facility amount of $250,000.  On November 7, 2007, the Partnership partially exercised this right and increased the facility by $25,000 to $200,000.  The revolving facility is collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $271,000.   The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, (3.93% at September 30, 2008) plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of Total Funded Debt to EBITDA (as defined in the agreement).  The Partnership also incurs commitment fees, payable quarterly, on the unused amount for the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. As of September 30, 2008, the Partnership had $154,850 outstanding on the revolving facility.

The Partnership also has a separate $5,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. There was no outstanding balance on this revolver at September 30, 2008.

Restrictive Covenants

The agreements governing the credit agreement and the term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the agreement.

6.                                      Financing (Continued)

Common Unit Offerings

On August 20, 2008, the Partnership closed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit.  The net proceeds of $49,829 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreements and to make construction progress payments in connection with the Partnership’s vessel new-building program.

On September 26, 2007, the Partnership closed a public offering of 3,500,000 common units representing limited partner interests. The price to the public was $39.50 per unit.  The net proceeds of $131,918 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreement, including certain bridge loan financing incurred in connection with the acquisition described in note 4.

7.                                      Fair Value Measurements

Effective July 1, 2008, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), which was issued by the Financial Accounting Standards Board (“FASB”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$8,906	$—

Our interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

8.                                      Commitments and Contingencies

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and seven additional new tank barges.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is also subject to deductibles with respect to its insurance coverage that range from $25 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $7,669 and $8,801 at September 30, 2008 and June 30, 2008 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Insurance claims payable at September 30, 2008 and June 30, 2008 totaled $7,663 and $7,594, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

9.                                      New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157,  which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

The FASB also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Partnership adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Partnership has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and indefinite lived intangible assets measured at fair value for impairment testing.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157, when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance.   FSP 157-3 did not have a material impact on the Partnership’s financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

In February 2007, the FASB issued FASB Statement No. 159,”The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. If an entity elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption at July 1, 2008 the Partnership did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No.141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the method of applying the purchase method in a number of significant aspects. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 Accounting for Income Taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). This amendment to SFAS 109 had no impact on the Partnership’s consolidated financial statements. The Partnership is currently analyzing the impact, if any, of the remaining provisions of SFAS 141(R).

In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Partnership is currently analyzing the impact, if any, of this standard.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Partnership is currently analyzing the impact, if any, of this standard.

9.                                      New Accounting Pronouncements (Continued)

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective as of the beginning of the Partnership’s fiscal year 2010. The Partnership is currently analyzing the impact, if any, of this standard.

In May 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 07-4 (“EITF 07-4”): Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“MLPs”). EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions. The provisions of EITF 07-4 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-4 shall be applied retrospectively for all financial statements presented for the Partnership starting July 1, 2009. The Partnership is currently analyzing the impact of this standard.

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

Demand for our services is driven primarily by demand for refined petroleum products in the areas in which we operate.  We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats.  For the fiscal year ended June 30, 2008, our fleet transported approximately 160 million barrels of refined petroleum products for our customers, including BP, Chevron, ConocoPhillips, ExxonMobil and Tesoro.  We do not assume ownership of any of the products we transport.  During fiscal 2008, we derived approximately 81% of our revenue from longer-term contracts that are generally for periods of one year or more.

We believe we have a high-quality, well-maintained fleet.  As of September 30, 2008, approximately 76% of our barrel-carrying capacity is double-hulled, and we are permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except three operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Significant Events

Common Unit Offering

On August 20, 2008, we closed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit.  The net proceeds of $49.8 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreements and to make construction progress payments in connection with our vessel new-building program.

Change in Accounting Estimates

In assessing the appropriateness of the useful lives and salvage values of our vessels, we considered the recent growth in the fleet and changes in its composition. We concluded, based on our accumulated data on useful lives and the planned future use of our vessels, as well as a review of industry data, that our assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, we prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased both operating income and net income by $1.6 million and net income per fully diluted limited partner unit by $0.11, each for the three months ended September 30, 2008.

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

Please refer to “—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Definitions” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for definitions of certain other terms used in our discussion of results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended September 30,
	2008	2007

Voyage revenue	$84,640	$68,945
Bareboat charter and other revenue	6,854	2,816
Total revenues	91,494	71,761
Voyage expenses	23,505	15,743
Vessel operating expenses	37,066	27,517
% of voyage and vessel operating expenses to total revenues	66.2%	60.3%
General and administrative expenses	7,961	6,344
% of total revenues	8.7%	8.8%
Depreciation and amortization	12,775	10,329
Net loss (gain) on disposal of vessels	294	(221)
Operating income	9,893	12,049
% of total revenues	10.8%	16.8%
Interest expense, net	5,905	5,820
Other expense (income), net	(2)	(5)
Income before provision for income taxes	3,990	6,234
Provision for income taxes	136	228
Net income	$3,854	$6,006

Net voyage revenue by trade
Coastwise
Total tank vessel days	4,117	3,290
Days worked	3,676	2,991
Scheduled drydocking days	107	144
Net utilization	89%	91%
Average daily rate	$13,027	$13,427
Total coastwise net voyage revenue (a)	$47,888	$40,160
Local
Total tank vessel days	2,252	2,484
Days worked	1,835	1,889
Scheduled drydocking days	69	39
Net utilization	81%	76%
Average daily rate	$7,219	$6,904
Total local net voyage revenue (a)	$13,247	$13,042
Tank vessel fleet
Total tank vessel days	6,369	5,774
Days worked	5,511	4,880
Scheduled drydocking days	176	183
Net utilization	87%	85%
Average daily rate	$11,093	$10,902
Total fleet net voyage revenue (a)	$61,135	$53,202

(a)          Net voyage revenue is equal to voyage revenue less voyage expenses.  The amount of voyage expenses we incur for a particular contract depends on the form of the contract. Therefore in comparing revenues between reporting periods we use net voyage revenue to improve the comparability of reported revenues that are generated by different forms of contracts.  Since net voyage revenue is a non-GAAP measure, it is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparison below.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Voyage Revenue and Voyage Expenses

Voyage revenue was $84.6 million for the three months ended September 30, 2008, an increase of $15.7 million, or 23%, as compared to voyage revenue of $68.9 million for the three months ended September 30, 2007.  Voyage expenses were $23.5 million for the three months ended September 30, 2008, an increase of $7.8 million, or 50%, as compared to voyage expenses of $15.7 million for the three months ended September 30, 2007.

Net voyage revenue

Net voyage revenue was $61.1 million for the three months ended September 30, 2008, which exceeded net voyage revenue of $53.2 million for the three months ended September 30, 2007 by $7.9 million, or 15%.  In our coastwise trade, net voyage revenue was $47.9 million, an increase of $7.7 million, or 19%, as compared to $40.2 million for the three months ended September 30, 2007, $5.8 million of which was due to the inclusion of the Smith Maritime Group for a full quarter.  Net utilization in our coastwise trade was 89% and 91% for the three-month periods ended September 30, 2008 and 2007, respectively.  Net voyage revenue in our coastwise trade for the three months ended September 30, 2008  increased by $1.3 million due to the DBL 77, which began operations in July 2008. Coastwise average daily rates decreased 3% to $13,027 for the three months ended September 30, 2008 from $13,427 for the three months ended September 30, 2007. The decrease in coastwise average daily rates is primarily due to lower average rates of certain vessels operated in the Gulf of Mexico as a result of Hurricanes Gustav and Ike.

Net voyage revenue in our local trade for the three months ended September 30, 2008 increased by $0.2 million, or 2%, to $13.2 million from $13.0 million for the three months ended September 30, 2007.  Local net voyage revenue increased by $1.7 million during the three months ended September 30, 2008 due to the increased number of working days for the new-build barges DBL 23, DBL 24 and DBL 25, which were delivered in September 2007, December 2007, and March 2008, respectively. This increase was offset by a decrease in local net voyage revenue of $1.7 million due to the retiring of three single-hull vessels. Net utilization in our local trade was 81% for the three months ended September 30, 2008, compared to 76% for the three months ended September 30, 2007.  Average daily rates in our local trade increased 5% to $7,219 for the three months ended September 30, 2008 from $6,904 for the comparative prior year period.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $6.9 million for the three months ended September 30, 2008, compared to $2.8 million for the three months ended September 30, 2007.  Of this $4.1 million increase, $1.2 million was a result of the Smith Maritime Group acquisition, and $3.1 million was attributable to increased revenue from the purchase of eight tugboats in June 2008. This was partially offset by a $0.3 million decrease relating to our water treatment plant in Norfolk.

Vessel Operating Expenses

Vessel operating expenses were $37.1 million for the three months ended September 30, 2008 compared to $27.5 million for the three months ended September 30, 2007, an increase of $9.6 million. Vessel labor and related costs for the three months ended September 30, 2008 increased $7.0 million as a result of a contractual labor rate increase reflected in our new two year labor contract with certain of our vessel employees and a higher average number of employees due to the operation of the additional barges and tugboats described under “—Net voyage revenue” and “—Bareboat Charter and Other Revenue” above.  Other vessel operating costs increased $2.6 million for the three months ended September 30, 2008. This increase is primarily comprised of a $1.6 million increase in repairs and maintenance,  supplies and parts which is due to the inclusion of the Smith Maritime Group for a full quarter, a $0.9 million increase in fuel and other costs associated with the purchase of eight additional tug boats in June 2008 and a $0.8 million increase in vessel insurance premiums due to both rate increases and the increased number of vessels under the policies relating to the aforementioned acquisitions. Such increases were partially offset by a decrease of $1.5 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008.

Due to the factors described above, voyage and vessel operating expenses as a percentage of total revenues increased to 66.2% for the three months ended September 30, 2008 from 60.3% for the three months ended September 30, 2007.

Depreciation and Amortization

Depreciation and amortization was $12.8 million for the three months ended September 30, 2008, an increase of $2.5 million, or 24%, compared to $10.3 million for the three months ended September 30, 2007.  Depreciation and drydocking amortization on our newbuild and purchased vessels increased by $4.1 million, which was partially offset by $1.6 million due to the change in estimated useful lives of our vessels and salvage values as described under “—Significant Events”  above.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended September 30, 2008, an increase of $1.7 million, or 27%, as compared to general and administrative expenses of $6.3 million for the three months ended September 30, 2007.  As a percentage of total revenues, general and administrative expenses were 8.7% and 8.8% for the three month periods ended September 30, 2008 and 2007, respectively.  The $1.7 million increase for the three months ended September 30, 2008 is primarily the result of increased personnel costs resulting from increased headcount to support our growth and the additional facilities costs of our new offices in Philadelphia, Hawaii, and Seattle.

Interest Expense, Net

Net interest expense was $5.9 million for the three months ended September 30, 2008, or $0.1 million higher than the $5.8 million incurred in the three months ended September 30, 2007.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels, offset by lower average interest rates.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended September 30, 2008, this rate was 3.4% as compared to a rate of 3.7% for the three months ended September 30, 2007.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended September 30, 2008 was lower than the comparable prior year period primarily due to a smaller portion of our pre-tax income for the three months ended September 30, 2008 being attributable to our foreign subsidiaries, which are taxed at a higher rate than our effective tax rate.

Net income

Net income was $3.9 million for the three months ended September 30, 2008, a decrease of $2.1 million, or 35%, compared to net income of $6.0 million for the three months ended September 30, 2007.  This decrease resulted from the $2.1 million decrease in operating income.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $16.0 million for the three months ended September 30, 2008, an increase of $4.5 million compared to $11.5 million for the three months ended September 30, 2007.  The increase resulted from a $6.4 million positive impact from working capital changes and $0.7 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization, which was partially offset by increased drydocking payments of $2.6 million.  During the three-month period ended September 30, 2008, our working capital decreased, thereby increasing cash flow, due primarily to a decrease in accounts receivable as a result of improved collections and a decrease in prepaid expenses and other current assets mainly due to the lower cost of the fuel inventory used to power our tugboats. This was offset by a decrease in accounts payable as a result of the timing of payments

Investing Cash Flows

Net cash used in investing activities totaled $32.4 million for the three months ended September 30, 2008, compared to $189.1 million used during the three months ended September 30, 2007.  The three months ended September 30, 2007 included the $168.7 million cash portion of the purchase price for the Smith Maritime Group.  Vessel acquisitions for the three months ended September 30, 2007 included a $3.0 million cash payment in connection with an acquired barge; the seller also issued a $3.0 million note which was paid in November 2007.  Tank vessel construction in the three months ended September 30, 2008 aggregated $31.1 million and included progress payments on construction of one 185,000 articulated tug barge unit, one 100,000-barrel tank barge and one 80,000-barrel tank barge. Tank vessel construction of $12.1 million in the comparative prior year period included progress payments on construction of three new 80,000-barrel tank barges, three new 28,000-barrel tank barges and a new 50,000-barrel tank barge.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, totaled $1.9 million in the three months ended September 30, 2008 and $4.2 million in the three months ended September 30, 2007.

Financing Cash Flows

Net cash provided by financing activities was $18.4 million for the three months ended September 30, 2008 compared to $178.2 million of net cash provided by financing activities for the three months ended September 30, 2007.  The primary financing activities for the three month period ended September 30, 2008 were $51.6 million in gross proceeds ($49.8 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 2.0 million of new common units in August 2008,  the repayment of $37.5 million of credit agreement borrowings with a portion of the equity offering proceeds, partially offset by $26.3 million of additional credit agreement borrowings. We also made $11.7 million in distributions to partners as described under “—Payment of Distributions” below. The primary financing activities for the three month period ended September 30, 2007 were $138.3 million in gross proceeds from the issuance of 3.5 million of new common units in September 2007, and $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds.   During the three month period ended September 30, 2007, we also increased our credit line borrowings by $57.9 million relating to the Smith Maritime Group acquisition, for progress payments on barges under construction, and made $7.5 million in distributions to partners as described under “—Payment of Distributions” below.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended June 30, 2008, which was paid on August 14, 2008 to unitholders of record on August 6, 2008.  Additionally, the board declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended September 30, 2008, payable on November 14, 2008 to unitholders of record on November 7, 2008.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At September 30, 2008, approximately 76% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $23.0 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $22.0 million in fiscal 2009.  In addition, we anticipate that we will spend $1.0 million annually for other general maintenance capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet.  Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet. Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and amortized over three years.  Capital expenditures associated with retrofitting an existing vessel, or acquiring a new vessel, which increase the operating capacity of our fleet over the long term, whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures.  Generally, expenditures for construction in progress are not included as capital expenditures.

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three months ended September 30,
	2008	2007
Maintenance capital expenditures	$7,388	$4,548
Expansion capital expenditures (including acquisitions)	1,707	175,955
Total capital expenditures	$9,095	$180,503
Construction of tank vessels	$31,136	$12,147

During fiscal 2008, we took delivery of the following newbuild vessels:  in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23.  In total, we have agreements with shipyards for the construction of seven additional new tank barges and one articulated tug barge unit as follows:

Vessels	Expected Delivery

Two 80,000-barrel tank barges	2nd Quarter fiscal 2009

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010

One 100,000-barrel tank barge	2nd Quarter fiscal 2010

Four 50,000-barrel tank barges	2nd Q fiscal 2010 – 2nd Q fiscal 2011

The above tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $165.0 million, of which $63.0 million has been spent as of September 30, 2008.  We expect to spend approximately $45.0 million during the last three quarters of fiscal 2009 on these contracts. We have an agreement for a long-term charter for the 185,000-barrel unit with a major customer that is expected to commence upon delivery. Additionally, we have agreements to lease two 50,000-barrel tank barges from a shipyard when they are delivered in the third quarter of fiscal 2010.

Additionally, we intend to retire, retrofit or replace 25 (including four chartered-in) single-hull tank vessels by December 2014, which at September 30, 2008 represented approximately 24% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels totals approximately $50.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

Liquidity Needs

Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders and drydocking expenditures, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while other maintenance capital expenditures include the cost of maintaining tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit agreements, described below, will be sufficient to meet our liquidity needs for the next 12 months.

Credit Agreements

We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations.  On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, we amended and restated our revolving credit agreement to provide for an increase in availability to $175.0 million under the revolving facility, an increase in the term to seven years, and certain other bridge loan financing. Under certain conditions, we have the right to increase the revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million.  On November 7, 2007, we partially exercised this right and increased the facility by $25.0 million to $200.0 million.  The revolving facility is collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $271.0 million  The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, (3.93% at September 30, 2008) plus a margin ranging from 0.7% to 1.5% depending on our ratio of Total Funded Debt to EBITDA (as defined in the agreement).  We also incur commitment fees, payable quarterly, on the unused amount for the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA.  As of September 30, 2008, we had $154.9 million outstanding on the revolving facility.

We also maintain a separate $5.0 million revolver with a commercial bank to support our daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. There was no outstanding balance on this revolver at September 30, 2008.

Restrictive Covenants

The agreements governing the credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined).  As of September 30, 2008, we were in compliance with all of our debt covenants.

Common Unit Offering

On August 20, 2008, we closed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit.  The net proceeds of $49.8 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreements and to make construction progress payments in connection with our vessel new-building program.

Contingencies

We are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are also subject to deductibles with respect to its insurance coverage that range from $25,000 to $250,000 per incident and provides on a current basis for estimated payments thereunder.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2008.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

 The FASB also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and indefinite lived intangible assets measured at fair value for impairment testing.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157, when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance.   FSP 157-3 did not have a material impact on our financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

In February 2007, the FASB issued FASB Statement No. 159,”The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). FAS159 provides entities with the option to report selected financial assets and liabilities at fair value. If an entity elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption at July 1, 2008 we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No.141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 Accounting for Income Taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). This amendment to SFAS 109 had no impact on our consolidated financial statements. We are currently analyzing the impact, if any, of the remaining provisions of SFAS 141(R).

In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently analyzing the impact, if any, of this standard.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS161 is effective for fiscal years beginning after November 15, 2008. We are currently analyzing the impact, if any, of this standard.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective as of the beginning of our fiscal year 2010. We are currently analyzing the impact, if any, of this standard.

In May 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 07-4 (“EITF 07-4”): Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“MLPs”). EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions. The provisions of EITF 07-4 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-4 shall be applied retrospectively for all financial statements presented for us starting July 1, 2009. We are currently analyzing the impact of this standard.

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

•                 the integration of acquisitions of tank barges and tugboats, including the timing, cost and effects and benefits thereof;

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

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not limited to:

•                 insufficient cash from operations;

•                 general economic and business conditions;

•                 availability  of capital;

•                 the ability of lenders and derivative counterparties to fulfill their obligations to us;

•                 a decline in demand for refined petroleum products;

•                 a decline in demand for tank vessel capacity;

•                 intense competition in the domestic tank vessel industry;

•                 the occurrence of marine accidents or other hazards;

•                 exposure to lawsuits;

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

•                 adverse developments in our marine transportation business; and

•                 the other factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of September 30, 2008 approximately $308.8 million of our long-term debt bears interest at fixed interest rates ranging from 5.26% to 6.81%.  Borrowings under our credit agreement and certain other term loans, totaling $110.3 million at September 30, 2008, bear interest at a floating rate based on LIBOR which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of September 30, 2008, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.1 million annually.

As of September 30, 2008, we had seven outstanding interest rate swap agreements which expire over the periods from 2012 to 2018, concurrently with the hedged loans.  As of September 30, 2008, the notional amount of the swaps was $254.1 million, we were paying a weighted average fixed rate of 5.90%, and we were receiving a weighted average variable rate of 5.02%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to this instrument; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.           Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)  Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.              Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A.   Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 15, 2008.

The risks and uncertainties described in our Annual Report on Form 10-K and in this report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

A protracted global recession could have a material adverse effect on our operating income, financial condition and  cash flows.

International efforts to address the current global credit and banking crisis may be unsuccessful in preventing a global recession. A long term global recession could reduce the demand for domestic refined petroleum transportation services and charter and freight rates, and could increase costs, thus adversely affecting the results of our operations. Additionally, the availability of financing could be restricted, limiting our ability to finance future operations or capital needs, acquire vessels or pursue business opportunities. Further, unfavorable market conditions could reduce the value of our vessels resulting in losses from asset impairments. Any inability to maintain specified financial ratios and satisfy the financial covenants required by our credit facilities could result in defaults.

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

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

	By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 10, 2008	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ John J. Nicola
John J. Nicola
Chief Financial Officer (Principal
Financial and Accounting Officer)