Form 10-Q
period 2008-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2009-02-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO  ☒

At February 9, 2009, the number of the issuer’s outstanding common units was 13,661,300.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	June 30,
	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,305	$1,752
Accounts receivable, net	31,210	42,090
Deferred taxes	1,423	1,184
Prepaid expenses and other current assets	13,385	19,861
Total current assets	47,323	64,887

Vessels and equipment, net	593,874	608,209
Construction in progress	57,775	40,370
Deferred financing costs, net	3,684	3,829
Goodwill	54,300	54,300
Other assets	27,629	26,713
Total assets	$784,585	$798,308

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$16,453	$16,754
Accounts payable	17,641	35,335
Accrued expenses and other current liabilities	20,448	19,211
Deferred revenue	14,828	14,219
Total current liabilities	69,370	85,519

Term loans and capital lease obligations	260,949	256,381
Credit line borrowings	128,382	166,071
Other liabilities	25,999	6,707
Deferred taxes	4,050	3,933
Total liabilities	488,750	518,611
Non-controlling interest in equity of joint venture	4,484	4,519

Commitments and contingencies
Partners’ capital	291,351	275,178
Total liabilities and partners’ capital	$784,585	$798,308

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007

Voyage revenue	$83,034	$80,416	$167,674	$149,361
Bareboat charter and other revenue	5,225	3,260	12,079	6,076

Total revenues	88,259	83,676	179,753	155,437

Voyage expenses	19,473	19,632	42,978	35,375
Vessel operating expenses	38,270	32,374	75,336	59,891
General and administrative expenses	7,403	7,251	15,364	13,595
Depreciation and amortization	13,751	12,075	26,526	22,404
Net (gain) loss on disposal of vessels	9	(79)	303	(300)
Total operating expenses	78,906	71,253	160,507	130,965

Operating income	9,353	12,423	19,246	24,472

Interest expense, net	5,509	5,338	11,414	11,158
Other expense (income), net	120	(2,168)	118	(2,173)

Income before income taxes	3,724	9,253	7,714	15,487

Provision for income taxes	121	277	257	505
Net income	3,603	8,976	7,457	14,982

Comprehensive income:
Fair market value adjustment for interest rate swaps, net of taxes	(14,663)	(3,202)	(16,835)	(5,336)
Foreign currency translation adjustment	(159)	(1)	(200)	33
Comprehensive income (loss)	(11,219)	5,773	(9,578)	9,679

General partner’s interest in net income	$46	$314	$98	$458

Limited partners’ interest:
Net income	$3,557	$8,662	$7,359	$14,524
Net income per unit - basic	$0.23	$0.63	$0.48	$1.21
- diluted	$0.22	$0.63	$0.48	$1.20
Weighted average units outstanding – basic	15,744	13,713	15,186	11,988
- diluted	15,866	13,819	15,305	12,095

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners					Accumulated Other
	Common		Subordinated			Comprehensive
	Units	$	Units	$	General Partner	Income	TOTAL

Balance at June 30, 2008	11,633	$265,861	2,083	$17,381	$(1,879)	$(6,185)	$275,178

Issuance of common units under long-term incentive plan	28	983					983

Issuance of common units, net of transaction costs of $1,795	2,000	49,805					49,805

Fair market value adjustment for interest rate swap, net of tax benefit of $212						(16,835)	(16,835)

Foreign currency translation adjustment						(200)	(200)

Net income		6,350		1,009	98		7,457

Distributions to partners		(19,477)		(3,207)	(2,353)		(25,037)

Balance at December 31, 2008	13,661	$303,522	2,083	$15,183	$(4,134)	$(23,220)	$291,351

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months
	Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$7,457	$14,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,897	22,594
Payment of drydocking expenditures	(11,792)	(9,928)
Provision for doubtful accounts	130	119
Deferred income taxes	91	217
Net loss (gain) on sale of vessels	303	(300)
Unit-based compensation costs	611	562
Gain on settlement of legal proceedings	—	(2,073)
Other	(101)	36
Changes in assets and liabilities:

Accounts receivable	10,750	(523)
Prepaid expenses and other current assets	6,387	747
Accounts payable	(8,332)	2,459
Accrued expenses and other current liabilities	1,699	(1,846)
Deferred revenue	609	(844)
Other assets	(860)	179
Other liabilities	568	—
Net cash provided by operating activities	34,417	26,381

Cash flows from investing activities:

Vessel acquisitions	—	(13,810)
Acquisition of the Smith Maritime Group, net of cash acquired	—	(168,923)
Capital expenditures	(4,861)	(6,508)
Construction of tank vessels	(57,533)	(22,057)
Investment in joint venture	—	(1,836)
Proceeds on the sale of vessels	16,184	962
Net cash used in investing activities	(46,210)	(212,172)

Cash flows from financing activities:

Net increase (decrease) in credit line borrowings	(37,689)	83,279
Gross proceeds from equity offering	51,600	138,250
Proceeds from issuance of long-term debt	37,188	105,000
Payments on term loans	(12,542)	(113,774)
Financing costs paid – equity issuance	(1,795)	(6,234)
– debt issuance	(379)	(1,862)
Distributions to partners	(25,037)	(18,032)
Net cash provided by financing activities	11,346	186,627
Cash and cash equivalents:
Net increase (decrease)	(447)	836
Balance at beginning of the period	1,752	912
Balance at end of the period	$1,305	$1,748
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,428	$11,491
Income taxes	$18	$9

Supplemental disclosure of non-cash investing and financing activities:

Use of proceeds of sale leaseback disbursed directly by purchaser:

Refinance of term loans with operating lease agreements	$18,246
Lease security deposit	$609

Acquisition of the Smith Maritime Group:

Value of common units issued to sellers		$11,298
Debt assumed		$23,511

Purchase of vessel with note payable		$3,000

Receivable from settlement of legal proceedings		$2,073

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.                                      The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides marine transportation, distribution, and logistics services for refined petroleum products in the United States.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  During the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once the Partnership meets certain financial tests described in its partnership agreement, but it generally cannot end before December 31, 2008.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.  The Partnership has met certain financial tests described in the partnership agreement, and accordingly 50% of the subordinated units have already converted  into common units. The remaining subordinated units are expected to convert into common units on February 16, 2009.

The Partnership’s general partner, K-Sea General Partner L.P., held 202,447 general partner units, representing a 1.27% general partner interest in the Partnership as of December 31, 2008, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions on limited partner units were $0.77 per unit and $1.54 per unit during the three and six  months ended December 31, 2008, respectively, and were $0.72 per unit and $1.42 per unit during the three and six months ended December 31, 2007, respectively.  Additional contributions to the Partnership by the general partner to maintain its general partner interest upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of December 31, 2008, and for the three and six-month periods ended December 31, 2008 and 2007, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”).  The June 30, 2008 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K.

2.                                      Changes in Accounting Estimates

In assessing the appropriateness of the useful lives and salvage values of its vessels, the Partnership considered the recent growth in the fleet and changes in its composition. The Partnership concluded, based on its accumulated data on useful lives and the planned future use of its vessels, as well as a review of industry data, that its assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $1,633 and $1,613, respectively, and net income per fully diluted limited partner unit by $0.10, for the three months ended December 31, 2008 and increased operating income and net income by $3,266 and $3,226, respectively, and net income per fully diluted limited partner unit by $0.21, for the six months ended December 31, 2008.

For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the 23 (including two chartered-in) single-hull vessels operated by the Partnership as of December 31, 2008, representing approximately 21% of total barrel-carrying capacity, be retired or retrofitted to double-hull by January 1, 2015.

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the individual assets.

3.                                      Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 122,000 and 106,000 for the three months ended December 31, 2008 and 2007, respectively, and 119,000 and 107,000 for the six months ended December 31, 2008 and 2007, respectively, due to the dilutive effect of the restricted units.

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

4.                                      Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd., Go Big Chartering, LLC, and Sirius Maritime, LLC (collectively, the “Smith Maritime Group”).  This transaction is part of the Partnership’s business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,690. The Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.

Under the purchase method of accounting, the Partnership has included the Smith Maritime Group’s results of operations from August 14, 2007, the acquisition date, through December 31, 2008.  The aggregate recorded purchase price of $203,690 consisted of $168,881 of cash, including $1,496 of direct expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement.  The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which is reviewed annually for impairment as further described in note 5 below.  Such purchase price was in excess of the net assets acquired because the Partnership believes that the cash flows generated from the acquired business will be accretive. The Partnership’s allocation of the purchase price is as follows:

Current assets	$8,229
Vessels and equipment, net	158,660
Intangible assets	20,115
Goodwill	37,915
Other assets	9
224,928
Liabilities and capital lease obligations	21,238
Total purchase price	$203,690

The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,400, which is being amortized over 20 years, and $100 which is being amortized over 3 years, respectively.  Amortization expense for the customer relationships and the covenant not to compete were $218 and $8, respectively, for the three months ended December 31, 2008 and $435 and $17, respectively for the six months ended December 31, 2008. Amortization expense for the customer relationships and the covenant not to compete were $229 and $8, respectively, for the three months ended December 31, 2007 and $290 and $11, respectively, for the six months ended December 31, 2007. The annual amortization expense for the identifiable intangibles is currently estimated at $903.  The amount of goodwill that is deductible for tax purposes over fifteen years is $24,415.

The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date.  Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture newly-formed to own and charter the tank barge, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements.  As a result, the consolidated balance sheet reflects $4,484 for the non-controlling interest in this joint venture at December 31, 2008.  Other income (expense) for the three and six months ended December 31, 2008 includes an allocation of $127 and $129, respectively, for the non-controlling interest’s portion of the joint venture’s net income. The joint venture has a term loan, which matures on October 1, 2012. The term loan  is collateralized by the related tank barge, which has a carrying value of approximately $11,500. Borrowings outstanding on this term loan at December 31, 2008 were $2,542.

Pro Forma Financial Information

The unaudited pro forma financial information for the six months ended December 31, 2007, included in the table below, combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period from July 1, 2007 through the August 14, 2007 acquisition, as though the acquisition had been completed on July 1, 2007. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place on July 1, 2007.

For the Six Months Ended December 31, 2007
(unaudited)

Revenues	$161,775
Net income	$16,950
Basic net income per limited partner unit	$1.20
Fully diluted net income per limited partner unit	$1.19

5.                                      Goodwill

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed by the Partnership at the date of acquisition. Statement of Financial Accounting Standards (“SFAS”)  No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Partnership tests for impairment during the second quarter (as of October 31) of its fiscal year using a two-step process. The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

The Partnership operates in a single operating segment. It has two reporting units consisting of its Atlantic region and Pacific region operations. All of the Partnership’s goodwill relates to the Pacific region reporting unit. The Partnership determines the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows. The Partnership believes that the income approach is appropriate due to the long term nature of the Partnership’s time charters, consecutive voyage charters, contracts of affreightment and bareboat charters, which are generally for periods of one year or more and generally contain renewal options. The Partnership assessed the reasonableness of its approach by reviewing current trading multiples for peer companies.

The Partnership uses its business plans and projections as the basis for expected future cash flows. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2008 and the first quarter of fiscal 2009, approved business plans, expected growth rates (which consider both our existing contracts and contracts relating to our newbuild program vessels), cost of capital and tax rates. The Partnership also makes certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) an increase in the average daily rate of 4% in 2010 and 3% in 2011, excluding the impact of newbuilds expected to be placed into service in 2010, (2) projected long term growth of 3% for determining terminal value; (3) a tax rate of 35%, which reflects a market participant rather than the Partnership’s tax rate, and (4) an average discount rate of 10.5%, representing the Partnership’s weighted average cost of capital (“WACC”). Factors inherent in determining the Partnership’s WACC included the Partnership’s  own and peer company data relating to (1) the value of the Partnership’s limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

The calculated fair value of the Pacific region reporting unit exceeded its carrying value by $78,149 as of the measurement date. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Partnership based its fair value estimate on assumptions it believes to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

6.             Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	December 31, 2008	June 30, 2008

Vessels	$745,310	$739,153
Pier and office equipment	6,188	5,967
	751,498	$745,120
Less accumulated depreciation and amortization	(157,624)	(136,911)
Vessels and equipment, net	$593,874	$608,209

Construction in progress	$57,775	$40,370

Depreciation and amortization of vessels and equipment was $13,014 and $11,347 for the three months ended December 31, 2008 and 2007, respectively. Depreciation and amortization of vessels and equipment was $25,053 and $21,101 for the six months ended December 31, 2008 and 2007, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and six months ended December 31, 2008 of $5,273 and $9,578, respectively, and $3,033 and $5,908 for the three and six months ended December 31, 2007, respectively.

During fiscal year 2009, the Partnership took delivery of the following newbuild vessels: in December 2008 and November 2008, the Partnership took delivery of two 80,000-barrel tank barge newbuild vessels, the DBL 79 and the DBL 76. During fiscal 2008, the Partnership took delivery of the following newbuild vessels:  in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23.   In total, the Partnership has agreements with shipyards for the construction of one articulated tug barge unit and five additional new tank barges as follows:

Vessels	Expected Delivery

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Four 50,000-barrel tank barges	3rd Q fiscal 2010 – 2nd Q fiscal 2011

Construction in progress at December 31, 2008 comprises expenditures for the articulated tug barge unit and tank barges described above.

In December 2008 the Partnership sold three barges under sale leaseback agreements with two financial institutions for an aggregate sales price of $34,397. Approximately $18,855 of sales proceeds were disbursed directly by the purchasers to fund a security deposit associated with a lease agreement and refinance debt with operating lease obligations. Such activities are therefore shown as non-cash investing and financing activities in the statements of cash flows.  Additionally $10,153 was disbursed to make the final payment for construction of one of the vessels and the remainder was used to repay borrowings under the credit agreements. Each of the three operating lease agreements gives the charterer the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buyout options after ten years and nine years, respectively.  One lease includes a rent escalation after six years. Gains on the sale of two vessels of $863 and $812 have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms of twelve and ten years. Aggregate rent expense for these three operating lease agreements over their terms is $30,124 (net of the gain amortization described above), including rent expense of $1,288 for the year ended June 30, 2009 and $2,577 per year for each year in the four year period ended June 30, 2013.

7.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	December 31, 2008	June 30, 2008

Term loans and capital lease obligations	$277,402	$273,135
Credit line borrowings	128,382	166,071
	405,784	439,206
Less current portion	(16,453)	(16,754)
	$389,331	$422,452

Credit Agreements

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  On August 14, 2007, in connection with the acquisition described above in note 4, the Partnership amended and restated its revolving credit agreement to provide for an increase in availability to $175,000 under the revolving facility, an increase in the term to seven years, and certain other bridge loan financing.  Under certain conditions, the Partnership has the right to increase the revolving facility by up to $75,000, to a maximum total facility amount of $250,000.  On November 7, 2007, the Partnership partially exercised this right and increased the facility by $25,000 to $200,000.  The revolving facility is collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $271,000.   The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, (0.44% at December 31, 2008) plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of Total Funded Debt to EBITDA (as defined in the agreement).  The Partnership also incurs commitment fees, payable quarterly, on the unused amount for the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. As of December 31, 2008, the Partnership had $126,350 outstanding on the revolving facility.

The Partnership also has a separate $5,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balance on this revolver at December 31, 2008 was $2,032.

New Term Loan

On October 8, 2008, the Partnership entered into a loan agreement with a financial institution to borrow $5,800, for which it pledged two tug boats as collateral. The proceeds of the loan was used to repay indebtedness under the Partnership’s revolving credit agreement. This loan bears interest at a fixed rate of 5.85% per annum. This loan is repayable by one payment of interest only covering the period from the closing date through October 31, 2008 which was paid on November 1, 2008, 84 monthly installments of $56 commencing December 1, 2008 and the remaining principal balance of $2,900, together with interest, is due on November 1, 2015.

Restrictive Covenants

The agreements governing the revolving credit agreement and the term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage and total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the agreement.

Common Unit Offerings

On August 20, 2008, the Partnership closed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit.  The net proceeds of $49,805 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreements and to make construction progress payments in connection with the Partnership’s vessel new-building program.

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

8.                                            Fair Value Measurements

Effective July 1, 2008, the Partnership adopted SFAS No. 157 Fair Value Measurements (“SFAS 157”), which was issued by the Financial Accounting Standards Board (“FASB”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 established a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes our own credit risk.

The levels of the fair value hierarchy established by SFAS 157 are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008. This amount includes fair value adjustments relating to our own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$23,754	$—

Our interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

9.             Commitments and Contingencies

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and five additional new tank barges.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is also subject to deductibles with respect to its insurance coverage that range from $25 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $8,701 and $8,801 at December 31, 2008 and June 30, 2008 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Insurance claims payable at December 31, 2008 and June 30, 2008 totaled $8,266 and $7,594, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

In December 2008, the Partnership received an additional call from its mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.   Although such additional calls are uncommon, the Partnership’s insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.   The additional calls, which were based upon the information available in mid-November 2008, totaled $3,377.  The calls are scheduled for payment in February 2009 and August 2009 for the first two policy years and January 2010 and August 2010 for the last policy year.  The Partnership’s insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary.  The Partnership received updated information from its insurance carrier reflecting improved investment returns and underwriting results.  Based on the information provided, the Partnership’s financial statements reflect additional insurance expense, included in vessel operating expenses, of $2,343 for the three and six months ended December 31, 2008.  Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

10.          New Accounting Pronouncements

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

The FASB also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157, when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. FSP 157-3 did not have a material impact on the Partnership’s financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. If an entity elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption at July 1, 2008 the Partnership did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the method of applying the purchase method in a number of significant aspects. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). This amendment to SFAS 109 had no impact on the Partnership’s consolidated financial statements. The Partnership is currently analyzing the impact, if any, of the remaining provisions of SFAS 141(R).

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective for  the Partnership as of July 1, 2009. The Partnership is currently analyzing the impact, if any, of this standard.

In May 2008, the FASB’s Emerging Issues Task Force issued EITF Issue 07-4 (“EITF 07-4”): “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“MLPs”). EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions. The provisions of EITF 07-4 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-4 shall be applied retrospectively for all financial statements presented for the Partnership starting July 1, 2009. The Partnership is currently analyzing the impact of this standard.

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

We believe we have a high-quality, well-maintained fleet.  As of December 31, 2008, approximately 79% of our barrel-carrying capacity was double-hulled, and we are permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but four are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

We operate our tank vessels in markets that exhibit seasonal variations in demand and, as a result, in charter rates.  For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season.  In certain regions, movements of heating oil generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months.  Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States.  Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions.  The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services.  Our West Coast operations provide seasonal diversification primarily as a result of its services to our Alaskan markets, which experience the greatest demand for petroleum products in the summer months, due to weather conditions.  Considering the above, we believe seasonal demand for our services is lowest during our third fiscal quarter.  We do not see any significant seasonality in the Hawaiian market. A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and cash flows.

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

Change in Accounting Estimates

In assessing the appropriateness of the useful lives and salvage values of our vessels, we considered the recent growth in the fleet and changes in its composition. We concluded, based on our accumulated data on useful lives and the planned future use of our vessels, as well as a review of industry data, that our assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, we prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased both operating income and net income by $1.6 million and net income per fully diluted limited partner unit by $0.10 for the three months ended December 31, 2008 and increased operating income and net income by $3.3 million and $3.2 million, respectively, and net income per fully diluted limited partner unit by $0.21, for the six months ended December 31, 2008.

Insurance Call

In December 2008, we received an additional call from our mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.   Although such additional calls are uncommon, our insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.   The additional calls, which were based upon the information available in mid-November 2008, totaled approximately $3.4 million.  The calls are scheduled for payment in February 2009 and August 2009 for the first two policy years and January 2010 and August 2010 for the last policy year.  Our insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary.  We received updated information from our insurance carrier reflecting improved investment returns and underwriting results.  Based on the information provided, our financial statements reflect additional insurance expense, included in vessel operating expenses, of approximately $2.3 million for the three and six months ended December 31, 2008.  Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

Definitions

In order to understand the discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Voyage revenue	$83,034	$80,416	$167,674	$149,361
Bareboat charter and other revenue	5,225	3,260	12,079	6,076
Total revenues	88,259	83,676	179,753	155,437
Voyage expenses	19,473	19,632	42,978	35,375
Vessel operating expenses	38,270	32,374	75,336	59,891
% of voyage and vessel operating expenses to total revenue	65.4%	62.2%	65.8%	61.3%
General and administrative expenses	7,403	7,251	15,364	13,595
% of total revenue	8.4%	8.7%	8.5%	8.7%
Depreciation and amortization	13,751	12,075	26,526	22,404
Net (gain) loss on disposal of vessels and equipment	9	(79)	303	(300)
Operating income	9,353	12,423	19,246	24,472
% of total revenue	10.6%	14.9%	10.7%	15.7%
Interest expense, net	5,509	5,338	11,414	11,158
Other expense (income), net	120	(2,168)	118	(2,173)
Income before provision for income taxes	3,724	9,253	7,714	15,487
Provision for income taxes	121	277	257	505
Net income	$3,603	$8,976	$7,457	$14,982

Net voyage revenue by trade
Coastwise
Total tank vessel days	4,193	3,987	8,310	7,277
Days worked	3,807	3,558	7,483	6,549
Scheduled drydocking days	33	178	140	322
Net utilization	91%	89%	90%	90%
Average daily rate	$13,151	$13,556	$13,090	$13,497
Total coastwise net voyage revenue (a)	$50,067	$48,233	$97,954	$88,394
Local
Total tank vessel days	2,180	2,279	4,432	4,763
Days worked	1,801	1,857	3,636	3,746
Scheduled drydocking days	62	—	131	39
Net utilization	83%	81%	82%	79%
Average daily rate	$7,493	$6,759	$7,355	$6,832
Total local net voyage revenue (a)	$13,494	$12,551	$26,742	$25,592

Tank vessel fleet
Total tank vessel days	6,373	6,266	12,742	12,040
Days worked	5,608	5,415	11,119	10,295
Scheduled drydocking days	95	178	271	361
Net utilization	88%	86%	87%	86%
Average daily rate	$11,334	$11,225	$11,215	$11,072
Total fleet net voyage revenue (a)	$63,561	$60,784	$124,696	$113,986

(a)          Net voyage revenue is equal to voyage revenue less voyage expenses.  The amount of voyage expenses we incur for a particular contract depends on the form of the contract. Therefore, in comparing revenues between reporting periods we use net voyage revenue to improve the comparability of reported revenues that are generated by different forms of contracts.  Since net voyage revenue is a non-GAAP measure, it is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparison below.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Voyage Revenue and Voyage Expenses

Voyage revenue was $83.0 million for the three months ended December 31, 2008, an increase of $2.6 million, or 3.2%, as compared to voyage revenue of $80.4 million for the three months ended December 31, 2007.  Voyage expenses were $19.5 million for the three months ended December 31, 2008, a decrease of $0.1 million, or 0.5%, as compared to voyage expenses of $19.6 million for the three months ended December 31, 2007.

Net voyage revenue

Net voyage revenue was $63.6 million for the three months ended December 31, 2008, which exceeded net voyage revenue of $60.8 million for the three months ended December 31, 2007 by $2.8 million, or 4.6%.  In our coastwise trade, net voyage revenue was $50.1 million for the three months ended December 31, 2008, an increase of $1.9 million, or 3.9%, as compared to $48.2 million for the three months ended December 31, 2007.  Net utilization in our coastwise trade was 91% for the three months ended December 31, 2008 as compared to 89% for the three-month period ended December 31, 2007.  The net voyage revenue increase of $1.9 million for the three months ended December 31, 2008,  was attributable to the delivery of two of our newbuild barges (1) the DBL 77, which began operations in July 2008, and (2) the DBL 76, which began operations in November 2008. Net utilization during the three months ended December 31, 2008 increased as a result of decreased scheduled drydocking days.  Coastwise average daily rates decreased 3.0% to $13,151 for the three months ended December 31, 2008 from $13,556 for the three months ended December 31, 2007. The decrease in coastwise average daily rates is primarily due to a $1.2 million write-down in the carrying value of fuel inventory used to operate our tugboats in the second quarter of fiscal 2009.

Net voyage revenue in our local trade for the three months ended December 31, 2008 increased by $0.9 million, or 7.1%, to $13.5 million from $12.6 million for the three months ended December 31, 2007.  Local net voyage revenue increased by $1.0 million during the three months ended December 31, 2008 due to the increased number of working days for the newbuild barges, DBL 24 and DBL 25, which were delivered in December 2007 and March 2008, respectively. Net utilization in our local trade was 83% for the three months ended December 31, 2008, compared to 81% for the three months ended December 31, 2007. Average daily rates in our local trade increased 10.9% to $7,493 for the three months ended December 31, 2008 from $6,759 for the comparative prior year period as a result of higher spot market rates on certain clean oil vessels due to an earlier winter season than the comparative prior year period as well higher rates on certain newbuild vessels.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $5.2 million for the three months ended December 31, 2008, compared to $3.3 million for the three months ended December 31, 2007.  Of this $1.9 million increase, $1.8 million was attributable to increased towing revenue from the purchase of eight tugboats in June 2008.

Vessel Operating Expenses

Vessel operating expenses were $38.3 million for the three months ended December 31, 2008 compared to $32.4 million for the three months ended December 31, 2007, an increase of $5.9 million. Voyage and vessel operating expenses as a percentage of total revenues were 65.4% for the three months ended December 31, 2008 and 62.2% for the three months ended December 31, 2007.  Vessel labor and related costs for the three months ended December 31, 2008 increased $5.5 million as a result of a contractual labor rate increase reflected in our new two year labor contract with certain of our vessel employees and a higher average number of employees due to the operation of the additional barges and tugboats described under “—Net voyage revenue” and “—Bareboat Charter and Other Revenue” above.  Other vessel operating costs increased $0.4 million for the three months ended December 31, 2008, which was attributable to an increase in vessel insurance premiums of $2.8 million due an increased number of vessels and rate increases, including $2.3 million relating to the additional insurance call described in “—Significant Events” above, and an increase of $0.1 million relating to fuel and other costs. Such increases were partially offset by a decrease of $1.9 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008 and a decrease of $0.4 million for repairs, maintenance, supplies and parts.

Depreciation and Amortization

Depreciation and amortization was $13.8 million for the three months ended December 31, 2008, an increase of $1.7 million, or 14.0%, compared to $12.1 million for the three months ended December 31, 2007.  Of this $1.7 million increase, $0.9 million was attributable to depreciation on newbuilds and purchased vessels during fiscal years 2008 and 2009, and $2.3 million relates to increased drydocking amortization, partially offset by a decrease of $1.6 million due to the change in estimated useful lives of our vessels and salvage values as described under “—Significant Events” above.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the three months ended December 31, 2008, an increase of $0.1 million, or 1.4%, as compared to $7.3 million for the three months ended December 31, 2007.  The $0.1 million increase for the three months ended December 31, 2008 is primarily the result of increased personnel costs resulting from increased annual salaries.  As a percentage of total revenues, general and administrative expenses were 8.4% for the three month period ended December 31, 2008 and 8.7% for the three month period ended December 31, 2007.

Interest Expense, Net

Net interest expense was $5.5 million for the three months ended December 31, 2008, or $0.2 million higher than the $5.3 million incurred in the three months ended December 31, 2007.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels, offset by lower average interest rates.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the three months ended December 31, 2008, our effective tax rate was 3.2% as compared to a rate of 3.0% for the three months ended December 31, 2007.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.  Our effective tax rate for the quarter ended December 31, 2008 was higher than the comparable prior year period primarily due to a discrete item related to unit compensation costs.

Net income

Net income was $3.6 million for the three months ended December 31, 2008; a decrease of $5.4 million compared to net income of $9.0 million for the three months ended December 31, 2007.  This decrease resulted primarily from a $3.0 million decrease in operating income, a $2.3 million decrease in other expense (income), and a $0.2 million increase in interest expense.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Voyage Revenue and Voyage Expenses

Voyage revenue was $167.7 million for the six months ended December 31, 2008; an increase of $18.3 million, or 12.2%, as compared to voyage revenue of $149.4 million for the six months ended December 31, 2007.  Voyage expenses were $43.0 million for the six months ended December 31, 2008, an increase of $7.6 million, or 21.5%, as compared to voyage expenses of $35.4 million for the six months ended December 31, 2007.

Net voyage revenue

Net voyage revenue was $124.7 million for the six months ended December 31, 2008, which exceeded net voyage revenue of $114.0 million for the six months ended December 31, 2007 by $10.7 million, or 9.4%.  In our coastwise trade, net voyage revenue was $98.0 million for the six months ended December 31, 2008, an increase of $9.6 million, or 10.9%, as compared to $88.4 million in the six months ended December 31, 2007.  The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $3.5 million.  Net voyage revenue increased by an additional $6.0 million for the six months ended December 31, 2008 due to an increase in the number of working days for (1) the DBL 77, which began operations in July 2008, (2) the DBL 101, which was in the shipyard for an extended period in fiscal 2008, (3) the DBL 76, which began operations in November 2008, and (4) the Washington, which was placed in service in July 2008.  Net utilization in our coastwise trade was 90% for each of the six-month periods ended December 31, 2008 and 2007.  Average daily rates in the coastwise trade decreased 3.0% to $13,090 for the six months ended December 31, 2008 from $13,497 for the six months ended December 31, 2007. The decrease in coastwise average daily rates in the six months ended December 31, 2008 is primarily due to lower average rates of certain vessels operated in the Gulf of

Mexico as a result of lost time related to Hurricanes Gustav and Ike and a $2.0 million write-down in the carrying value of fuel inventory used to operate our tugboats.

Net voyage revenue in our local trade for the six months ended December 31, 2008 increased by $1.1 million, or 4.3%, to $26.7 million from $25.6 million for the six months ended December 31, 2007.  Local net voyage revenue increased by $2.9 million during the six months ended December 31, 2008 due to the increased number of working days for the newbuild barges DBL 23, DBL 24 and DBL 25, which were delivered in September 2007, December 2007, and March 2008, respectively.  This increase was offset by a decrease in local net voyage revenue of $2.0 million due to the retirement of three single-hull vessels. Net utilization in our local trade was 82% for the six months ended December 31, 2008 as compared to 79% for the six months ended December 31, 2007; this increase was mainly due to fewer scheduled drydocking days.  Average daily rates in our local trade increased 7.7% to $7,355 for the six months ended December 31, 2008 from $6,832 for the comparative prior year due to higher spot market rates on certain clean oil vessels due to an earlier winter season than the comparative prior year period as well higher rates on certain newbuild vessels.

Bareboat Charter and Other Revenue

Bareboat charter and other revenue was $12.1 million for the six months ended December 31, 2008, compared to $6.1 million for the six months ended December 31, 2007.  Of this $6.0 million increase, $4.9 million was attributable to increased revenue from the purchase of eight tugboats in June 2008 and $1.1 million was a result of the Smith Maritime Group acquisition.

Vessel Operating Expenses

Vessel operating expenses were $75.3 million for the six months ended December 31, 2008 compared to $59.9 million for the six months ended December 31, 2007, an increase of $15.4 million.  Voyage and vessel operating expenses as a percentage of total revenues increased to 65.8% for the six months ended December 31, 2008 from 61.3% for the six months ended December 31, 2007.  Vessel labor and related costs for the six months ended December 31, 2008 increased $12.5 million as a result of a contractual labor rate increase reflected in our new two year labor contract with certain of our vessel employees and a higher average number of employees due to the operation of the additional barges and tugboats described under “—Net voyage revenue” and “—Bareboat Charter and Other Revenue” above.  Other vessel operating costs increased $2.9 million for the six months ended December 31, 2008. This increase is primarily comprised of a $1.2 million increase in repairs, maintenance, supplies and parts, a $1.0 million increase in fuel and other costs associated with the purchase of eight additional tug boats in June 2008 and a $3.7 million increase in vessel insurance premiums due to an increased number of vessels and rate increases, including $2.3 million relating to the additional insurance call described in “—Significant Events” above. Such increases were partially offset by a decrease of $3.4 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008.

Depreciation and Amortization

Depreciation and amortization was $26.5 million for the six months ended December 31, 2008, an increase of $4.1 million, or 18.3%, compared to $22.4 million for the six months ended December 31, 2007.  Of this $4.1 million increase, $3.0 million was attributable to depreciation on newbuilds and purchased vessels during fiscal years 2008 and 2009 and $3.7 million relates to increased drydocking amortization, partially offset by a decrease of $3.3 million due to the change in estimated useful lives of our vessels and salvage values as described under “—Significant Events” above.

General and Administrative Expenses

General and administrative expenses were $15.4 million for the six months ended December 31, 2008, an increase of $1.8 million, as compared to general and administrative expenses of $13.6 million for the six months ended December 31, 2007.  The $1.8 million increase for the six months ended December 31, 2008 is primarily the result of increased personnel costs resulting from increased headcount to support our growth and the additional facilities costs of our new offices in Hawaii and Seattle. As a percentage of total revenues, general and administrative expenses decreased to 8.5% for the six months ended December 31, 2008 from 8.7% for the six months ended December 31, 2007.

Interest Expense, Net

Net interest expense was $11.4 million for the six months ended December 31, 2008, or $0.2 million higher than the $11.2 million incurred in the six months ended December 31, 2007.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels, offset by lower average interest rates.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For each of the six month periods ended December 31, 2008 and 2007, our effective tax rate was 3.3%. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

Net Income

Net income was $7.5 million for the six months ended December 31, 2008, a decrease of $7.5 million compared to net income of $15.0 million for the six months ended December 31, 2007.  This decrease resulted primarily from a $5.2 million decrease in operating income, a $2.3 million decrease in other (income) expense and a $0.2 million increase in interest expense, partially offset by a $0.2 million decrease in income taxes.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $34.4 million for the six months ended December 31, 2008; an increase of $8.0 million compared to $26.4 million for the six months ended December 31, 2007.  The increase resulted from a $10.6 million positive impact from changes in assets and liabilities, which was partially offset by increased drydocking payments of $1.9 million and a $0.7 million negative impact from operating results, after adjusting for non-cash expenses such as depreciation and amortization. During the six-month period ended December 31, 2008, our working capital decreased, thereby increasing cash flow, due primarily to a decrease in accounts receivable as a result of improved collections and a decrease in prepaid expenses and other current assets mainly due to the lower cost of the fuel inventory used to power our tugboats. This was offset by a decrease in accounts payable as a result of the timing of payments.

Investing Cash Flows

Net cash used in investing activities totaled $46.2 million for the six months ended December 31, 2008, compared to $212.2 million used during the six months ended December 31, 2007. Tank vessel construction in the six months ended December 31, 2008 aggregated $57.5 million and included progress payments on the construction of one 185,000 articulated tug barge unit, one 100,000-barrel tank barge and two 80,000-barrel tank barges. Capital expenditures of $4.9 million for the six months ended December 31, 2008 included coupling tugboats to our newbuild tank barges.  Proceeds on the sale of vessels in the six months ended December 31, 2008 was $16.2 million, of which $15.5 million related to the sale leaseback agreements. The six months ended December 31, 2007 included the $168.9 million cash portion of the purchase price for the Smith Maritime Group.  Vessel acquisitions for the six months ended December 31, 2007 included $13.8 million to acquire two existing barges and two existing tugs; the seller issued a $3.0 million note on one of the barge purchases, which was paid in November 2007. Tank vessel construction in the six months ended December 31, 2007 aggregated $22.1 million and included progress payments on the construction of three 80,000-barrel tank barges, three new 28,000-barrel tank barges, a new 50,000-barrel tank barge and a new 185,000-barrel articulated tug-barge unit.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, tank renovations of a tank barge and improvements on a newly purchased tug, totaled $6.5 million in the six months ended December 31, 2007.

Financing Cash Flows

Net cash provided by financing activities was $11.3 million for the six months ended December 31, 2008 compared to $186.6 million of net cash provided by financing activities for the six months ended December 31, 2007.  The primary financing activities for the six month period ended December 31, 2008 were $51.6 million in gross proceeds ($49.8 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 2,000,000 new common units in August 2008, $37.2 million in proceeds from the issuance of long-term debt, and the repayment of $37.7 million of credit agreement borrowings with a portion of the equity offering proceeds. We also made $25.0 million in distributions to partners as described under “—Payment of Distributions” below. The primary financing activities for the six month period ended December 31, 2007 were $138.3 million in gross proceeds ($131.9 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 3,500,000 new common units in September 2007, and $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds.  During the six month period ended December 31, 2008 we also increased our credit line borrowings by $83.3 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and paid $18.0 million in distributions to partners as described under “—Payment of Distributions” below.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended June 30, 2008, which was paid on August 14, 2008 to unitholders of record on August 6, 2008.  The board declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended September 30, 2008, which was paid on November 14, 2008 to unitholders of record on November 7, 2008. Additionally, the board declared a quarterly distribution of $0.77 per unit in respect of the quarter ended December 31, 2008, payable on February 16, 2009 to unitholders of record on February 9, 2009.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At December 31, 2008, approximately 79% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

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

The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended December 31,
	2008	2007

Maintenance capital expenditures	$12,158	$10,171
Expansion capital expenditures (including acquisitions)	4,495	188,998
Total capital expenditures	$16,653	$199,169
Construction of tank vessels	$57,533	$22,057

During fiscal 2009, we took delivery of the following newbuild vessels:  in December 2008 and November 2008, we took delivery of two 80,000-barrel tank barge newbuild vessels, the DBL 79 and the DBL 76. During fiscal

2008, we took delivery of the following newbuild vessels: in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23. In total, we have agreements with shipyards for the construction of five additional new tank barges and one articulated tug barge unit as follows:

Vessels	Expected Delivery

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Four 50,000-barrel tank barges	3rd Q fiscal 2010 – 2nd Q fiscal 2011

The above tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $135.0 million, of which $57.8 million has been spent as of December 31, 2008.  We expect to spend approximately $18.0 million during the last two quarters of fiscal 2009 on these contracts. We have an agreement for a long-term charter for the 185,000-barrel unit with a major customer that is expected to commence upon delivery. Additionally, we have agreements to lease two 50,000-barrel tank barges from a shipyard when they are delivered in the third quarter of fiscal 2010 and the third quarter of fiscal 2011.

We periodically evaluate entering into sale leaseback transactions in order to lower the cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale leaseback transactions are often executed with third party financial institutions which are not deemed to be variable interest entities. In general, these sale leaseback transactions result in a reduction of vessels and debt on the balance sheet. Accordingly, sale leaseback transactions will result in reduced depreciation and interest expense and increased vessel rental expense, which we classify as vessel operating expenses.

In December 2008, we sold three barges under sale leaseback agreements with two financial institutions for an aggregate sales price of $34.4 million. The proceeds of the sales were used to make the final payment for construction of one of the vessels, fund a security deposit associated with a lease agreement and refinance debt with operating lease obligations.  Each of the three operating lease agreements gives the charterer the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buy out options after ten years and nine years, respectively.  One lease includes a rent escalation after six years. Gains on the sale of two vessels of $0.9 million and $0.8 million have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms of twelve and ten years. Aggregate rent expense for these three operating lease agreements over their terms is $30.1 million (net of the gain amortization described above), including rent expense of $1.3 million for the year ended June 30, 2009 and $2.6 million per year for each year in the four year period ended June 30, 2013.

Additionally, we intend to retire, retrofit or replace 23 (including two chartered-in) single-hull tank vessels by January 1, 2015, which at December 31, 2008 represented approximately 21% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels totals approximately $38.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

Liquidity Needs

Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders and drydocking expenditures, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels to increase our operating capacity, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit facility, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit agreements, described below, will be sufficient to meet our liquidity needs for the next 12 months.

Credit Agreements

We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations.  On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, we amended and restated our revolving credit agreement to provide for an increase in availability to $175.0 million under the revolving facility, an increase in the term to seven years, and certain other bridge loan financing. Under certain conditions, we have the right to increase the revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million.  On November 7, 2007, we partially exercised this right and increased the facility by $25.0 million to $200.0 million.  The revolving facility is collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $271.0 million The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, (0.44% at December 31, 2008) plus a margin ranging from 0.7% to 1.5% depending on our ratio of Total Funded Debt to EBITDA (as defined in the agreement).  We also incur commitment fees, payable quarterly, on the unused amount for the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA.  As of December 31, 2008, we had $126.4 million outstanding on the revolving facility.

We also maintain a separate $5.0 million revolver with a commercial bank to support our daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balance on this revolver at December 31, 2008 was $2.0 million.

Restrictive Covenants

The agreements governing the credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage and total funded debt to EBITDA (as defined in the agreements). We continuously monitor our debt covenants and when considering future transactions, our decision making process evaluates the impact such transactions will have on our debt covenants.  As of December 31, 2008, we were in compliance with all of our debt covenants.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2008.

Seasonality

See discussion under “—General” above.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The accounting treatment of a particular transaction is governed by generally accepted accounting principles, or GAAP, and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.  The following significant accounting policy may involve a higher degree of judgment.

Goodwill

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed by us at the date of acquisition. Statement of Financial Accounting Standards (“SFAS”)  No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test for impairment during the second quarter (as of October 31) of our fiscal year using a two-step process. The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

We use our business plans and projections as the basis for expected future cash flows. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2008  and the first quarter of fiscal 2009, approved business plans, expected growth rates (which consider both our existing contracts and contracts relating to our new build program vessels), cost of capital and tax rates. We also make certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) an increase in the average daily rate of 4% in 2010 and 3% in 2011,excluding the impact of newbuilds expected to be placed into service in 2010, (2) projected long term growth of 3% for determining terminal value; (3) a tax rate of 35%, which reflects a market participant rather than our tax rate and (4) an average discount rate of 10.5%, representing our weighted average cost of capital (“WACC”). Factors inherent in determining our WACC included our own and peer company data relating to (1) the value of our limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of capitalization; and (3) expected interest costs on debt and debt market conditions. We assessed the reasonableness of our discounted cash flow approach by consideration of current EBITDA multiples for peer companies.

The calculated fair value of the Pacific region reporting unit exceeded its carrying value by $78.1 million as of the measurement date. As of the October 31, 2008 measurement date, the closing price of the Partnership common unit was $17.01 as compared to the book value per unit of $19.78. We do not believe the market is attributing the full value of our long-term contracts. Additionally, the closing price per common unit ranged from $19.79 to $31.41 during the first quarter of fiscal 2009 and although the closing price for a common unit reached a low of $11.25 in November 2008, since early January through February 5, 2009 the closing price per common unit ranged from $16.25 to $19.72. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We based our fair value estimate on assumptions we believe to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of the Pacific region reporting unit, assuming all other assumptions and factors remain constant:

	Change From	Change To	Approximate Impact on Fair Value Increase (Decrease)
Critical Assumption
WACC	10.50%	9.50%	$58.3 million
WACC	10.50%	11.50%	$(44.9 million	)
Average daily rate excluding newbuilds	3.0%-4.0%	2.0%-3.0%	$(19.0 million	)
Long term growth rate	3.00%	2.00%	$(36.2 million	)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

The FASB also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157, when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance.   FSP 157-3 did not have a material impact on our financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No.141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109”Accounting for Income Taxes”, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). This amendment to SFAS 109 had no impact on our consolidated financial statements. We are currently analyzing the impact, if any, of the remaining provisions of SFAS 141(R).

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective as for us as of July 1, 2009. We are currently analyzing the impact, if any, of this standard.

In May 2008, the FASB’s Emerging Issues Task Force issued EITF Issue 07-4 (“EITF 07-4”): “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“MLPs”). EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions. The provisions of EITF 07-4 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-4 shall be applied retrospectively for all financial statements presented for us starting July 1, 2009. We are currently analyzing the impact of this standard.

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

•                  our plans for the retirement, replacement or retrofitting of tank vessels and the expected delivery, and cost, of newbuild or retrofitted vessels;

•                  the integration of acquisitions of tank barges and tugboats, including the timing, cost and effects thereof;

•                  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•                  the adequacy and availability of our insurance and the amount of any capital calls;

•                  expectations regarding litigation;

•                  the likelihood that pipelines will be built to compete with us;

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

•                  the availability of insurance, its cost and any requirements to make additional calls, which could be significant;

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of December 31, 2008 approximately $291.5 million of our long-term debt bore interest at fixed interest rates ranging from 5.51% to 6.81%.  Borrowings under a portion of our credit agreement and certain other term loans, totaling $114.3 million at December 31, 2008, bore interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of December 31, 2008, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.1 million annually.

As of December 31, 2008, we had seven outstanding interest rate swap agreements that expire over the periods from 2012 to 2018, concurrently with the hedged loans.  As of December 31, 2008, the notional amount of the swaps was $252.4 million, we were paying a weighted average fixed rate of 6.03%, and we were receiving a weighted average variable rate of 1.88%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.           Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b)  Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

International efforts to address the current global credit and banking crisis may be unsuccessful in preventing or shortening a global recession. A global recession could reduce the demand for domestic refined petroleum transportation services and result in decreases in daily rates and increases in costs thus adversely affecting our results of operations. Additionally, the availability of financing has been restricted as a result of the worldwide credit crisis, which could limit our ability to finance future operations, fund capital needs, acquire vessels or pursue business opportunities. Further, unfavorable market conditions could reduce the value of our vessels and result in losses from asset and/or goodwill impairments. Any inability to maintain specified financial ratios and satisfy the financial covenants required by our credit facilities could result in defaults. We may also be subject to additional calls from our protection and indemnity insurer which could be substantial.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.         Other Information.

Not applicable.

Item 6.         Exhibits.

Exhibit Number		Description
31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of Terrence P. Gill.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of Terrence P. Gill.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: February 9, 2009			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009			By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal
Financial and Accounting Officer)