Form 10-Q
period 2009-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2009-05-11
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

At May 11, 2009, the number of the issuer’s outstanding common units was 15,743,800.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	June 30,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$219	$1,752
Accounts receivable, net	27,626	42,090
Deferred taxes	1,374	1,184
Prepaid expenses and other current assets	13,073	19,861
Total current assets	42,292	64,887

Vessels and equipment, net	589,121	608,209
Construction in progress	65,044	40,370
Deferred financing costs, net	3,576	3,829
Goodwill	54,300	54,300
Other assets	27,959	26,713
Total assets	$782,292	$798,308

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Current portion of long-term debt	$17,328	$16,754
Accounts payable	21,454	35,335
Accrued expenses and other current liabilities	20,334	19,211
Deferred revenue	12,485	14,219
Total current liabilities	71,601	85,519

Term loans and capital lease obligations	255,744	256,381
Credit line borrowings	139,550	166,071
Other liabilities	23,778	6,707
Deferred taxes	3,994	3,933
Total liabilities	494,667	518,611
Non-controlling interest in equity of joint venture	4,498	4,519

Commitments and contingencies
Partners’ capital	283,127	275,178
Total liabilities and partners’ capital	$782,292	$798,308

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008

Voyage revenue	$74,628	$77,644	$242,302	$227,005
Other revenue	3,810	3,105	15,889	9,181

Total revenues	78,438	80,749	258,191	236,186

Voyage expenses	13,393	20,502	56,371	55,877
Vessel operating expenses	35,271	31,111	110,607	91,002
General and administrative expenses	7,481	7,570	22,845	21,165
Depreciation and amortization	13,420	12,234	39,946	34,638
Net (gain) loss on disposal of vessels	(53)	3	250	(297)
Total operating expenses	69,512	71,420	230,019	202,385

Operating income	8,926	9,329	28,172	33,801

Interest expense, net	4,879	4,892	16,293	16,050
Other expense (income), net	84	271	202	(1,902)

Income before income taxes	3,963	4,166	11,677	19,653

Provision (benefit) for income taxes	55	(159)	312	346
Net income	3,908	4,325	11,365	19,307

Comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes	1,240	(6,912)	(15,595)	(12,248)
Foreign currency translation adjustment	(5)	(27)	(205)	6
Comprehensive income (loss)	5,143	(2,614)	(4,435)	7,065

General partner’s interest in net income	$50	$63	$148	$312

Limited partners’ interest:
Net income	$3,858	$4,262	$11,217	$18,995
Net income per unit - basic	$0.25	$0.31	$0.73	$1.51
- diluted	$0.24	$0.31	$0.72	$1.50
Weighted average units outstanding - basic	15,744	13,714	15,369	12,560
- diluted	15,866	13,819	15,489	12,665

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Limited Partners					Accumulated Other
	Common		Subordinated		General	Comprehensive
	Units	$	Units	$	Partner	Income (Loss)	TOTAL
Balance at June 30, 2008	11,633	$265,861	2,083	$17,381	$(1,879)	$(6,185)	$275,178

Issuance of common units under long-term incentive plan	28	983					983

Issuance of common units, net of transaction costs of $1,795	2,000	49,805					49,805

Conversion of subordinated units to common units	2,083	13,579	(2,083)	(13,579)			—

Fair market value adjustment for interest rate swap, net of tax benefit of $194						(15,595)	(15,595)

Foreign currency translation adjustment						(205)	(205)

Net income		10,208		1,009	148		11,365

Distributions to partners		(29,996)		(4,811)	(3,597)		(38,404)

Balance at March 31, 2009	15,744	$310,440	—	—	$(5,328)	$(21,985)	$283,127

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$11,365	$19,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,494	35,003
Payment of drydocking expenditures	(17,230)	(15,362)
Provision for doubtful accounts	808	171
Deferred income taxes	65	432
Net loss (gain) on disposal of vessels	250	(297)
Unit-based compensation costs	964	865
Gain on settlement of legal proceedings	—	(2,073)
Other	(55)	179
Changes in operating working capital:
Accounts receivable	13,656	(1,022)
Prepaid expenses and other current assets	7,163	(8,526)
Other assets	(1,146)	74
Accounts payable	(10,025)	2,578
Accrued expenses and other current liabilities	1,232	3,247
Deferred revenue	(1,734)	(2,085)
Other liabilities	(363)	—
Net cash provided by operating activities	45,444	32,491

Cash flows from investing activities:
Vessel acquisitions	—	(18,875)
Acquisition of the Smith Maritime Group, net of cash acquired	—	(168,863)
Capital expenditures	(8,140)	(10,198)
Construction of tank vessels	(60,161)	(35,228)
Proceeds from settlement of legal proceedings	—	2,073
Investment in joint venture	—	(1,836)
Proceeds on the sale of vessels	16,184	1,612
Payment received on note receivable	120	—
Net cash used in investing activities	(51,997)	(231,315)

Cash flows from financing activities:
Payments on credit line borrowings	(200,970)	(145,634)
Proceeds of credit line borrowings	174,449	243,551
Gross proceeds from equity offering	51,600	138,250
Proceeds from issuance of long-term debt	37,188	125,425
Payments on term loans and capital lease obligations	(16,610)	(126,265)
Financing costs paid – equity issuance	(1,795)	(6,234)
– debt issuance	(438)	(1,905)
Distributions to partners	(38,404)	(28,976)
Net cash provided by financing activities	5,020	198,212
Cash and cash equivalents:
Net decrease	(1,533)	(612)
Balance at beginning of the period	1,752	912

Balance at end of the period	$219	$300
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,203	$16,597
Income taxes	$46	$373

Supplemental disclosure of non-cash investing and financing activities:

Sale of vessel for note receivable	$1,458

Use of proceeds of sale leaseback disbursed directly by purchaser:
Refinance of term loans with operating lease agreements	$18,246
Lease security deposit	$609

Acquisition of the Smith Maritime Group:
Value of common units issued to sellers		$11,298
Debt assumed		$23,511

Purchase of vessel with note payable		$3,000

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.                                    The Partnership

K-Sea Transportation Partners L.P. (the “Partnership”) provides marine transportation, distribution, and logistics services for refined petroleum products in the United States.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  The subordination period ended in February 2009 when the Partnership met certain financial tests described in its partnership agreement. At that time all the remaining subordinated units converted into common units on a one-for-one basis. The common units are no longer entitled to arrearages.

The Partnership’s general partner, K-Sea General Partner L.P., held 202,447 general partner units, representing a 1.27% general partner interest in the Partnership as of March 31, 2009, as well as certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution and certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the partnership agreement.  Distributions on limited partner units were $0.77 per unit and $2.31 per unit during the three and nine months ended March 31, 2009, respectively, and were $0.74 per unit and $2.16 per unit during the three and nine months ended March 31, 2008, respectively.  Additional contributions to the Partnership by the general partner to maintain its general partner interest upon issuance of new common units are not mandatory.

On April 30, 2009, the board of directors of K-Sea General Partner GP LLC (the general partner of the general partner)  approved the issuance of 49,775 common units to the general partner (with an assumed value of $25 each) in lieu of $1,244 in cash distributions. Any proposal to issue common units to the general partner in lieu of a future cash distribution will be considered by the board of the directors of K-Sea General Partner GP LLC and its conflicts committee at the time such future distribution is considered.

 In the opinion of management, the unaudited interim consolidated financial statements included in this report as of March 31, 2009, and for the three and nine-month periods ended March 31, 2009 and 2008, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “Form 10-K”).  The June 30, 2008 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K.

2.                                      Changes in Accounting Estimates

In assessing the appropriateness of the useful lives and salvage values of its vessels, the Partnership considered the recent growth in the fleet and changes in its composition. The Partnership concluded, based on its accumulated data on useful lives and the planned future use of its vessels, as well as a review of industry data, that its assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $1,587 and $1,567, respectively, and net income per fully diluted limited partner unit by $0.09, for the three months ended March 31, 2009 and increased operating income and net income by $4,887 and $4,826, respectively, and net income per fully diluted limited partner unit by $0.30, for the nine months ended March 31, 2009.

For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”). OPA 90 requires that the 21

(including one chartered-in) single-hull vessels operated by the Partnership as of March 31, 2009, representing approximately 20% of total barrel-carrying capacity, be retired or retrofitted to double-hull by January 1, 2015.

Vessels and equipment are recorded at cost, including capitalized interest where appropriate, and depreciated to estimated salvage value using the straight-line method over the estimated useful lives of the individual assets.

3.                                      Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership’s long-term incentive plan.  For diluted net income per unit, the weighted average units outstanding were increased by 122,000 and 105,000 for the three months ended March 31, 2009 and 2008, respectively, and 120,000 and 105,000 for the nine months ended March 31, 2009 and 2008, respectively, due to the dilutive effect of the restricted units.

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

As described in note 1 above, the general partner’s incentive distribution rights also entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.55 per unit.  Under EITF 03-6, the impact of these increasing percentages is reflected in the calculation of the general partner’s interest in quarterly net income when such net income exceeds $0.55 per unit.

4.                                      Acquisition of the Smith Maritime Group

On August 14, 2007, the Partnership, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd., Go Big Chartering, LLC  and Sirius Maritime, LLC (collectively, the “Smith Maritime Group”).  This transaction is part of the Partnership’s business strategy to expand its fleet through strategic and accretive acquisitions.  The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States.  The aggregate purchase price was $203,690.  As further described in note 7 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving credit agreement and a bridge loan.

Under the purchase method of accounting, the Partnership has included the Smith Maritime Group’s results of operations from August 14, 2007, the acquisition date, through March 31, 2009.  The aggregate recorded purchase price of $203,690 consisted of $168,881 of cash, including $1,496 of direct expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement.  The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values.  The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives.  The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which is reviewed annually for impairment as further described in note 5 below.  Such purchase price was in excess of the net assets acquired because the Partnership believes that the cash flows generated from the acquired business will be accretive.  The Partnership’s allocation of the purchase price is as follows:

Current assets	$8,229
Vessels and equipment, net	158,660
Intangible assets	20,115
Goodwill	37,915
Other assets	9
224,928
Liabilities and capital lease obligations	21,238
Total purchase price	$203,690

The identifiable intangible assets purchased in the acquisition include customer relationships valued at $17,400, which are being amortized over 20 years, and covenants not to compete valued at $100, which are being amortized over 3 years.  Amortization expense for the customer relationships and the covenant not to compete were $218 and $8, respectively, for the three months ended March 31, 2009 and $653 and $25, respectively, for the nine months ended March 31, 2009. Amortization expense for the customer relationships and the covenant not to compete were $218 and $8, respectively, for the three months ended March 31, 2008 and $508 and $19, respectively, for the nine months ended March 31, 2008. The annual amortization expense for the identifiable intangibles is currently estimated at $903.  The amount of goodwill that is deductible for tax purposes over fifteen years is $24,415.

The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date.  Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture newly-formed to own and charter the tank barge. The joint venture is a single asset leasing entity, which is considered a variable interest entity (“VIE”). The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease (bareboat charter agreement). The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making over the asset for substantially all of its useful life and consequently greater economic interest. As a result,  the Partnership is deemed the primary beneficiary of the VIE requiring consolidation of the VIE in the accompanying financial statements.  As a result, the consolidated balance sheet reflects $4,498 for the non-controlling interest in this joint venture at March 31, 2009.  Other income (expense) for the three and nine months ended March 31, 2009 includes an allocation of $93 and $222, respectively, for the non-controlling interest’s portion of the joint venture’s net income. At March 31, 2009 and June 30, 2008 the tank barge had a carrying value of $11,381 and $11,737, respectively. The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge. Borrowings outstanding on this term loan at March 31, 2009 and June 30, 2008 were $2,395 and $2,830, respectively.

Pro Forma Financial Information

The unaudited pro forma financial information for the nine months ended March 31, 2008, included in the table below, combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period from July 1, 2007 through the August 14, 2007 acquisition, as though the acquisition had been completed on July 1, 2007. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place on July 1, 2007.

For the Nine Months Ended March 31, 2008
(unaudited)

Revenues	$242,524
Net income	$21,275
Basic net income per limited partner unit	$1.53
Fully diluted net income per limited partner unit	$1.52

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

 The Partnership used its business plans and projections as the basis for expected future cash flows for purposes of the annual impairment test as of October 31, 2008. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2008 and the first quarter of fiscal 2009, approved business plans, expected growth rates (which consider both existing contracts and contracts relating to the Partnership’s newbuild program vessels), cost of capital and tax rates. The Partnership also makes certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) an increase in the average daily rate of 4% in 2010 and 3% in 2011, excluding the impact of newbuilds expected to be placed into service in 2010, (2) projected long term growth of 3% for determining terminal value; (3) a tax rate of 35%, which reflects a market participant rather than the Partnership’s tax rate, and (4) an average discount rate of 10.5%, representing the Partnership’s weighted average cost of capital (“WACC”). Factors inherent in determining the Partnership’s WACC included the Partnership’s own and peer company data relating to (1) the value of the Partnership’s limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

The calculated fair value of the Pacific region reporting unit, which has been updated, exceeded its carrying value by $26,042 as of the measurement date. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Partnership based its fair value estimate on assumptions it believes to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

6.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	March 31, 2009	June 30, 2008

Vessels	$746,890	$739,153
Pier and office equipment	6,299	5,967
	753,189	745,120

Less accumulated depreciation and amortization	(164,068)	(136,911)
Vessels and equipment, net	$589,121	$608,209

Construction in progress	$65,044	$40,370

Depreciation and amortization of vessels and equipment was $12,686 and $11,499 for the three months ended March 31, 2009 and 2008, respectively. Depreciation and amortization of vessels and equipment was $37,740 and $32,581 for the nine months ended March 31, 2009 and 2008, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended March 31, 2009 of $4,837 and $14,415, respectively, and $3,110 and $9,005 for the three and nine months ended March 31, 2008, respectively.

During fiscal year 2009, the Partnership took delivery of the following newbuild vessels: two 80,000-barrel tank barges, the DBL 79 and the DBL 76, in December 2008 and November 2008, respectively. During fiscal 2008, the Partnership took delivery of the following newbuild vessels: in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23.   In April 2009, the Partnership terminated a contract for the construction of four 50,000-barrel tank barges, as further described in note 10 below. In total, the Partnership has agreements with shipyards for the construction of one articulated tug barge unit and one 100,000-barrel tank barge, and the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

Construction in progress at March 31, 2009 primarily relates to costs incurred for the articulated tug barge unit and the 100,000-barrel tank barge described above.

In December 2008, the Partnership sold three barges under sale leaseback agreements with two financial institutions for an aggregate sales price of $34,397. Approximately $18,855 of sales proceeds were disbursed directly by the purchasers to fund a security deposit associated with a lease agreement and refinance debt with operating lease obligations. Such activities are shown as non-cash investing and financing activities in the statements of cash flows.  Additionally $10,153 was disbursed to make the final payment for construction of one of the vessels and the remainder was used to repay borrowings under credit agreements. Each of the three operating lease agreements gives the charterer the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buyout options after ten years and nine years, respectively.  One lease includes a rent escalation after six years. Gains on the sale of two vessels of $863 and $812 have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms of twelve and ten years. Aggregate rent expense for these three operating lease agreements over their terms is $30,412 (net of the gain amortization described above), including rent expense of $1,301 for the year ended June 30, 2009 and $2,601 per year for each year in the four year period ended June 30, 2013.

During the third quarter financial reporting process the Partnership identified an accounting adjustment related to the December 31, 2008 carrying value of one of its fixed assets. The impact is a reduction to the prior quarter’s net income of $274 which is not considered material. The prior quarter’s adjustment has been reflected in the current quarter’s net income as described below.

In January 2009, the Partnership sold a single hull barge for a $1,458 note from the purchaser, which is payable in monthly installments ending in April 2010. The $532 current and $806 non-current portions of the note receivable are included in prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheet at March 31, 2009. The Partnership recognized a loss on the sale of $274.

7.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	March 31, 2009	June 30, 2008

Term loans and capital lease obligations	$273,072	$273,135
Credit line borrowings	139,550	166,071

	412,622	439,206
Less current portion	(17,328)	(16,754)
	$395,294	$422,452

Credit Agreements

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  On August 14, 2007, in connection with the acquisition described above in note 4, the Partnership amended and restated its revolving credit agreement to provide for an increase in availability to $175,000, an increase in the term to seven years, and certain other bridge loan financing.  Under certain conditions, the Partnership has the right to increase the revolving facility by up to $75,000, to a maximum total facility amount of $250,000.  On November 7, 2007, the Partnership partially exercised this right and increased the facility by $25,000 to $200,000.  The revolving facility is collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $256,000.   The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR, (0.50% at March 31, 2009) plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of Total Funded Debt to EBITDA (EBITDA as defined in the agreement).  The Partnership also incurs commitment fees, payable quarterly, on the unused amount for the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. As of March 31, 2009, the Partnership had $134,550 outstanding on the revolving facility.

The Partnership also has a separate $5,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balance on this revolver at March 31, 2009 was $5,000.

ATB Agreement

In June 2008, the Partnership entered into a credit agreement (the “ATB Agreement”) with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57,600.  Obligations under the ATB Agreement are collateralized during the construction period by an assignment of the Partnership’s rights under the construction contract with the related shipyard and, after delivery, by a first preferred mortgage interest in the tug-barge unit.  Interest is payable quarterly at the applicable LIBOR rate plus a margin ranging from 1.05% to 1.85% based upon the Partnership’s ratio of Total Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the agreement.  The outstanding balances on this credit agreement at March 31, 2009 and June 30, 2008 were $41,769 and $10,381, respectively.

Term Loan

On October 8, 2008, the Partnership entered into a loan agreement with a financial institution to borrow $5,800, for which it pledged two tug boats as collateral. The proceeds of the loan were used to repay indebtedness under the Partnership’s revolving credit agreement. This loan bears interest at a fixed rate of 5.85% per annum. This loan is repayable by one payment of interest only covering the period from the closing date through October 31, 2008, which was paid on November 1, 2008, and 84 monthly installments of $56 commencing December 1, 2008, with the remaining principal balance of $2,900, together with interest,  due on November 1, 2015.

Restrictive Covenants

The agreements governing the credit agreement and the Partnership’s term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of fixed charge coverage of at least 1.85 to 1.00 and Total Funded Debt to EBITDA (EBITDA as defined in the agreements) of no greater than 4.00 to 1.00 through June 30, 2009 and of no greater than 3.75 to 1.00 thereafter. The Partnership continuously monitors its debt covenants and when considering future transactions, the Partnership’s decision making process evaluates the impact such transactions will have on its debt covenants.  As of March 31, 2009 and June 30, 2008, the Partnership was in compliance with all of its debt covenants.

Based on current expectations regarding the Partnership’s business, in order to maintain compliance with the Partnership’s required ratio of total funded debt to EBITDA, management may need to take action to enhance cash generation and/or reduce debt, which may include entering into additional sale leaseback transactions, refinancing existing indebtedness, selling assets, issuing additional common units or pursuing other financing alternatives, some of which are currently in progress. Should the Partnership be unsuccessful in taking these actions or in obtaining waivers of financial covenants during the next twelve months, the Partnership may be in breach of its covenant to maintain a minimum ratio of total funded debt to EBITDA. Management intends to comply with this financial covenant as well as any other financial covenant contained in any agreement governing the Partnership’s indebtedness. The Partnership’s failure to comply with its financial covenants could result in an event of default.  If a default were to occur and the Partnership were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable, which would have a material adverse effect on the Partnership’s business and financial condition.

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

8.                                      Derivative Financial Instruments

The Partnership is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are used to manage interest rate risk associated with the Partnership’s floating-rate borrowings. FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with SFAS 133, the Partnership designates interest rate swaps as cash flow hedges of the interest payments for its floating-rate borrowings. The Partnership uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue G9, Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge, and the methodology prescribed by Derivative Implementation Group Issue G7, Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, to account for interest rate contracts.

As of March 31, 2009, the total notional amount of the Partnership’s seven receive-variable/pay-fixed interest rate swaps was $250,685.   Interest and principal payments for debt hedged by one interest rate contract with a notional amount of $57,600 commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 1.05% to 1.85%. The remaining six interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.51% to 6.81%, with a weighted average rate of 6.03%. Interest rate swaps having a notional amount of $145,835 at March 31, 2009, decrease as principal payments on the respective debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below:

Fair Values of Derivative Instruments

	Liability Derivatives
	March 31, 2009		June 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Other liabilities	$22,496	Other liabilities	$6,707

Total derivatives designated as hedging instruments under SFAS 133		$22,496		$6,707

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended

March 31, 2009 and 2008

Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI* into Income (Effective Portion)
OCI* into Income	For the Three Months Ended
(Effective Portion)	March 31, 2009	March 31, 2008

Interest expense	$(1,987)	$(454)

	$(1,987)	$(454)

*- OCI is defined as other comprehensive income in accordance with SFAS 130

The Effect of Derivative Instruments on the Statement of Operations for the Nine Months Ended

March 31, 2009 and 2008

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS	For the Nine Months Ended		OCI into Income	For the Nine Months Ended
133 Cash Flow Hedging Relationships	March 31, 2009	March 31, 2008	(Effective Portion)	March 31, 2009	March 31, 2008

Interest rate contracts	$(15,789)	$(12,403)	Interest expense	$(4,004)	$(461)

Total	$(15,789)	$(12,403)		$(4,004)	$(461)

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income. The estimated amount of the existing losses at March 31, 2009 that are expected to be reclassified into earnings within the next 12 months is $8,081.

The Partnership does not obtain collateral or other security to support financial instruments subject to credit risk. The Partnership monitors the credit risk of our counterparties and enters into agreements only with established banking institutions. The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.

9.                                      Fair Value Measurements

Effective July 1, 2008, the Partnership adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which was issued by the Financial Accounting Standards Board (“FASB”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The levels of the fair value hierarchy established by SFAS 157 are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009. This amount includes fair value adjustments relating to our own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$22,496	$—

Our interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

10.                               Commitments and Contingencies

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and one 100,000-barrel tank barge. The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges. In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement. The Partnership is exercising all of its respective rights and remedies set forth in the agreement including demanding the immediate reimbursement of all sums paid by the Partnership, to the shipyard, which as of March 31, 2009 total $1,000.

The Partnership has lease agreements for the use of two 50,000-barrel tank barges with expected delivery dates for such tank barges in the third quarter of fiscal year 2010 and the third quarter of fiscal year 2011.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is also subject to deductibles with respect to its insurance coverage that range from $25 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $8,026 and $8,801 at March 31, 2009 and June 30, 2008 respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Insurance claims payable at March 31, 2009 and June 30, 2008 totaled $8,164 and $7,594, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

In December 2008, the Partnership received an additional call from its mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.   Although such additional calls are uncommon, the Partnership’s insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.   The additional calls, which were based upon the information available in mid-November 2008, totaled $3,377.  The call for the first policy year was paid in February 2009. The remaining calls are scheduled for payment in August 2009 for the second policy year and January 2010 and August 2010 for the last policy year.  The Partnership’s insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary.  The Partnership received updated information from its insurance carrier reflecting improved investment returns and underwriting results.  Based on the information provided, the Partnership’s financial statements reflect additional insurance expense, included in vessel operating expenses, of $127 and $2,470 for the three and nine months ended March 31, 2009.  Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

11.                               Major Customers

Two customers accounted for 22% and 12% of consolidated revenues for the three months ended March 31, 2009 and 20% and 11% of consolidated revenues for the nine months ended March 31, 2009. Three customers accounted for 16%, 12% and 12% of consolidated revenues for the three months ended March 31, 2008 and 15%, 12% and 10% of consolidated revenues for the nine months ended March 31, 2008.

12.                               New Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the method of applying the purchase method in a number of significant aspects. SFAS 141(R) is effective on a prospective basis for all business combinations for which the  acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,”  such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). This amendment to SFAS 109 had no impact on the Partnership’s consolidated financial statements. The Partnership is currently analyzing the impact, if any, of the remaining provisions of SFAS 141(R).

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

In  March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Partnership adopted FAS 161 effective January 1, 2009 and included the required disclosures in the notes to the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective for  the Partnership as of July 1, 2009. The Partnership is currently analyzing the impact, if any, of this standard.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1”Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 28, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 requires prior period EPS data presented to be adjusted retrospectively to conform to its provisions. The Partnership is currently analyzing the impact of this standard.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8: “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46 (R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,”  to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, FSP FAS 140-4 and FIN 46(R)-8  require certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  FSP FAS 140-4 and FIN 46(R)-8 are effective beginning the first reporting period (interim or annual) ending after December 15, 2008. The Partnership adopted this FSP effective January 1, 2009 and included the required disclosures in the notes to the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,”  to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership will adopt FSP FAS 107-1 and APB 28-1 effective July 1, 2009.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States.  We currently operate a fleet of 73 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.3 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of March 31, 2009, approximately 80% of our barrel-carrying capacity was double-hulled, and we are permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum products in U.S. waters. All of our tank vessels except two operate under the U.S. flag, and all but three are qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Change in Accounting Estimates

In assessing the appropriateness of the useful lives and salvage values of our vessels, we considered the recent growth in the fleet and changes in its composition. We concluded, based on our accumulated data on useful lives and the planned future use of our vessels, as well as a review of industry data, that our assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, we prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased both operating income and net income by $1.6 million and net income per fully diluted limited partner unit by $0.09 for the three months ended March 31, 2009 and increased operating income and net income by $4.9 million and $4.8 million, respectively, and net income per fully diluted limited partner unit by $0.30 for the nine months ended March 31, 2009.

Insurance Call

In December 2008, we received an additional call from our mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.   Although such additional calls are uncommon, our insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.   The additional calls, which were based upon the information available in mid-November 2008, totaled approximately $3.4 million.  The call for the first policy year was paid in February 2009. The remaining calls are scheduled for payment in August 2009 for the second policy year and January 2010 and August 2010 for the last policy year.  Our insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary.  We received updated information from our insurance carrier reflecting improved investment returns and underwriting results.  Based on the information provided, our financial statements reflect additional insurance expense, included in vessel operating expenses, of approximately $0.1 million and $2.5 million for the three and nine months ended March 31, 2009.  Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Voyage revenue	$74,628	$77,644	$242,302	$227,005
Other revenue	3,810	3,105	15,889	9,181
Total revenues	78,438	80,749	258,191	236,186
Voyage expenses	13,393	20,502	56,371	55,877
Vessel operating expenses	35,271	31,111	110,607	91,002
% of voyage and vessel operating expenses to total revenue	62.0%	63.9%	64.7%	62.2%
General and administrative expenses	7,481	7,570	22,845	21,165
% of total revenue	9.5%	9.4%	8.8%	9.0%
Depreciation and amortization	13,420	12,234	39,946	34,638
Net (gain) loss on disposal of vessels	(53)	3	250	(297)
Operating income	8,926	9,329	28,172	33,801
% of total revenue	11.4%	11.6%	10.9%	14.3%
Interest expense, net	4,879	4,892	16,293	16,050
Other expense (income), net	84	271	202	(1,902)
Income before income taxes	3,963	4,166	11,677	19,653
Provision (benefit) for income taxes	55	(159)	312	346
Net income	$3,908	$4,325	$11,365	$19,307

Net voyage revenue by trade
Coastwise
Total tank vessel days	4,042	3,913	12,352	11,190
Days worked	3,449	3,201	10,932	9,750
Scheduled drydocking days	128	266	268	588
Net utilization	85%	82%	89%	87%
Average daily rate	$13,865	$13,784	$13,335	$13,591
Total coastwise net voyage revenue (a)	$47,819	$44,122	$145,774	$132,516
Local
Total tank vessel days	2,070	2,245	6,502	7,008
Days worked	1,663	1,812	5,299	5,558
Scheduled drydocking days	65	54	196	93
Net utilization	80%	81%	81%	79%
Average daily rate	$8,067	$7,185	$7,578	$6,947
Total local net voyage revenue (a)	$13,416	$13,020	$40,157	$38,612

Tank vessel fleet
Total tank vessel days	6,112	6,158	18,854	18,198
Days worked	5,112	5,013	16,231	15,308
Scheduled drydocking days	193	320	464	681
Net utilization	84%	81%	86%	84%
Average daily rate	$11,979	$11,399	$11,455	$11,179
Total fleet net voyage revenue (a)	$61,235	$57,142	$185,931	$171,128

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Voyage Revenue and Voyage Expenses

Voyage revenue was $74.6 million for the three months ended March 31, 2009 a decrease of $3.0 million, or 3.9%, as compared to voyage revenue of $77.6 million for the three months ended March 31, 2008.  Voyage expenses were $13.4 million for the three months ended March 31, 2009 a decrease of $7.1 million, or 34.6%, as compared to voyage expenses of $20.5 million for the three months ended March 31, 2008. The decrease in voyage expenses primarily relates to the decrease in the price of fuel.

Net voyage revenue

Net voyage revenue was $61.2 million for the three months ended March 31, 2009, which exceeded net voyage revenue of $57.1 million for the three months ended March 31, 2008 by $4.1 million, or 7.2%.  In our coastwise trade, net voyage revenue was $47.8 million for the three months ended March 31, 2009, an increase of $3.7 million, or 8.4%, as compared to $44.1 million for the three months ended March 31, 2008.  Net utilization in our coastwise trade was 85% for the three months ended March 31, 2009 as compared to 82% for the three months ended March 31, 2008. The net voyage revenue increase in our coastwise trade of $3.7 million for the three months ended March  31, 2009 is due to an increase of $5.2 million relating to an increase in the number of working days due to (1) the delivery of two of our newbuild barges, the DBL 77, which began operations in July 2008,  and the DBL 76, which began operations in November 2008, and (2) additional days worked by the DBL 105, DBL 155 and the Cascades, which were in the shipyard for an aggregate 158 days during the three months ended March 31, 2008. This increase was offset by a decrease of $0.5 million for the DBL 102, which was in the shipyard during the three months ended March 31, 2009, and a decrease of $1.0 million relating to the sale of a barge.  Net utilization during the three months ended March 31, 2009 increased as a result of decreased scheduled drydocking days.  Coastwise average daily rates increased 0.6% to $13,865 for the three months ended March 31, 2009 from $13,784 for the three months ended March 31, 2008 mainly as a result of annual rate increases.

Net voyage revenue in our local trade for the three months ended March 31, 2009 increased by $0.4 million, or 3.1%, to $13.4 million from $13.0 million for the three months ended March 31, 2008.  The increase in net voyage revenue for the three months ended March 31, 2009 in our local trade is primarily due to a $0.7 million increase relating to the increased number of working days for one newbuild barge, the DBL 25, which began operations in April 2008, an increase of $0.5 million for a vessel operating at a higher rate as a result of significant ice charges and an increase of $0.4 million for a vessel that  was moved from performing operational support activities in our waste treatment facility during the three months ended March 31, 2008 to the spot bunker market in the three months ended March 31, 2009. These increases were partially offset by a decrease of $1.1 million relating to the sale of two of our single hull vessels, in May and July 2008. Net utilization in our local trade was 80% for the three months ended March 31, 2009, compared to 81% for the three months ended March 31, 2008. Average daily rates in our local trade increased to $8,067 for the three months ended March 31, 2009 from $7,185 for the three months ended March 31, 2008 as a result of higher rates on certain clean oil vessels due to a colder winter as compared to the prior year period.

Other Revenue

 Other revenue was $3.8 million for the three months ended March 31, 2009 as compared to $3.1 million for the three months ended March 31, 2008.  The increase of $0.7 million was mainly attributable to increased towing revenue from the purchase of eight tugboats in June 2008.

Vessel Operating Expenses

Vessel operating expenses were $35.3 million for the three months ended March 31, 2009 as compared to $31.1 million for the three months ended March 31, 2008, an increase of $4.2 million. Voyage and vessel operating expenses as a percentage of total revenues was 62.0% for the three months ended March 31, 2009 compared to 63.9% for the three months ended March 31, 2008.  Vessel labor and related costs for the three months ended March 31, 2009 increased $3.5 million as a result of a contractual labor rate increase reflected in our new two year labor contract with certain of our vessel employees and a higher average number of employees due to the operation of the additional barges and tugboats described under “—Net voyage revenue” and “— Other Revenue” above.  Other vessel operating costs increased $0.7 million for the three months ended March 31, 2009. The increase was attributable to an increase in vessel insurance premiums of $0.7 million due an increased number of vessels and rate increases, an increase of $0.7 million for repairs, maintenance, supplies and parts, an increase of $0.6 million relating to bad debt expense primarily as a result of the resolution of an arbitration proceeding, and an increase of

$0.4 million in outside charter fees primarily due to certain sale leaseback agreements entered into in December 2008. Such increases were partially offset by a decrease of $1.8 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008.

Depreciation and Amortization

Depreciation and amortization was $13.4 million for the three months ended March 31, 2009, an increase of $1.2 million, or 9.8%, as compared to $12.2 million for the three months ended March 31, 2008.  Of this $1.2 million increase, $0.8 million was attributable to depreciation on our newbuilds placed in service and vessels purchased during fiscal years 2008 and 2009 and $1.7 million relates to increased drydocking amortization. These increases were partially offset by a decrease of $1.6 million due to the change in estimated useful lives of our vessels and salvage values as described under “—Significant Events” above.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended March 31, 2009, a decrease of $0.1 million, or 1.3%, as compared to general and administrative expenses of $7.6 million for the three months ended March 31, 2008.  As a percentage of total revenues, general and administrative expenses were 9.5% for the three month periods ended March 31, 2009 and 9.4% for the three months ended March 31, 2008.  The $0.1 million decrease is a result of a $0.4 million decrease in professional fees and travel related expenses, offset by a $0.3 million increase in personnel costs resulting mainly from increased annual salaries and headcount.

Interest Expense, Net

Net interest expense was $4.9 million for the three months ended March 31, 2009 and March 31, 2008.  Net interest expense remained constant for the three months ended March 31, 2009 and 2008 because of higher average debt balances, offset by lower variable interest rates for the three months ended March 31, 2009.

Provision for Income Taxes

Our interim provision (benefit) for income taxes are based on our estimated annual effective tax rate.  For the three months ended March 31, 2009, our effective tax rate was a 1.4% tax provision as compared to a 3.8% tax benefit for the three months ended March 31, 2008.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries. Our effective tax rate for the three months ended March 31, 2009 was higher than the effective tax rate for the three months ended March 31, 2008 primarily due to adjustments made in the fiscal 2008 period to the estimated tax liabilities for certain foreign jurisdictions based on actual returns as filed.

Net Income

Net income was $3.9 million for the three months ended March 31, 2009, a decrease of $0.4 million compared to net income of $4.3 million for the three months ended March 31, 2008.  This decrease resulted primarily from a $0.4 million decrease in operating income and a $0.2 million increase in provision for income taxes, partially offset by a $0.2 million decrease in other income (expense).

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Voyage Revenue and Voyage Expenses

Voyage revenue was $242.3 million for the nine months ended March 31, 2009, an increase of $15.3 million, or 6.7%, as compared to voyage revenue of $227.0 million for the nine months ended March 31, 2008.  Voyage expenses were $56.4 million for the nine months ended March 31, 2009, a decrease of $0.5 million, or 0.9%, as compared to voyage expenses of $55.9 million for the nine months ended March 31, 2008.

Net voyage revenue

Net voyage revenue was $185.9 million for the nine months ended March 31, 2009, which exceeded net voyage revenue of $171.1 million for the nine months ended March 31, 2008 by $14.8 million, or 8.6%.  In our coastwise trade, net voyage revenue was $145.8 million for the nine months ended March 31, 2009, an increase of

$13.3 million, or 10.0%, as compared to $132.5 million in the nine months ended March 31, 2008.  The net voyage revenue increase in our coastwise trade of $13.3 million for the nine months ended March 31, 2009 is due to an increase of $13.1 million relating to an increase in the number of working days for (1) the DBL 77, which began operations in July 2008, (2) the DBL 101, the DBL 105 and the DBL 53, which were in the shipyard for extended periods in fiscal 2008, (3) the DBL 76, which began operations in November 2008, (4) the DBL 79, which began operations in January 2009, and (5) the Washington, which was placed in service in July 2008. Additionally, the inclusion for the nine months ended March 31, 2009 of the vessels acquired in the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $3.1 million. These increases were partially offset by a decrease of $0.9 million for the DBL 102, which was in the shipyard during the nine months ended March 31, 2009, a decrease of $0.9 million relating to a barge that was sold and a decrease of $1.1 million relating to a barge which worked in the spot market in the nine months ended March 31, 2009 as compared to being on a time charter for the nine months ended March 31, 2008.  Net utilization in our coastwise trade was 89% for the nine months ended March 31, 2009 compared to 87% for the nine months  ended March 31, 2008.    Average daily rates in the coastwise trade decreased 1.9% to $13,335 for the nine months ended March 31, 2009 from $13,591 for the nine months ended March 31, 2008. The decrease in coastwise average daily rates is primarily due to lower average rates of certain vessels operated in the Gulf of Mexico as a result of Hurricanes Gustav and Ike and a $2.0 million write-down in the carrying value of fuel inventory used to operate our tugboats in the nine months ended March 31, 2009.

Net voyage revenue in our local trade for the nine months ended March 31, 2009 increased by $1.6 million, or 4.1%, to $40.2 million from $38.6 million for the nine months ended March 31, 2008. Local net voyage revenue increased by $3.5 million during the nine months ended March 31, 2009 due to the increased number of working days for the newbuild barges DBL 23, DBL 24 and DBL 25, which were delivered in September 2007, December 2007, and March 2008, respectively.  Additionally, local net voyage revenue increased by $2.2 million due to the stronger utilization and higher rates for a vessel as the result of the sale of one of our single hull vessels and a vessel that was moved from performing operational support activities for our waste water treatment facility during the nine months ended March 31, 2008 to the spot bunker market in the nine months ended March 31, 2009. The $5.7 million increase was partially offset by a decrease in local net voyage revenue of $4.1 million due to the retirement of three single-hull vessels. Net utilization in our local trade was 81% for the nine months ended March 31, 2009 compared to 79% for the nine months ended March 31, 2008. Average daily rates in our local trade increased 9.1% to $7,578 for the nine months ended March 31, 2009 from $6,947 for the nine months ended March 31, 2008 due to higher rates on certain clean oil vessels due to a colder winter as compared to the nine months ended March 31, 2008 and higher rates on certain newbuild vessels.

Other Revenue

Other revenue was $15.9 million for the nine months ended March 31, 2009, compared to $9.2 million for the nine months ended March 31, 2008.  Of this $6.7 million increase, $5.0 million was attributable to increased revenue from the purchase of eight tugboats in June 2008 and $1.4 million was a result of the Smith Maritime Group acquisition.

Vessel Operating Expenses

Vessel operating expenses were $110.6 million for the nine months ended March 31, 2009 compared to $91.0 million for the nine months ended March 31, 2008, an increase of $19.6 million.  Voyage and vessel operating expenses as a percentage of total revenues increased to 64.7% for the nine months ended March 31, 2009 from 62.2% for the nine months ended March 31, 2008. Vessel labor and related costs for the nine months ended March 31, 2009 increased $16.0 million as a result of a contractual labor rate increase reflected in our new two year labor contract with certain of our vessel employees and a higher average number of employees due to the operation of the additional barges and tugboats described under “—Net voyage revenue” and “— Other Revenue” above.  Other vessel operating costs increased $3.6 million for the nine months ended March 31, 2009. The increase was attributable to an increase in vessel insurance premiums of $4.4 million due an increased number of vessels and rate increases, including $2.5 million relating to the additional call described in “—Significant Events” above, an increase of $2.2 million for repairs, maintenance, supplies and parts,  an increase of $0.6 million relating to bad debt expense primarily as a result of the resolution of an arbitration proceeding, an increase of $0.4 million in outside charter fees primarily due to certain sale leaseback agreements entered into in December 2008 and an increase of $1.0 million relating to fuel and other costs. Such increases were partially offset by a decrease of $5.2 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008.

Depreciation and Amortization

Depreciation and amortization was $39.9 million for the nine months ended March 31, 2009, an increase of $5.3 million, or 15.3%, compared to $34.6 million for the nine months ended March 31, 2008.  Of this $5.3 million increase, $3.9 million was attributable to depreciation on newbuilds placed in service and vessels purchased during fiscal years 2008 and 2009 and $5.4 million relates to increased drydocking amortization. These increases were partially offset by a decrease of $4.9 million due to the change in estimated useful lives of our vessels and salvage values as described under “—Significant Events” above.

General and Administrative Expenses

General and administrative expenses were $22.8 million for the nine months ended March 31, 2009, an increase of $1.6 million, as compared to general and administrative expenses of $21.2 million for the nine months ended March 31, 2008.  As a percentage of total revenues, general and administrative expenses decreased to 8.8% for the nine months ended March 31, 2009 from 9.0% for the nine months ended March 31, 2008.  The $1.6 million increase for the nine months ended March 31, 2009 is primarily the result of increased personnel costs resulting from increased headcount to support our growth and the additional facilities costs of our new offices in Hawaii and Seattle.

Interest Expense, Net

Net interest expense was $16.3 million for the nine months ended March 31, 2009, or $0.2 million higher than the $16.1 million incurred in the nine months ended March 31, 2008.  The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisitions and newbuild vessels, offset by lower average interest rates.

Provision for Income Taxes

Our interim provisions for income taxes are based on our estimated annual effective tax rate.  For the nine months ended March 31, 2009, our effective tax rate was 2.7% as compared to a rate of 1.8% for the nine months ended March 31, 2008.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries. Our effective tax rate for the nine months ended March 31, 2009 was higher than the comparable prior year period primarily due to adjustments made in the fiscal 2008 period to the estimated tax liabilities for certain foreign jurisdictions based on actual returns as filed.

Net Income

Net income was $11.4 million for the nine months ended March 31, 2009, a decrease of $7.9 million compared to net income of $19.3 million for the nine months ended March 31, 2008.  This decrease resulted primarily from a $5.6 million decrease in operating income, a $2.1 million increase in other income (expense), and a $0.2 million increase in interest expense.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $45.4 million for the nine months ended March 31, 2009, an increase of $12.9 million compared to $32.5 million for the nine months ended March 31, 2008.  The increase resulted from a $14.5 million positive impact from changes in assets and liabilities and a $0.3 million positive impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization) which was partially offset by increased drydocking payments of $1.9 million. During the nine months  ended March 31, 2009, our working capital decreased, thereby increasing cash flow, primarily due  to a decrease in accounts receivable as a result of improved collections and a decrease in prepaid expenses and other current assets mainly due to the lower cost of the fuel inventory used to power our tugboats. This was offset by a decrease in accounts payable as a result of timing of payments.

Investing Cash Flows

Net cash used in investing activities totaled $52.0 million for the nine months ended March 31, 2009, compared to $231.3 million used during the nine months ended March 31, 2008.  Tank vessel construction in the nine months ended March 31, 2009 aggregated $60.2 million and included progress payments on the construction of one 185,000-barrel articulated tug barge unit, one 100,000-barrel tank barge and two 80,000-barrel tank barges. Capital expenditures of $8.1 million for the nine months ended March 31, 2009 consisted primarily of coupling tugboats to our newbuild tank barges and rebuilding the hull of one of our tugboats.  Cash proceeds on the sale of vessels in the nine months ended March 31, 2009 were $16.2 million, of which $15.5 million related to sale leaseback agreements. Excluded from this amount is $1.5 million related to a note issued by the purchaser of a single hull barge which is expected to be paid in monthly installments with the final payment due in April 2010. The nine months ended March 31, 2008 included the $168.9 million cash portion of the purchase price for the Smith Maritime Group.  Vessel acquisitions for the nine months ended March 31, 2008 included $18.9 million to acquire two existing barges and three existing tugs; the seller issued a $3.0 million note on one of the barge purchases, which was paid in November 2007.   Tank vessel construction in the nine months ended March 31, 2008 aggregated $35.2 million and included progress payments on the construction of three 80,000-barrel tank barges, three new 28,000-barrel tank barges, a new 50,000-barrel tank barge and a new 185,000-barrel articulated tug-barge unit.  Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, tank renovations of two tank barges and improvements on a newly purchased tug, totaled $10.2 million in the nine months ended March 31, 2008.

Financing Cash Flows

Net cash provided by financing activities was $5.0 million for the nine months ended March 31, 2009 compared to $198.2 million of net cash provided by financing activities for the nine months ended March 31, 2008. The primary financing activities for the nine months ended March 31, 2009 were $51.6 million in gross proceeds ($49.8 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 2,000,000 new common units in August 2008, $37.2 million in proceeds from the issuance of long-term debt, and the repayment of $37.5 million of credit agreement borrowings with a portion of the equity offering proceeds partially offset by additional net borrowings of $11.0 million. We also made $38.4 million in distributions to partners as described under “—Payment of Distributions” below. The primary financing activities for the nine months  ended March 31, 2008 were $138.3 million in gross proceeds ($131.9 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 3,500,000 new common units in September 2007, and $125.4 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds.  During the nine months ended March 31, 2008,  we also had a net increase in our credit line borrowings of $97.9 million relating to the Smith Maritime Group acquisition and progress payments on barges under construction, and paid $29.0 million in distributions to partners as described under “—Payment of Distributions” below.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 which was paid on August 14, 2008 to unitholders of record on August 6, 2008, November 14, 2008 to unitholders of record on November 7, 2008 and on February 16, 2009 to unitholders of record on February 9, 2009, respectively.  Additionally, the board declared a quarterly distribution of $0.77 per unit in respect of the quarter ended March 31, 2009, payable on May 15, 2009 to unitholders of record on May 8, 2009. Also on April 30, 2009, the board of directors of K-Sea General Partner GP LLC after considering the recommendation of its conflicts committee, which consists entirely of independent directors, approved the issuance of 49,775 common units to our general partner (with an assumed value of $25 each)  in lieu of $1.24 million in cash distributions. Any proposal to issue common units to the general partner in lieu of a future cash distribution will be considered by the board of directors of K-Sea General Partner GP LLC and its conflicts committee at the time such future distribution is considered.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At March 31, 2009, approximately 80% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

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

	Nine months ended March 31,
	2009	2008
Maintenance capital expenditures	$17,659	$16,761
Expansion capital expenditures (including acquisitions)	7,711	196,537
Total capital expenditures	$25,370	$213,298
Construction of tank vessels	$60,161	$35,228

During fiscal 2009, we took delivery of two 80,000-barrel tank barges, the DBL 79 and the DBL 76, in December 2008 and November 2008, respectively. During fiscal 2008, we took delivery of the following newbuild vessels: in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23.  In April 2009, we notified the shipyard with which we had a construction agreement for the construction of four new 50,000-barrel tank barges that it was in default of the agreement and we terminated the agreement. In total, we have agreements with shipyards for the construction of one articulated tug barge unit and one 100,000-barrel tank barge, and the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

The above 100,000-barrel tank barge and articulated tug barge unit are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $90.3 million, of which $60.4 million has been spent and $4.6 has been accrued as of March 31, 2009.  We expect to spend approximately $9.5 million during the last quarter of fiscal 2009 on these contracts. We have an agreement for a long-term charter for the 185,000-barrel unit with a major customer that is expected to commence upon delivery.

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

In December 2008, we sold three barges under sale leaseback agreements with two financial institutions for an aggregate sales price of $34.4 million. The proceeds of the sales were used to make the final payment for construction of one of the vessels, fund a security deposit associated with a lease agreement and refinance debt with operating lease obligations.  Each of the three operating lease agreements gives the charterer the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buy out options after ten years and nine years, respectively.  One lease includes a rent escalation after six years. Gains on the sale of two vessels of $0.9 million and $0.8 million have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms of twelve and ten years. Aggregate rent expense for these three operating lease agreements over their terms is $30.4 million (net of the gain amortization described above), including rent expense of $1.3 million for the year ended June 30, 2009 and $2.6 million per year for each year in the four year period ended June 30, 2013.

Additionally, we intend to retire, retrofit or replace 21 (including one chartered-in) single-hull tank vessels by January 1, 2015, which at March 31, 2009 represented approximately 20% of our barrel-carrying capacity.  The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past two years.  We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels totals approximately $38.0 million.  This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise.  We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

Liquidity Needs.

Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders, drydocking expenditures and debt service on our outstanding debt, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit facility and other loan agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.  Historically we have used our revolving credit agreement to finance newbuild construction projects with the financing converted to a term loan shortly after vessel delivery. Additionally, we have issued common units in conjunction with major acquisitions, new-build construction projects and to pay down debt.

Our cash outflows for the next twelve months are expected to include principal repayments on the current portion of our long term debt of $17.3 million, operating lease obligations relating to the sale leaseback agreements of $2.6 million and progress payments on our construction in progress of approximately $28.2 million. We have approximately $81.3 million available under our credit line facilities and other loan agreements at March 31, 2009.

In response to the economic downturn, management has implemented strategic actions to reduce costs and improve liquidity. These actions include reducing wage and benefit costs through headcount reductions and other administrative actions.

We believe that cash flows from operations and borrowings under our credit facilities and other loan agreements, described below, plus our access to the long-term debt and equity markets, will be sufficient to meet our liquidity needs for the next twelve months and for the long term.

Credit Agreements

We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations.  On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, we amended and restated our revolving credit agreement to provide for an increase in availability to $175.0 million under the revolving facility, an increase in the term to seven years, and certain other bridge loan financing. Under certain conditions, we have the right to increase the revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million.  On November 7, 2007, we partially exercised this right and increased the facility by $25.0 million to $200.0 million.  The revolving facility is collateralized by a first perfected security interest in vessels and certain equipment and machinery related to such vessels having a total fair market value of approximately $256.0 million The revolving facility bears interest at the

London Interbank Offered Rate, or LIBOR, (0.50% at March 31, 2009) plus a margin ranging from 0.7% to 1.5% depending on our ratio of Total Funded Debt to EBITDA (as defined in the agreement).  We also incur commitment fees, payable quarterly, on the unused amount for the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA.  As of March 31, 2009, we had $134.6 million outstanding on the revolving facility.

We also maintain a separate $5.0 million revolver with a commercial bank to support our daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balance on this revolver at March 31, 2009 was $5.0 million.

Loan proceeds under the credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions.  Amounts borrowed and repaid may be re-borrowed.  Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

Restrictive Covenants

The agreements governing the credit agreement and our term loans contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of fixed charge coverage of at least 1.85 to 1.00 and of total funded debt to EBITDA (EBITDA as defined in the agreements) of no greater than 4.00 to 1.00 through June 30, 2009 and of no greater than 3.75 to 1.00 thereafter. We continuously monitor our debt covenants and when considering future transactions, our decision making process evaluates the impact such transactions will have on our debt covenants.  As of March 31, 2009 and June 30, 2008, we were in compliance with all of our debt covenants.

Based on current expectations regarding our business, in order to maintain compliance with our required ratio of total funded debt to EBITDA, management may need to take action to enhance cash generation and/or reduce debt, which may include entering into additional sale leaseback transactions, refinancing existing indebtedness, selling assets, issuing additional common units or pursuing other financing alternatives, some of which are currently in progress. Should we be unsuccessful in taking these actions or in obtaining waivers of financial covenants during the next twelve months, we may be in breach of our covenant to maintain a minimum ratio of total funded debt to EBITDA. Management intends to comply with this financial covenant as well as any other financial covenant contained in any agreement governing our indebtedness. Our failure to comply with our financial covenants could result in an event of default.  If a default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable, which would have a material adverse effect on our business and financial condition.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2009.

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

We used our business plans and projections as the basis for expected future cash flows for purposes of the annual impairment test as of October 31, 2008. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2008  and the first quarter of fiscal 2009, approved business plans, expected growth rates (which consider both our existing contracts and contracts relating to our new build program vessels), cost of capital and tax rates. We also make certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) an increase in the average daily rate of 4% in 2010 and 3% in 2011, excluding the impact of newbuilds expected to be placed into service in 2010, (2) projected long term growth of 3% for determining terminal value; (3) a tax rate of 35%, which reflects a market participant rather than our tax rate and (4) an average discount rate of 10.5%, representing our weighted average cost of capital (“WACC”). Factors inherent in determining our WACC included our own and peer company data relating to (1) the value of our limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of capitalization; and (3) expected interest costs on debt and debt market conditions. We assessed the reasonableness of our discounted cash flow approach by consideration of current EBITDA multiples for peer companies.

The calculated fair value of the Pacific region reporting unit, which has been updated, exceeded its carrying value by $26.0 million as of the measurement date. As of the October 31, 2008 measurement date, the closing price of the our common units was $17.01 as compared to the book value per unit of $19.78. We do not believe the market is attributing the full value of our long-term contracts. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We based our fair value estimate on assumptions we believe to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of the Pacific region reporting unit, assuming all other assumptions and factors remain constant:

	Change From	Change To	Approximate Impact on Fair Value Increase (Decrease)
Critical Assumption
WACC	10.50%	9.50%	$63.5 million
WACC	10.50%	11.50%	$(48.8 million	)
Average daily rate excluding newbuilds	3.0%-4.0%	2.0%-3.0%	$(18.4 million	)
Long term growth rate	3.00%	2.00%	$(42.3 million	)

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

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). FAS159 provides entities with the option to report selected financial assets and liabilities at fair value. If an entity elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption at July 1, 2008 we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No.141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but SFAS 141(R) changed the method of applying the purchase method in a number of significant aspects.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). This amendment to SFAS 109 had no impact on our consolidated financial statements. We are currently analyzing the impact, if any, of the remaining provisions of SFAS 141(R).

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted this Statement effective January 1, 2009 and included the required disclosures in the notes to the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective for us as of July 1, 2009. We are currently analyzing the impact, if any, of this standard.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1”Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two class method described in paragraphs 60 and 61 of FASB Statement No. 28, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 requires prior period EPS data presented to be adjusted retrospectively to conform to its provisions. We are currently analyzing the impact of this standard.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8: “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46 (R)-8”). FSP FAS 140-4 and FIN 46 (R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,”  to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, FSP FAS 140-4 and FIN 46 (R)-8 require certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP FAS 140-4 and FIN 46 (R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  FSP FAS 140-4 and FIN 46 (R)-8 are effective beginning the first reporting period (interim or annual) ending after December 15, 2008. We adopted this FSP effective January 1, 2009 and included the required disclosures in the notes to the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,”  to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 effective July 1, 2009.

Forward-looking Statements

Statements included in this Form 10-Q that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements.  In addition, we may from time to time make other oral or written statements that are also forward-looking statements.

Forward-looking statements appear in a number of places in this Form 10-Q and include statements with respect to, among other things:

•	our ability to pay distributions;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•	our expected cost of complying with OPA 90;

•	estimated future expenditures for drydocking and maintenance of our tank vessels’ operating capacity;

•	our plans for the retirement, replacement or retrofitting of tank vessels and the expected delivery, and cost, of newbuild or retrofitted vessels;

•	the integration of acquisitions of tank barges and tugboats, including the timing, cost and effects thereof;

•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•	the adequacy and availability of our insurance and the amount of any capital calls;

•	expectations regarding litigation;

•	the likelihood that pipelines will be built to compete with us;

•	the effect of new or existing regulations or requirements on our financial position;

•	our future financial condition or results of operations and our future revenues and expenses;

•	our business strategies and other plans and objectives for future operations;

•	our future compliance with financial covenants; and

•	any other statements that are not historical facts.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events and, therefore, involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not limited to:

•	insufficient cash from operations;

•	general economic and business conditions;

•	availability of capital;

•	availability of financing;

•	the ability of lenders and derivative counterparties to fulfill their obligations to us;

•	the availability of waivers for the financial covenants contained in any agreement governing our indebtedness;

•	a decline in demand for refined petroleum products;

•	a decline in demand for tank vessel capacity;

•	intense competition in the domestic tank vessel industry;

•	the occurrence of marine accidents or other hazards;

•	the loss of any of our largest customers;

•	fluctuations in voyage charter rates;

•	delays or cost overruns in the construction of new vessels or the retrofitting or modification of older vessels;

•	the availability of insurance, its cost and any requirements to make additional calls, which could be significant;

•	difficulties in integrating acquired vessels into our operations;

•	failure to comply with the Jones Act;

•	modification or elimination of the Jones Act;

•	the outcome of litigation and other disputes;

•	adverse developments in our marine transportation business;

•	continued taxation as a partnership and not as a corporation; and

•	the other factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of March 31, 2009 approximately $288.1 million of our long-term debt bore interest at fixed interest rates ranging from 5.51% to 6.81%.  Borrowings under a portion of our credit agreement and certain other term loans, totaling $124.5 million at March 31, 2009, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of March 31, 2009, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.2 million annually.

As of March 31, 2009, we had seven outstanding interest rate swap agreements that expire over the periods from 2012 to 2018, concurrently with the hedged loans.  Interest payments relating to one swap with a notional amount of $57.6 million commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 1.05% to 1.85%.  As of March 31, 2009, the notional amount of the six other swaps agreements was $193.1 million, we were paying a weighted average fixed rate of 6.03%, and we were receiving a weighted average variable rate of 1.94%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.    Controls and Procedures.

(a)                    Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)                   Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 1A.              Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 15, 2008 and in “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended December 31, 2008 filed with the SEC on February 9, 2009.

The risks and uncertainties described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and in this report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number		Description

3.1	—

Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009)

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

	By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: May 11, 2009		By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: May 11, 2009		By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal
Financial and Accounting Officer)