Form 10-K
period 2009-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2009-09-14
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Units held by non-affiliates of the registrant was approximately $147.4 million as of December 31, 2008 based on $12.90 per Common Unit, the closing price of the Common Units on the New York Stock Exchange on such date.

         At September 14, 2009, 19,087,983 Common Units were outstanding.

Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.

2009 ANNUAL REPORT ON FORM 10-K

i

 FORWARD-LOOKING STATEMENTS

        Statements included in this report that are not historical facts are forward-looking statements. In addition, we may from time to time make other oral or written statements that are also forward-looking statements. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning.

        Forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

  •
  our ability to pay distributions;

  •
  planned capital expenditures and availability of capital resources to fund capital expenditures;

  •
  our expected cost of complying with the Oil Pollution Act of 1990 and other laws;

  •
  estimated future expenditures for drydocking and maintenance of our tank vessels' operating capacity;

  •
  our plans for the retirement or retrofitting of tank vessels and the expected delivery and cost of newbuild vessels;

  •
  the integration of acquisitions of tank barges and tugboats, including the timing, effects, benefits and costs thereof;

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

  •
  our future financial condition or results of operations;

  •
  our future revenues and expenses;

  •
  our business strategies and other plans and objectives for future operations;

  •
  our future compliance with financial covenants; and

  •
  any other statements that are not historical facts.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Please read "Item 1A. Risk Factors" for a list of important factors that could cause our actual results of operations or financial condition to differ from our expectations.

ii

PART I

ITEMS 1 and 2.    BUSINESS and PROPERTIES.

Our Partnership

        We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States. As of September 1, 2009, we operated a fleet of 69 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.1 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States.

        For the fiscal year ended June 30, 2009, our fleet transported approximately 150 million barrels of refined petroleum products for our customers, including BP, ConocoPhillips, ExxonMobil and Tesoro. These four customers have been doing business with us for approximately 18 years on average. We do not assume ownership of any of the products we transport. During fiscal 2009, we derived approximately 80% of our revenue from longer-term contracts that are generally for periods of one year or more.

        We believe we have a high-quality, well-maintained fleet. As of September 1, 2009, approximately 83% of our barrel-carrying capacity was double-hulled. Furthermore, we will be permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters. As of September 1, 2009, all of our tank vessels, except two, operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

        We also have grown our fleet through acquisitions of individual vessels and through a robust vessel newbuilding program. Since our initial public offering in January 2004, we have purchased or retrofitted six existing double-hulled tank barges, with aggregate capacity of 634,000 barrels. Also since our initial public offering we have taken delivery of fourteen newly built double-hulled tank barges with aggregate capacity of 770,000 barrels, and we have entered into agreements with shipyards to construct two more double-hulled tank barges with an aggregate capacity of 285,000 barrels, including an 185,000 barrel articulated tug-barge unit. Both of our newbuild vessels are scheduled to be delivered by the end of fiscal 2010. These vessels are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $101.0 million. We expect to finance construction of these new vessels with borrowings, proceeds from equity offerings and cash from operations. In addition we have entered into an agreement with a shipyard to lease two more double hulled tank barges with an aggregate capacity of 100,000 barrels, one of which is scheduled to be delivered in the third fiscal 2010 quarter and the other in the third fiscal 2011 quarter. In June 2008, we purchased eight tugboats from Roehrig Maritime for $41.5 million in cash. These tugboats have reduced our outside towing costs or are chartered out under existing contracts; additionally, they will also provide sufficient power for our newbuild barges to be delivered by the end of 2010. To enhance productivity and reduce reliance on chartered-in towing, we also purchased three additional tugboats during fiscal 2008 at a total cost of approximately $9.8 million.

        Our primary business objective is to increase distributable cash flow to unitholders by executing the following strategies:

  •
  Expanding our fleet through newbuildings and accretive and strategic acquisitions.  We have grown successfully in the past through vessel newbuildings and strategic acquisitions. We expect to continue this strategy by regularly surveying the marketplace to identify and pursue newbuilding opportunities and acquisitions that expand the services and products we offer or that expand our geographic presence. Since our initial public offering in January 2004, we have grown our fleet barrel-carrying capacity from 2.3 million barrels to 4.1 million barrels as of September 1, 2009, and we have an additional 285,000 barrels capacity under construction and agreements to lease 100,000 barrels of capacity under construction.

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

  •
  Balancing our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.  During fiscal 2009, we derived approximately 80% of our revenue from time charters, consecutive voyage charters, contracts of affreightment, and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 20% of our revenue for fiscal 2009 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters have the potential to generate decreased profit margins during periods of economic downturn and increased profit margins during periods of improved charter rates, while vessels operating on time charters generally provide more predictable cash flow. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

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

        Our principal executive office is located at One Tower Center Boulevard, 17th Floor, East Brunswick, New Jersey 08816, and our telephone number at that address is (732) 565-3818.

Our Industry

Introduction

        Tank vessels, which include tank barges and tankers, are a critical link in the refined petroleum product distribution chain. Tank vessels transport gasoline, diesel fuel, heating oil, asphalt and other products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships.

        Among the laws governing the domestic tank vessel industry is the one commonly referred to as the Jones Act, the federal statute that restricts foreign competition in the U.S. maritime transportation industry. Under the Jones Act, marine transportation of cargo between points in the United States, generally known as U.S. coastwise trade, is limited to U.S.-flag vessels that were built in the United States and are owned, manned and operated by U.S. citizens. As of September 1, 2009, all of our tank vessels, except two, operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act.

        OPA 90 mandates, among other things, the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters at varying times by January 1, 2015. The effect of this legislation has been, and is expected to continue to be, the replacement of domestic single-hulled tank vessel capacity with double-hulled newbuildings and retrofitting of existing single-hulled tank vessels.

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

  •
  Hull Type—the body or framework of a vessel. Vessels can have more than one hull, which means they have additional compartments between the cargo and the outside of the vessel. Typical vessels are single-hulled or double-hulled; and

  •
  Cargo—the type of commodity transported.

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

  •
  Inland Waterways Fleet.  The term inland waterways fleet generally refers to commercial vessels that transport goods on the navigable internal waterways of the Atlantic, Gulf and Pacific Coasts, and the Mississippi River System. The main arteries of the inland waterways network for the mid-continent are the Mississippi and the Ohio Rivers. The inland waterways fleet consists primarily of tugboats and tank barges which typically have a shallower depth. These tank barges are generally less costly than many tank barges operating in the coastwise fleet. The vessels comprising the inland waterways fleet are generally not built to standards required for operation in coastal waters.

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

Articulated Tug-Barge Units

        An articulated tug barge unit, or ATB, similar to ITBs, consist of a tugboat (which provides propulsion) and a cargo carrying barge using a coupling system that connects the two vessels. Unlike the rigid connection found on ITBs, an ATB uses a hinged connection. ATBs offer the additional advantage of substitutability, because the barge and tug may be decoupled. This offers operational and commercial flexibility, allowing the barge unit to be towed by a third party tug in certain situations.

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

        The following chart sets forth our major customers and the number of years each of them has been a customer:

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	36
ConocoPhillips	13
ExxonMobil	13
Tesoro	11

        Our two largest customers in fiscal 2009, based on gross revenue, were ConocoPhillips and Tesoro, each of which accounted for more than 10% of our fiscal 2009 consolidated revenue.

Our Vessels

Tank Vessel Fleet

        At September 1, 2009, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 151	1981	150,000	8,710	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)(7)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
DBL 103	2006	102,000	6,774	N.A.
DBL 104	2007	102,000	6,774	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)(8)	1987	89,293	5,736	N.A.
Nale	2007	86,000	6,508	N.A.
McCleary's Spirit(6)(8)	2001	85,000	6,554	N.A.
Antares	2004	84,000	5,855	N.A.
Deneb	2006	84,000	5,855	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
Capella(7)	2002	81,751	5,159	N.A.
Leo	2003	81,540	5,954	N.A.
Pacific	1993	81,000	5,669	N.A.
Rigel	1993	80,861	5,669	N.A.
Sasanoa	2001	81,000	5,790	N.A.
DBL 78	2000	80,000	5,559	N.A.
DBL 77(7)	2008	80,000	5,235	N.A.
DBL 76(7)	2008	80,000	5,813	N.A.
DBL 79(7)	2008	80,000	6,149	N.A.
DBL 70	1972	73,024	5,248	N.A.
Kays Point(7)	1999	67,000	4,720	N.A.
Noa	2002	67,000	4,826	N.A.
Cascades(7)	1993	67,000	4,721	N.A.
Columbia(7)	1993	58,000	4,286	N.A.
Na-Kao	2005	52,000	4,076	N.A.
Ne'ena	2004	52,000	4,076	N.A.
DBL 53	1965	53,000	4,543	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 28	2006	28,000	2,146	N.A.
DBL 29	2006	28,000	2,146	N.A.
DBL 26	2006	28,000	2,146	N.A.
DBL 27	2007	28,000	2,146	N.A.
DBL 22	2007	28,000	2,146	N.A.
DBL 23	2007	28,000	2,146	N.A.

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
DBL 24(7)	2007	28,000	2,146	N.A.
DBL 25(7)	2007	28,000	2,146	N.A.
Puget Sounder	1992	25,000	1,870	N.A.
DBL 2202	1962	22,000	1,830	N.A.
DBL 20	1991	20,127	1,480	N.A.
DBL 16	1954	20,000	1,420	N.A.
DBL 17	1998	18,000	1,499	N.A.
DBL 18	1998	18,000	1,499	N.A.
DBL 19	1998	18,000	1,499	N.A.
DBL 10	1998	10,000	806	N.A.

Subtotal		3,434,771	247,647

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Single-Hull Barges
KTC 80	1981	82,878	4,576	2015
SCT 340	1983	75,000	4,395	2015
Noho Hele	1982	67,880	4,185	2015
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
KTC 50	1974	54,716	3,367	2015
SCT 280	1977	48,000	3,081	2015
SCT 282	1978	48,000	3,081	2015
Washington(7)	1980	32,000	2,062	2015
DBL 3201	1968	31,000	2,033	2015
Wallabout Bay	1986	28,330	1,687	2015
PM 230(7)	1983	25,000	1,610	2015
KTC 21	1961	20,000	1,214	2015
KTC 20	1980	20,000	1,065	2015
SCT 180	1980	16,250	1,053	2015
SEA 76	1969	13,313	830	2015
KTC 14	1941	13,000	820	2015

Subtotal		690,017	41,996

Total Fleet		4,124,788	289,643

(1)
Excludes one potable water barge and one deck barge which we also operate.

(2)
Built in 1974; double-hulling was completed and the vessel redelivered in September 2004.

(3)
Built in 1986 and rebuilt in 1994.

(4)
Built in 1982 and rebuilt for petroleum transportation in 2004.

(5)
Vessel not qualified for Jones Act trade due to foreign construction.

(6)
Built in 1969 and rebuilt in 2001.

(7)
Chartered-in vessel.

(8)
Vessel not qualified for Jones Act trade due to foreign flag.

Integrated Tug-Barge Units

        As of September 1, 2009, we operated 24 ITBs, which represented approximately 46% of the barrel-carrying capacity of our tank barge fleet.

Newbuildings

        The following sets forth the size and expected delivery date for vessels in our newbuilding program and vessels to be leased:

Vessels	Expected Delivery
One 185,000-barrel articulated tug-barge unit	2nd Quarter fiscal 2010
One 100,000-barrel tank barge	3rd Quarter fiscal 2010
Two 50,000-barrel tank barges(1)	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

    (1)
    We have entered into an agreement with a shipyard to lease these vessels.

        The total cost of the 185,000-barrel and 100,000-barrel newbuild barges described above, in the aggregate and after the addition of certain special equipment, is approximately $101.0 million, of which approximately $66.7 million has been spent as of June 30, 2009. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ongoing Capital Expenditures" in Item 7 of this report.

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

        At September 1, 2009, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name(1)	Year Built	Horsepower	Dimensions
Lincoln Sea	2000	8000	119' × 40' × 22'
Rebel	1975	7200	150' × 46' × 22'
Yankee	1976	7200	150' × 46' × 22'
Jimmy Smith	1976	7200	150' × 40' × 22'
Barents Sea	1976	6200	136' × 40' × 16'
McKinley Sea	1981	6000	136' × 37' × 20'
Aegean Sea	1978	6000	136' × 37' × 20'
Irish Sea	1969	5750	135' × 35' × 18'
Sirius	1974	5750	135' × 38' × 19'
Nakolo	1974	5750	125' × 38' × 14'
El Lobo Grande	1978	5750	128' × 36' × 19'
Nakoa	1976	5500	118' × 34' × 17'
Volunteer	1982	4860	120' × 37' × 18'
Adriatic Sea(2)	2004	4800	126' × 34' × 15'

Name(1)	Year Built	Horsepower	Dimensions
Java Sea(3)	2005	4800	119' × 34' × 15'
Namahoe	1997	4400	105' × 34' × 16'
Pacific Freedom(4)	1998	4500	120' × 31' × 15'
Viking	1972	4300	133' × 34' × 18'
Beaufort Sea	1971	4300	113' × 32' × 16'
North Sea	1982	4200	126' × 34' × 16'
Greenland Sea	1990	4200	117' × 34' × 17'
Pacific Wolf	1975	4100	111' × 24' × 13'
William J. Moore	1970	4000	135' × 35' × 20'
Niolo	1982	4000	117' × 34' × 17'
Nokea	1975	4000	105' × 30' × 14'
Nunui	1978	4000	185' × 40' × 12'
Tasman Sea	1976	3900	124' × 34' × 16'
Norwegian Sea(5)	2006	3900	133' × 34' × 17'
Sea Hawk(6)	2006	3900	112' × 32' × 15'
John Brix(7)	1999	3900	141' × 35' × 8'
Pacific Avenger	1977	3900	140' × 34' × 17'
Altair	1981	3800	106' × 33' × 17'
Kara Sea	1974	3520	111' × 32' × 14'
Ross Sea	2003	3400	95' × 32' × 14'
Bismarck Sea	1978	3300	95' × 28' × 13'
Solomon Sea	1965	3300	105' × 32' × 14'
Coral Sea	1973	3280	111' × 32' × 14'
Nathan E. Stewart	2001	3200	95' × 32' × 14'
Maryland	1962	3010	110' × 28' × 14'
Baltic Sea	1973	3000	101' × 30' × 13'
Pacific Challenger	1976	3000	118' × 34' × 16'
Paragon	1978	3000	99' × 32' × 15'
Pacific Raven	1970	3000	112' × 31' × 14'
Na Hoku	1981	3000	105' × 34' × 17'
Nalani	1981	3000	105' × 34' × 17'
Nohea	1983	3000	98' × 30' × 14'
Pacific Pride(8)	1989	2500	84' × 28' × 13'
Sargasso Sea	1972	2460	105' × 30' × 15'
Labrador Sea	2002	2400	82' × 26' × 12'
Siberian Sea	1980	2400	85' × 24' × 10'
Caribbean Sea	1961	2400	85' × 24' × 10'
Bering Sea	1975	2250	105' × 29' × 13'
Caspian Sea	1981	2000	65' × 24' × 9'
Inland Sea	2000	2000	76' × 26' × 10'
Pacific Patriot	1981	2000	77' × 27' × 12'
Davis Sea	1982	2000	77' × 26' × 9'
Pacific Eagle(9)	2001	2000	98' × 27' × 13'
Tiger	1966	2000	88' × 27' × 12'
Chukchi Sea	1979	2000	92' × 26' × 9'
Houma	1970	1950	90' × 29' × 11'
Timor Sea	1960	1920	80' × 24' × 10'
Odin	1982	1860	72' × 28' × 12'
Taurus	1979	1860	79' × 25' × 12'
Falcon	1978	1800	80' × 25' × 12'

Name(1)	Year Built	Horsepower	Dimensions
Naupaka	1983	1800	75' × 26' × 10'
Fidalgo	1973	1400	98' × 25' × 8'

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

Bunkering

        For over 30 years, we have specialized in the shipside delivery of fuel, known as bunkering, for the major and independent bunker suppliers in New York Harbor. We also provide bunkering services in Virginia and Hawaii. Demand for bunkering services is driven primarily by the number of ship arrivals. A ship's time in port generally is limited, and the cost of delaying sailing due to bunkering or other activities can be significant. Therefore, we continually strive to improve the level of service and on-time deliveries to our customers.

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

        The American Bureau of Shipping and the U.S. Coast Guard establish drydocking schedules. Typically, we drydock our vessels twice every five years. Prior to sending a vessel to a shipyard, we develop comprehensive work lists to ensure all required maintenance is completed. Repair facilities bid on these work lists, and jobs are awarded based on quality, price and time to complete. Vessels then report to a cleaning facility to prepare for shipyard. Once the vessel is gas-free a certified marine chemist issues paperwork certifying that no dangerous vapors are present. The vessel proceeds to the shipyard where the vessel superintendent and certain crewmembers assist in performing the maintenance and repair work. The planned maintenance period is considered complete when all work has been tested to the satisfaction of American Bureau of Shipping or U.S. Coast Guard inspectors or both.

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

        Our policy is to follow all laws and regulations as required, and we are actively participating with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. Our Operations Department is responsible for coordinating all facets of our health and safety program and identifying areas that may require special emphasis, including new initiatives that evolve within the industry. Our Human Resources Department is responsible for all training, whether conducted in-house or at a training facility. Supervisors are responsible for carrying out and monitoring compliance with all of the safety and health policies on their vessels.

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

Ship Management, Crewing and Employees

        We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of June 30, 2009, we employed 992 persons, comprising 168 shore staff and 824 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2008, we agreed on a new two-year collective bargaining agreement with our maritime union covering certain of our seagoing personnel comprising 44% of our workforce. The collective bargaining agreement provides for wage increases, and requires us to make contributions to certain pension and other welfare programs. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore-based personnel are generally salaried and most are located at our headquarters in East Brunswick, New Jersey or our facilities in Staten Island, New York; Seattle, Washington; Honolulu, Hawaii; Norfolk, Virginia and Philadelphia, Pennsylvania. We believe that our relations with our employees are satisfactory.

        Our shore staff provides worldwide support for all aspects of our fleet and business operations, including sales and scheduling, crewing and human resources functions, engineering, compliance and technical management, financial, legal and insurance services, and information technology. A staff of dispatchers and schedulers maintain a 24-hour duty rotation to monitor communications and to coordinate fleet operations with our customers and terminals. Communication with our vessels is accomplished by various methods, including wireless data links, cellular telephone, VHF, UHF and HF radio.

        Our crews regularly inspect each vessel, both at sea and in port, and perform most of the ordinary course maintenance. Our procedures call for a member of our shore-based staff to inspect each vessel at least once each fiscal quarter, making specific notations and recommendations regarding the overall condition of the vessel, maintenance, safety and crew welfare. In addition, selected vessels are inspected each year by independent consultants. Most of the vessels that are on bareboat charters to third parties are managed and operated by the customer.

Classification, Inspection and Certification

        Most of our coastwise vessels have been certified as being "in class" by the American Bureau of Shipping and, in the case of one vessel, by Lloyds of London. A vessel certified as being "in class" verifies that the vessel conforms to designated standards at a specified time. Other vessels, primarily in our West Coast operations, have the required "loadline" certification. The purpose of a "loadline" certification is to ensure that a ship is not overloaded and thus has sufficient reserve buoyancy. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require at least a "loadline" certification by a classification society before they will extend coverage to a coastwise vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. Inspections are conducted on the pertinent vessel by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years and a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked every 24 to 30 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

        Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with Federal safety regulations. All of our tank vessels carry Certificates of Inspection issued by the U.S. Coast Guard.

        Our vessels and shoreside operations are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our vessels, our crews and our shore side staff are advantages when competing against other vessel operators for long-term business.

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

        Our hull and machinery insurance covers risks of actual or constructive loss from collision, tower's liabilities, fire, grounding and engine breakdown up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. While some tanker owners and operators obtain loss-of-hire insurance covering the loss of revenue during extended tanker off-hire periods, we do not have this type of coverage. We believe that, given our diversified marine transportation operations and high utilization rate, this type of coverage is not economical and is of limited value to us. However, we evaluate the need for such coverage on an ongoing basis taking into account insurance market conditions and the employment of our vessels.

        Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by West of England Ship Owners Insurance Services Ltd. ("West of England"), a mutual insurance association. West of England is a member of the International Group of protection and indemnity mutual assurance associations. The protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $5.4 billion per non-pollution incident. As a member of West of England, we are subject to calls payable to the association based on our claim records, as well as the claim records of all other members of the individual associations and members of West of England.

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

        In the voyage and short-term charter market, our vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the voyage market, competition is based primarily on price and availability, although charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on factors such as age, double-hulls and the reliability and quality of operations. Increasingly, major charterers are demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels. Consequently, we believe that owners of large modern fleets have been able to gain a competitive advantage over owners of older fleets.

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

        The Oil Pollution Act of 1990.    The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service at varying times based on their tonnage and age, with all such vessels being phased out by January 2015. As of September 1, 2009, we had 17 single-hulled tank vessels that will be precluded from transporting petroleum products as of January 1, 2015.

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

        OPA 90 limits the liability of each responsible party for oil pollution from vessels, and these limits were increased substantially in 2006. The limits of liability are subject to periodic increases to account for inflation, and the U.S. Coast Guard completed an adjustment for inflation by interim rule effective July 21, 2009. The limits for a tank vessel without a qualifying double hull are the greater of (1) $3,200 per gross ton or (2) $23,496,000 for a tank vessel of greater than 3,000 tons or $6,408,000 for a tank vessel of 3,000 gross tons or less. The limits for a tank vessel with a qualifying double hull are the greater of (1) $2,000 per gross ton or (2) $17,088,000 for a tank vessel of greater than 3,000 gross tons or $4,272,000 for a tank vessel of 3,000 gross tons or less. The limits for any vessel other than a tank vessel are the greater of $1,000 per gross ton or $854,000. These limits do not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party. In addition to removal costs, OPA 90 provides for recovery of damages, including:

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

        OPA 90 expressly provides that individual states are entitled to enforce their own oil pollution liability laws, even if such laws are inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have schemes similar to OPA 90 that limit liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even in instances where we did not cause the spill. Some states have also established their own requirements for financial responsibility. However, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels as a result of the U. S. Supreme Court's 2000 ruling in United States v. Locke ("Locke"). In Locke, the Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

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

        We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay potential liabilities up to specified limits under both OPA 90 and CERCLA. We have satisfied these requirements and obtained a U.S. Coast Guard Certificate of Financial Responsibility for each of our tank vessels. OPA 90 and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

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

        Other federal water quality statutes also potentially affect our operations. The Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters. The Nonindigenous Aquatic Nuisance Prevention and Control Act of 1990 and the National Invasive Species Act of 1996 authorize the U.S. Coast Guard to regulate the ballast water management practices of vessels operating in U.S. waters.

        On July 23, 2008, the U.S. Ninth Circuit Court of Appeals affirmed the district court decision in Northwest Environmental Advocates v. EPA that vacated an Environmental Protection Agency's (EPA) regulation that exempted certain discharges of effluent from vessels, including discharges of ballast water, from permitting requirements under the National Pollutant Discharge Elimination System (NPDES) program. In response to the court decision, EPA issued a General Permit for Discharges Incidental to the Normal Operation of a Vessel on December 18, 2008. The General Permit imposes effluent limitations on discharges from vessels and includes best management practice, inspection, reporting, and record-keeping requirements. We believe that any financial impacts resulting from the repeal of the permitting exemption for ballast water discharge and the resulting general permit for such discharges will not be material.

        On August 17, 2009, the U.S. Coast Guard proposed to amend its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in ballast water discharged in U.S. waters and requiring the phase-in of Coast Guard-approved ballast water management systems (BWMS). Under the Coast Guard's August 17, 2009 proposal, crude oil tankers would be exempt from requirements to install approved BWMS.

        Solid Waste.    Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be "hazardous" under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify "used oil" as "hazardous waste," provided certain recycling standards are met. However, some states in which we operate have classified "used oil" as "hazardous" under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we could be liable for cleanup costs under CERCLA or the equivalent state laws. We use only certified haulers for this work.

        Air Emissions.    The federal Clean Air Act (CAA) authorizes the EPA to promulgate standards applicable to emissions of certain air contaminants that are emitted by our vessels, including volatile organic compounds, oxides of nitrogen, particulate matter, and sulfur dioxide. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. A majority of our tank barges are equipped with vapor control systems that satisfy these requirements. In addition, the EPA has, in recent years, issued a series of rules imposing increasingly stringent emissions standards for various classes of marine diesel engines. While EPA's marine diesel rules do not impose immediate requirements on existing vessels, the new standards are potentially applicable to re-manufactured engines and may therefore impose added compliance costs on our operations.

        The CAA also requires states to draft State Implementation Plans (SIPs) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, a majority of our tank barges are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required. Certain States are considering, or have already implemented, regulations to control emissions from marine diesel engines on barges and towing vessels when operating in State waters. In the absence of regulatory relief, the most stringent of these regulations will require replacement of engines on existing vessels, which may require significant capital investment or modification of operations in certain geographic areas to remain in compliance.

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

  •
  at least 75% of the interest and voting power in the entity is held by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens; and

  •
  in the case of a limited partnership, the general partner meets U.S. citizenship requirements for U.S. coastwise trade.

        Because we could lose the privilege of operating our vessels in the U.S. coastwise trade if non-U.S. citizens were to own or control in excess of 25% of our outstanding interests, our limited partnership agreement restricts foreign ownership and control of our common units to not more than 15% of our outstanding interests.

        There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, Congress could substantially modify or repeal such laws. Such changes could have a material adverse effect on our operations and financial condition.

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

Occupational Health Regulations

        Our shore side facilities are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration, or OSHA, and comparable state programs. These regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records, and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to mariners engaged in the handling of the various cargoes that are transported by our tank vessels.

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

Properties

        We lease pier facilities and office space in Staten Island, New York. The lease expires in April 2019; however, we have the option to renew it for one additional ten-year period.

        We lease pier facilities, a water treatment facility and office space in Norfolk, Virginia. This lease expires in January 2010, and we have an option to purchase the facility.

        We lease office space for our principal executive office in East Brunswick, New Jersey, for which the lease expires in December 2013.

        We lease pier and wharf facilities and office and warehouse space in Seattle, Washington and Philadelphia, Pennsylvania. These leases expire in 2013 and 2018, respectively.

        We also lease a parcel of land, pier facilities and office and warehouse space, on a month to month basis, in Honolulu, Hawaii.

SEC Reporting

        We file annual, quarterly and current reports and other materials with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        Our affiliate, EW Transportation LLC, and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with the initial public offering of our common units. EW Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000. The remaining case has been administratively dismissed, which effectively means that it remains active for routine matters not requiring a formal hearing. We may be subject to litigation in the future involving these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate friable asbestos or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters.

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

        In addition, a long-term global recession could reduce the demand for domestic refined petroleum transportation services and charter and freight rates, and could increase costs, thus adversely affecting the results of our operations. Any of these factors could adversely affect the demand for tank vessel capacity and charter rates. Any decrease in demand for tank vessel capacity or decrease in charter rates could adversely affect our business, financial condition and results of operations.

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

We may not be able to grow or effectively manage our growth or realize expected benefits from acquisitions. Growth through acquisitions may harm our business, financial condition and operating results.

        A principal focus of our strategy is to continue to grow by expanding our business in all coastal markets in the U.S. and also into other geographic markets. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

  •
  identify new geographic markets;

  •
  identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

  •
  identify vessels for acquisition;

  •
  consummate acquisitions or joint ventures;

  •
  obtain required financing for acquisitions;

  •
  integrate any acquired businesses or vessels successfully with our existing operations; and

  •
  hire, train and retain qualified personnel to manage and operate our growing business and fleet.

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

        We also face competition from refined petroleum product pipelines. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by tank vessel. The construction of new pipeline segments to carry petroleum products into our markets, including pipeline segments that connect with existing pipeline systems and the conversion of existing non-refined petroleum product pipelines could adversely affect our ability to compete in particular locations.

We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

        Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer's needs and other factors, many of which are beyond our control. Two customers accounted for 20% and 11%, respectively, of our consolidated total revenues for fiscal 2009. If we were to lose either of these customers or if either of them significantly reduced its use of our services, our business and operating results could be adversely affected.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

        During fiscal 2009, we derived approximately 20% of our revenue from single voyage charters. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

We may not be able to renew time charters, consecutive voyage charters, contracts of affreightment and bareboat charters when they expire.

        We received approximately 80% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2009. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, our profitability may be adversely affected.

We must make substantial expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution.

        Tank vessels are subject to the requirements of the Oil Pollution Act of 1990, or OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. As of September 1, 2009, approximately 83% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90. The remaining 17% will be in compliance with OPA 90 until January 2015. The capacity of certain of our single-hull vessels has already been effectively replaced by double-hull vessels placed into service in the past several years. We estimate that the current cost to replace our remaining single-hull capacity with newbuildings or by retrofitting certain of our existing vessels totals $39.0 million. This capacity can also be replaced by acquiring existing double-hull tank vessels as opportunities arise. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors.

        Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $22.7 million per year to drydock and maintain our fleet. In addition, we will deduct an additional $1.0 million per year from the cash that we would otherwise distribute to our unitholders to contribute to the cost of replacing the operating capacity of our single hull vessels when they phase-out under OPA 90 in January 2015. Periodically, we will also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

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

        In order to fund these capital expenditures, we will either incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time, by changes in laws and regulations (or interpretation thereof) and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business and on our ability to make distributions to unitholders.

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

        We are currently building two new vessels and completing other smaller projects at an estimated total cost of $101.0 million, of which $66.7 million has been spent as of June 30, 2009. In addition we have entered into an agreement with a shipyard to lease two more double-hulled tank barges with an aggregate capacity of 100,000 barrels. These projects are subject to the risk of delay or cost overruns caused by the following:

  •
  unforeseen quality or engineering problems;

  •
  work stoppages;

  •
  weather interference;

  •
  unanticipated cost increases;

  •
  delays in receipt of necessary equipment; and

  •
  an inability to obtain the requisite permits or approvals.

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

We have received and may receive additional calls from our mutual insurance carrier, which would result in additional expense for us.

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

        In December 2008, we received an additional call from our mutual insurance carrier. The call was primarily retrospective for policy years covering February 2006 through February 2009. The decision to make the call was based primarily on falling investment returns and projected underwriting losses. Our insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements. The additional calls, which were based upon the information available in mid-November 2008, totaled approximately $3.4 million. The call for the first policy year was paid in February 2009 and the call for the second policy year is expected to be paid in September 2009. The call for the last policy year is scheduled for payment in January 2010 and August 2010. Our insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary. Based on the information provided by our mutual insurance carrier, our financial statements reflect additional insurance expense, included in vessel operating expenses, of approximately $2.5 million for the year ended June 30, 2009. Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

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

        As of June 30, 2009, approximately 44% of our seagoing personnel were employed under a contract with a division of the International Longshoreman's Association that expires on June 30, 2010. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

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

Our credit agreement, our term loans and certain of our operating lease agreements contain restrictive covenants, including the requirement that we maintain defined ratios of asset coverage, fixed charge coverage and total funded debt to EBITDA (as defined in the agreements). Our failure to comply with our financial covenants could result in an event of default. If a default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the vessels under operating lease being seized by their owners, which would have a material adverse effect on our business and financial condition.

        The agreements governing the credit agreement, our term loans and our operating lease agreements contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of asset coverage as of the last day of each fiscal quarter of at least 1.25 to 1.00, fixed charge coverage of at least 1.85 to 1.00 and of total funded debt to EBITDA (as defined in the agreements) of no greater than 3.75 to 1.00 after June 30, 2009.

        In the future, we may need to take certain actions to enhance cash generation and/or reduce debt, which may include entering into sale/leaseback transactions, refinancing existing indebtedness, selling assets, reducing the level of cash distributions to unitholders, issuing additional common units or pursuing other financing alternatives. If it becomes necessary for us to take such actions and we are unsuccessful or are otherwise unable to obtain waivers of our financial covenants, we may be in breach of such covenants, which could result in an event of default. If a default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the vessels under operating lease being seized by their owners, which would have a material adverse effect on our business and financial condition.

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

  •
  the restrictions contained in our operating lease agreements and our lease service requirements;

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

        As of September 1, 2009, affiliates of our general partner indirectly owned a 1.05% general partner interest and a 22.11% limited partner interest in us and own and control K-Sea General Partner GP LLC. Conflicts of interest may arise between K-Sea General Partner L.P. and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

  •
  our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to our unitholders;

  •
  in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

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

Even if unitholders are dissatisfied, they would have difficulty removing our general partner without its consent.

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

        Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have difficulty removing our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner.

        Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

        Our partnership agreement requires us to deduct estimated maintenance capital expenditures from operating surplus each quarter, as opposed to actual maintenance capital expenditures, in order to reduce disparities in operating surplus caused by the fluctuating level of maintenance capital expenditures, such as drydocking. Because of the capital expenditures we intend to make by January 1, 2015 to replace the operating capacity of our single-hull vessels, our annual estimated maintenance capital expenditures for purposes of calculating operating surplus also includes an additional $1.0 million to contribute to the cost of replacing this operating capacity.

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

        We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. The issuance by us of additional common units or other equity securities will have the following effects:

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

        Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. In addition, our general partner and its affiliates may provide us with other services for which the general partner or its affiliates may charge us fees. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates, could adversely affect our ability to pay cash distributions to unitholders.

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

  •
  default under any vessel mortgage;

  •
  failure to notify the lenders of any significant oil spill or discharge of hazardous material, or of any action or claim related thereto;

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state or foreign tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. If less than 90% of our gross income for any taxable year is "qualifying income" from transportation or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, we will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years. The IRS has not provided any ruling whether we are taxable as a partnership for federal income tax purposes.

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

        The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for United States federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantial changes to the definition of qualifying income under the Internal Revenue Code Section 7704(d) and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these efforts could result in changes to the existing United States tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests any of the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any contest will reduce our cash available for distribution to unitholders.

        The IRS has not provided any ruling with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

        Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state, local, and foreign income taxes on their share of our taxable income, even if they receive no cash distributions from us. Unitholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income.

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

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and other retirement plans, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

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

        Because we cannot match transferors and transferees of common units and because we must maintain uniformity of the economic and tax characteristics of our common units to a purchaser of our common units, we will take depreciation and amortization positions that are intended to maintain such uniformity. These depreciation and amortization positions may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholders' tax returns.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

        In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Alaska, California, Delaware, Hawaii, Massachusetts, New York, New Jersey, Oregon, Pennsylvania, Virginia and Washington. We currently conduct certain operations in Canada and Venezuela in a manner that we believe does not subject unitholders to direct liability to pay tax or file returns in those countries, but there can be no assurance that we will conduct our foreign operations in this manner in the future. Taxes we pay with respect to our foreign operations reduce the cash flow available for distribution to our unitholders. We may do business or own property in other states or foreign countries in the future. It is the responsibility of unitholders to file all federal, state, local, and foreign tax returns.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 3.    LEGAL PROCEEDINGS.

        We are a party to various suits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualty and to claims arising under vessel charters. All of these personal injury, collision and casualty claims against us are fully covered by insurance, subject to deductibles ranging from $10,000 to $250,000. We reserve on a current basis for amounts we expect to pay. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.

        EW Transportation LLC and its predecessors have been named, together with a large number of other companies, as co-defendants in 39 civil actions by various parties, including former employees, alleging unspecified damages from past exposure to asbestos and second-hand smoke aboard some of the vessels that it contributed to us in connection with our initial public offering. EW

Transportation LLC and its predecessors have been dismissed from 38 of these lawsuits for an aggregate sum of approximately $47,000. The remaining case has been administratively dismissed, which effectively means that it remains active for routine matters not requiring a formal hearing. We may be subject to litigation in the future from these plaintiffs and others alleging exposure to asbestos due to alleged failure to properly encapsulate or remove friable asbestos on our vessels, as well as for exposure to second-hand smoke and other matters. For a related discussion of insurance coverage, please read "Business and Properties—Insurance Program" in Items 1 and 2 of this report.

        Our predecessors have agreed to indemnify us for certain liabilities. For more information, please read "Certain Relationships and Related Transactions—Omnibus Agreement—Indemnification" in Item 13 of this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Units, Distributions and Related Unitholder Matters

        Our common units are listed on the New York Stock Exchange under the symbol "KSP." As of September 1, 2009, there were 19,087,983 outstanding common units, representing an aggregate 98.95% limited partner interest in us, which were held by approximately 58 holders of record, representing approximately 10,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
			Cash Distribution(1)
	High	Low
2009 Fiscal Year
Fourth Quarter Ended June 30, 2009	$21.44	$16.46	$0.77
Third Quarter Ended March 31, 2009	$20.43	$13.25	$0.77
Second Quarter Ended December 31, 2008	$20.50	$10.80	$0.77
First Quarter Ended September 30, 2008	$31.75	$19.05	$0.77
2008 Fiscal Year
Fourth Quarter Ended June 30, 2008	$38.08	$31.53	$0.77
Third Quarter Ended March 31, 2008	$38.22	$31.14	$0.76
Second Quarter Ended December 31, 2007	$40.67	$33.90	$0.74
First Quarter Ended September 30, 2007	$48.50	$36.23	$0.72

    (1)
    Distributions are shown for the quarter with respect to which they were declared.

        The aggregate amount of cash distributions declared in respect of the 2009 and 2008 fiscal years totaled $51.0 million and $44.6 million, respectively. The general partner was issued an aggregate 99,683 common units in respect of the third and fourth quarters of fiscal 2009 in lieu of approximately $2.5 million of cash distributions. These common units were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

        Our ability to distribute available cash is contractually restricted by the terms of our credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under our credit facilities. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" in Item 7 of this report.

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

        If for any quarter, we have distributed available cash from operating surplus to the common unitholders an amount equal to the minimum quarterly distribution, then we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner in the following manner:

  •
  first, 98.95% to all unitholders, pro rata, and 1.05% to our general partner, until each unitholder receives a total of $0.55 per unit for that quarter;

  •
  second, 85.95% to all unitholders, pro rata, and 14.05% to our general partner, until each unitholder receives a total of $0.625 per unit for that quarter;

  •
  third, 75.95% to all unitholders, pro rata, and 24.05% to our general partner, until each unitholder receives a total of $0.75 per unit for that quarter; and

  •
  thereafter, 50.95% to all unitholders, pro rata, and 49.05% to our general partner.

        The percentage interests set forth above for our general partner include its 1.05% general partner interest and assume the general partner has not transferred the incentive distribution rights. The percentage interests set forth above may change if we issue additional partnership interests and our general partner does not elect to maintain its percentage interest by acquiring additional general partner units.

        Under our partnership agreement, our general partner and holders of incentive distribution rights may elect to receive distributions with respect to a quarter, in whole or in part, in the form of common units instead of cash to the extent approved in advance by the conflicts committee of the board of directors of the general partner of our general partner.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2009.

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

	Years Ended June 30,
	2009	2008	2007	2006	2005
Income Statement Data:
Voyage revenue	$310,429	$312,680	$216,924	$176,650	$118,811
Other revenue	20,033	13,600	9,650	6,118	2,583

Total revenues	330,462	326,280	226,574	182,768	121,394
Voyage expenses	67,029	79,427	45,875	37,973	24,220
Vessel operating expenses	144,291	124,551	96,005	77,325	49,296
General and administrative expenses	29,806	28,947	20,472	17,309	11,163
Depreciation and amortization	53,582	48,311	33,415	26,810	21,399
Net (gain) loss on sale of vessels	(702)	(601)	102	(313)	(264)

Total operating expenses	294,006	280,635	195,869	159,104	105,814

Operating income	36,456	45,645	30,705	23,664	15,580
Interest expense, net	21,503	21,275	14,097	10,118	5,949
Net loss on reduction of debt (1)	—	—	—	7,224	1,359
Other expense (income), net	719	(1,827)	(63)	(64)	(27)

Income before provision for income taxes	14,234	26,197	16,671	6,386	8,299
Provision for income taxes	287	529	851	484	163

Net income	$13,947	$25,668	$15,820	$5,902	$8,136

Net income per unit—basic	$0.89	$1.97	$1.56	$0.60	$0.95
—diluted	$0.88	$1.95	$1.55	$0.60	$0.95
Balance Sheet Data (at year end):
Vessels and equipment, net	$533,996	$608,209	$358,580	$316,237	$235,490
Total assets	738,803	798,308	439,833	389,220	275,267
Total debt	383,013	439,206	244,287	193,380	114,005
Partners' capital	279,414	275,178	152,653	163,943	141,940
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$51,956	$40,507	$41,176	$20,072	$24,163
Investing activities	(45,382)	(292,196)	(63,704)	(105,398)	(55,901)
Financing activities	(6,507)	252,529	22,614	86,064	31,447

	Years Ended June 30,
	2009	2008	2007	2006	2005
Other Financial Data:
Capital expenditures (2):
Maintenance	$21,431	$27,836	$20,337	$13,753	$8,024
Expansion (including vessel and company acquisitions)	9,624	240,710	25,960	98,073	39,337

Total	$31,055	$268,546	$46,297	$111,826	$47,361

Construction of tank vessels	$65,189	$51,987	$33,315	$20,702	$16,816

Distributions declared per common unit in respect of the period	$3.080	$2.990	$2.680	$2.380	$2.180
Operating Data:
Number of tank barges (at period end)	69	74	60	61	44
Number of tankers (at period end)	—	1	1	2	2
Number of tugboats (at period end)	66	66	44	41	25
Total barrel-carrying capacity (in thousands at period end)	4,125	4,423	3,464	3,357	2,561
Net utilization (3)	85%	84%	85%	83%	85%
Average daily rate (4)	$11,521	$11,334	$10,097	$9,245	$8,734

(1)
Fiscal 2006 and fiscal 2005 include losses of $7.2 million and $1.4 million, respectively, in connection with the restructuring of our revolving credit facility and repayment of certain term loans, including our private placement bonds guaranteed by the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936 in fiscal 2006.

(2)
We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet. Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet. Capital expenditures associated with retrofitting an existing vessel, or acquiring a new vessel, which increase the operating capacity of our fleet over the long term whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures. Drydocking expenditures are more extensive than normal routine maintenance and, therefore, are capitalized and amortized over three years. For more information regarding our accounting treatment of drydocking expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Amortization of Drydocking Expenditures" in Item 7 of this report.

(3)
"Net utilization" is a percentage equal to the total number of days actually worked by a tank vessel or group of tank vessels during a defined period, divided by the number of calendar days in the period multiplied by the total number of tank vessels operating or in drydock during that period.

(4)
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

GENERAL

        We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States. As of September 1, 2009, we operated a fleet of 69 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.1 million barrels of capacity, as of September 1, 2009, we believe we operate the largest coastwise tank barge fleet in the United States.

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

        The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Voyage Charter(1)	Bareboat Charter
Typical contract length	One year or more	One year or more	Single voyage	One year or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses(2)	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses(2)	We pay	We pay	We pay	Customer pays
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

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

SIGNIFICANT EVENTS DURING FISCAL 2009

Common Unit Offering

        On August 20, 2008, we completed a public offering of 2,000,000 common units representing limited partner interests. The price to the public was $25.80 per unit. The net proceeds of $49.8 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under our credit agreements and to make construction progress payments in connection with our vessel new-building program.

Change in Accounting Estimates

        In assessing the appropriateness of the useful lives and salvage values of our vessels, we considered the recent growth in the fleet and changes in its composition. We concluded, based on our accumulated data on useful lives and the planned future use of our vessels, as well as a review of industry data, that our assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, we prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income by $6.4 million and net income by $6.3 million, respectively and net income per fully diluted limited partner unit by $0.40 for the year ended June 30, 2009.

Insurance Call

        In December 2008, we received an additional call from our mutual insurance carrier. The call was primarily retrospective for policy years covering February 2006 through February 2009. The decision to make the call was based primarily on falling investment returns and projected underwriting losses. Although such additional calls are uncommon, our insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements. The additional calls, which were based upon the information available in mid-November 2008, totaled approximately $3.4 million. The call for the first policy year was paid in February 2009 and the call for the second policy year is expected to be paid in September 2009. The call for the last policy year is scheduled for payment in January 2010 and August 2010. Our insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary. We received updated information from our insurance carrier reflecting improved investment returns and underwriting results. Based on the information provided, our financial statements reflect additional insurance expense, included in vessel operating expenses, of approximately $2.5 million for the year ended June 30, 2009. Such estimates are subject to change and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

RECENT DEVELOPMENT

        In August 2009, we completed a public offering of 3,244,500 common units representing limited partner interests. The price to the public was $19.15 per unit. The aggregate net proceeds of approximately $59.4 million from the offering, after payment of underwriting discounts and commissions but excluding other transaction costs, were used to repay borrowings of approximately $35.0 million under our credit agreements and to make construction progress payments in connection with our vessel newbuilding program.

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

  •
  Voyage expenses.  Voyage expenses include fuel and other items such as port charges, pilot fees, tank cleaning costs and canal tolls, which are unique to a particular voyage. Depending on the form of contract and customer preference, voyage expenses may be paid directly by customers or by us. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically when we pay voyage expenses, we add them to our freight rates at an approximate cost.

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

  •
  Other revenue.  Other revenue includes revenue from bareboat charters and from towing and other miscellaneous services.

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

  •
  General and administrative expenses.  General and administrative expenses generally consist of employment costs of shore side staff and the cost of facilities, as well as legal, audit, insurance and other administrative costs.

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

 RESULTS OF OPERATIONS

        The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2009	2008	2007
Voyage revenue	$310,429	$312,680	$216,924
Other revenue	20,033	13,600	9,650

Total revenues	330,462	326,280	226,574
Voyage expenses	67,029	79,427	45,875
Vessel operating expenses	144,291	124,551	96,005
% of voyage and vessel operating expenses to total revenues	63.9%	62.5%	62.6%
General and administrative expenses	29,806	28,947	20,472
% of total revenues	9.0%	8.9%	9.0%
Depreciation and amortization	53,582	48,311	33,415
Net (gain) loss on sale of vessels	(702)	(601)	102

Operating income	36,456	45,645	30,705
% of total revenues	11.0%	14.0%	13.6%
Interest expense, net	21,503	21,275	14,097
Other expense (income), net	719	(1,827)	(63)

Income before provision for income taxes	14,234	26,197	16,671
Provision for income taxes	287	529	851

Net income	$13,947	$25,668	$15,820

Net voyage revenue by trade
Coastwise
Total tank vessel days	16,262	15,103	11,032
Days worked	14,246	13,174	9,954
Scheduled drydocking days	333	831	511
Net utilization	88%	87%	90%
Average daily rate	$13,457	$13,731	$12,375
Total coastwise net voyage revenue (a)	$191,711	$180,893	$123,182
Local
Total tank vessel days	8,545	9,267	8,864
Days worked	6,880	7,406	6,987
Scheduled drydocking days	218	174	232
Net utilization	81%	80%	79%
Average daily rate	$7,513	$7,070	$6,851
Total local net voyage revenue (a)	$51,689	$52,360	$47,867
Tank vessel fleet
Total tank vessel days	24,807	24,370	19,896
Days worked	21,126	20,580	16,941
Scheduled drydocking days	551	1,005	743
Net utilization	85%	84%	85%
Average daily rate	$11,521	$11,334	$10,097
Total fleet net voyage revenue (a)	$243,400	$233,253	$171,049

(a)
Net voyage revenue is a non-GAAP measure which is defined above under "Definitions" and reconciled to Voyage revenue, the nearest GAAP measure, under "Voyage Revenue and Voyage Expenses" in the period-to-period comparisons below.

Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

Voyage Revenue and Voyage Expenses

        Voyage revenue was $310.4 million for the year ended June 30, 2009, a decrease of $2.3 million, or 0.7%, as compared to voyage revenue of $312.7 million for the year ended June 30, 2008. Voyage expenses were $67.0 million for the year ended June 30, 2009, a decrease of $12.4 million, or 15.6%, as compared to voyage expenses of $79.4 million for the year ended June 30, 2008. The decrease in voyage expenses primarily relates to the decrease in the price of fuel.

Net Voyage Revenue

        Net voyage revenue was $243.4 million for the year ended June 30, 2009, an increase of $10.1 million, or 4.3%, as compared to net voyage revenue of $233.3 million for the year ended June 30, 2008. In our coastwise trade, net voyage revenue was $191.7 million for the year ended June 30, 2009, an increase of $10.8 million, or 6.0%, as compared to $180.9 million for the year ended June 30, 2008. Net utilization in our coastwise trade was 88% for the year ended June 30, 2009 as compared to 87% for the year ended June 30, 2008. Net voyage revenue in our coastwise trade increased $15.0 million for the year ended June 30, 2009 due (1) to an increase in the number of working days for our barges (a) the DBL 77 and the Washington, both of which began operations in July 2008 and (b) the DBL 76 and the DBL 79, which began operations in November 2008 and January 2009, respectively, and (2) the net decrease in scheduled drydocking days in fiscal year 2009 versus fiscal year 2008. These increases were partially offset by a decrease of $2.5 million relating to two barges that were sold and a decrease of $1.8 million relating to a barge which worked in the spot market in the year ended June 30, 2009 as compared to being on a time charter for the year ended June 30, 2008. Average daily rates in our coastwise trade decreased 2.0% to $13,457 for the year ended June 30, 2009 from $13,731 for the year ended June 30, 2008 due to a write down of our fuel inventory to reflect lower fuel cost and lower rates in the Gulf Coast region due to decreased demand for #6 oil due to the lower price of natural gas.

        Net voyage revenue in our local trade for the year ended June 30, 2009 decreased by $0.7 million, or 1.3%, to $51.7 million from $52.4 million for the year ended June 30, 2008. Local net voyage revenue increased by $3.8 million during the year ended June 30, 2009 due to the increased number of working days for the newbuild barges DBL 23, DBL 24 and DBL 25, which were delivered in September 2007, December 2007, and March 2008, respectively. Additionally, local net voyage revenue increased by $2.0 million due to the movement of two vessels from performing operational support activities for our waste water treatment and Philadelphia facilities during the year ended June 30, 2008 to the spot bunker market in the year ended June 30, 2009 and the return to service of a vessel that was in shipyard for an extended period during the year ended June 30, 2008. The $5.8 million increase was offset by a decrease in local net voyage revenue of $6.4 million due to the retirement of six single-hull vessels, four of which were sold as of June 30, 2009. Net utilization in our local trade was 81% for the year ended June 30, 2009, compared to 80% for the year ended June 30, 2008. Average daily rates in our local trade increased 6.3% to $7,513 for the year ended June 30, 2009 from $7,070 for the year ended June 30, 2008 due to higher rates on certain clean oil vessels due to a colder winter as compared to the year ended June 30, 2008 and higher rates on certain newbuild vessels.

Other Revenue

        Other revenue increased by $6.4 million, or 47.1%, to $20.0 million for the year ended June 30, 2009, as compared to $13.6 million for the year ended June 30, 2008. Of this $6.4 million increase, $5.9 million was attributable to increased revenue from the purchase of eight tugboats in June 2008, $0.9 million was a result of a full year of operations relating to the Smith Maritime Group acquisition, and $0.5 million related to a customer contract cancellation settlement during fiscal year 2009. These increases were partially offset by a $1.0 million decrease due to three vessels whose charters terminated during fiscal year 2009 and which had operated under charters during the year ended June 30, 2008.

Vessel Operating Expenses

        Vessel operating expenses were $144.3 million for the year ended June 30, 2009, an increase of $19.7 million, or 15.8%, as compared to $124.6 million for the year ended June 30, 2008. Voyage and vessel operating expenses as a percentage of total revenues increased to 63.9% for the year ended June 30, 2009 from 62.5% for the year ended June 30, 2008. Vessel labor and related costs for the year ended June 30, 2009 increased $18.0 million as a result of a contractual labor rate increase reflected in our new two-year labor contract with certain of our vessel employees and a higher average number of employees for the year ended June 30, 2009 due to the operation of the additional barges and tugboats described under "—Net voyage revenue" and "—Other Revenue" above. Other vessel operating costs increased approximately $1.8 million for the year ended June 30, 2009, including $8.4 million of aggregate increases attributable to (1) an increase in vessel insurance premiums of $4.4 million due an increased number of vessels and rate increases, including $2.5 million relating to the additional call described in "—Significant Events" above; (2) an increase of $1.2 million for repairs, damages, maintenance, supplies and parts; (3) an increase of $0.6 million relating to bad debt expense primarily as a result of the resolution of an arbitration proceeding; (4) an increase of $0.9 million in outside charter fees primarily due to certain sale-leaseback agreements entered into during fiscal 2009; and (5) an increase of $1.3 million relating to fuel and other costs. Such increases were partially offset by a decrease of $6.0 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008 and a $0.6 million decrease in uninsured losses relating to the deductible portion of insurance claims.

Depreciation and Amortization

        Depreciation and amortization was $53.6 million for the year ended June 30, 2009, an increase of $5.3 million, or 11.0%, as compared to $48.3 million for the year ended June 30, 2008. The increase in depreciation and amortization for the year ended June 30, 2009 includes $5.0 million for vessels purchased and newbuilds placed in service during fiscal years 2009 and 2008 and $5.8 million for increased drydocking amortization. These increases were partially offset by a decrease of $6.4 million due to the change in estimated useful lives of our vessels and salvage values as described under "—Significant Events" above.

General and Administrative Expenses

        General and administrative expenses were $29.8 million for the year ended June 30, 2009, an increase of $0.9 million, or 3.1%, as compared to general and administrative expenses of $28.9 million for the year ended June 30, 2008. As a percentage of total revenues, general and administrative expenses increased to 9.0% for the year ended June 30, 2009 from 8.9% for the year ended June 30, 2008. The $0.9 million increase for the year ended June 30, 2009 is primarily the result of increased personnel costs resulting from increased average headcount for the year ended June 30, 2009 to support our growth and the additional facilities costs of our offices in Hawaii and Seattle.

Interest Expense, Net

        Net interest expense was $21.5 million for the year ended June 30, 2009, or $0.2 million higher than the $21.3 million incurred for the year ended June 30, 2008. Net interest expense increased slightly for the year ended June 30, 2009 compared to June 30, 2008 because of higher average debt balances, partially offset by lower variable interest rates.

Other Expense (Income), Net

        Other expense (income), net of $0.7 million for the year ended June 30, 2009 is primarily comprised of a $0.5 million provision for contract cancellation. Other expense (income), net of ($1.8 million) for the year ended June 30, 2008 is primarily comprised of a reimbursement of certain expenses totaling $2.1 million resulting from a court settlement relating to an incident with one of our tank barges in November 2005.

Provision for Income Taxes

        Our provision for income taxes is based on our estimated annual effective tax rate. For the fiscal year ended June 30, 2009 and 2008, our effective tax rate was 2.0%. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership's corporate subsidiaries.

Net Income

        Net income was $13.9 million for the year ended June 30, 2009, a decrease of $11.8 million compared to net income of $25.7 million for the year ended June 30, 2008. This decrease resulted primarily from a $9.2 million decrease in operating income, a $2.5 million decrease in other income and a $0.2 million increase in interest expense, partially offset by a $0.2 million decrease in the provision for income taxes.

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

Net Voyage Revenue

        Net voyage revenue was $233.3 million for the fiscal year ended June 30, 2008, an increase of $62.3 million, or 36%, as compared to net voyage revenue of $171.0 million for the fiscal year ended June 30, 2007. In our coastwise trade, net voyage revenue was $180.9 million for the fiscal year ended June 30, 2008, an increase of $57.7 million, or 47%, as compared to $123.2 million for the fiscal year ended June 30, 2007. Net utilization in our coastwise trade was 87% for the fiscal year ended June 30, 2008 as compared to 90% for the fiscal year ended June 30, 2007. Net utilization in fiscal 2008 was adversely affected by a larger than usual number of shipyard days. The acquisition of the Smith Maritime Group in August 2007 resulted in increased coastwise net voyage revenue of $42.4 million for the fiscal year ended June 30, 2008. Net voyage revenue increased by an additional $13.4 million during the fiscal year ended June 30, 2008 due to an increase in the number of working days for our barges (1) the DBL 104, which began operations in April 2007, (2) the DBL 134, which was in shipyard being coupled with the Irish Sea in the prior fiscal period, (3) the DBL 151, which was in shipyard for an extended stay in the prior fiscal period and (4) the Columbia, which was purchased and placed in service in September 2007. Average daily rates in our coastwise trade increased 11% to $13,731 for the fiscal year ended June 30, 2008 from $12,375 for the fiscal year ended June 30, 2007.

        Net voyage revenue in our local trade for the fiscal year ended June 30, 2008 increased by $4.5 million, or 9%, to $52.4 million from $47.9 million for the year ended June 30, 2007. Local net voyage revenue increased by $8.3 million for the fiscal year ended June 30, 2008 due to the increased number of work days for the newbuild barges DBL 27, DBL 22, DBL 23, DBL 24 and DBL 25 delivered in January 2007, June 2007, September 2007, December 2007 and March 2008, respectively. This increase was partially offset by the retirement of four single-hulled tank vessels, which decreased net voyage revenue by $2.1 million, and also by weakness in the market for certain older, smaller units and an unseasonably warm winter in the northeast, which reduced demand for heating oil. Net utilization in our local trade was 80% for the fiscal year ended June 30, 2008, compared to 79% for the fiscal year ended June 30, 2007. Average daily rates in our local trade increased 3% to $7,070 for the fiscal year ended June 30, 2008 from $6,851 for the fiscal year ended June 30, 2007. Net utilization in fiscal 2008 was positively impacted by higher utilization for our newbuild barges.

Other Revenue

        Other revenue was $13.6 million for the fiscal year ended June 30, 2008, compared to $9.7 million for the fiscal year ended June 30, 2007. Increases from the Smith Maritime Group contributed $5.2 million and the eight tugboats purchased from Roehrig Maritime in June 2008 contributed $0.8 million. These increases were partially offset by a $2.3 million decrease in chartering of tank barges to third parties.

Vessel Operating Expenses

        Vessel operating expenses were $124.6 million for the fiscal year ended June 30, 2008, an increase of $28.6 million, or 30%, as compared to $96.0 million for the fiscal year ended June 30, 2007. Voyage and vessel operating expenses as a percentage of total revenues decreased to 62.5% for the fiscal year ended June 30, 2008 from 62.6% for the fiscal year ended June 30, 2007. Vessel labor and related costs increased $18.6 million during fiscal 2008 as a result of contractual labor rate increases and a higher average number of employees due to the operation of the additional barges described under "—Net voyage revenue" above, the acquisition of the Smith Maritime Group during August 2007 and additional tugboats purchased during fiscal 2008. Insurance costs and vessel repairs and supplies increased $9.7 million during fiscal 2008 as a result of the operation of the larger number of vessels. Additionally, outside towing costs decreased $1.3 million due to additional tugboats purchased during fiscal 2008.

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

General and Administrative Expenses

        General and administrative expenses were $28.9 million for the fiscal year ended June 30, 2008, an increase of $8.4 million, or 41%, as compared to general and administrative expenses of $20.5 million for the fiscal year ended June 30, 2007. As a percentage of total revenues, general and administrative expenses decreased to 8.9% for the fiscal year ended June 30, 2008 from 9.0% for the fiscal year ended June 30, 2007. The $8.4 million increase during fiscal 2008 was mainly a result of increased personnel costs resulting from the Smith Maritime Group acquisition, increased headcount to support our growth, and the additional facilities costs of our new offices in Philadelphia and Hawaii.

Interest Expense, Net

        Net interest expense was $21.3 million for the fiscal year ended June 30, 2008, or $7.2 million higher than the $14.1 million incurred in fiscal year ended June 30, 2007. The increase resulted from higher average debt balances resulting from increased credit line and term loan borrowings in connection with our acquisition and vessel newbuilding program. In addition, we incurred $1.1 million of interest expense during fiscal 2008 for bridge financing in connection with the Smith Maritime Group acquisition.

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

Net Income

        Net income was $25.7 million for the fiscal year ended June 30, 2008; an increase of $9.9 million compared to net income of $15.8 million for the fiscal year ended June 30, 2007. This increase resulted primarily from a $14.9 million increase in operating income, a $1.8 million increase in other income and a $0.3 decrease in the provision for income taxes, partially offset by a $7.2 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Cash Flows.    Net cash provided by operating activities was $51.9 million, $40.5 million and $41.2 million for the years ended June 30, 2009, 2008 and 2007, respectively. The increase of $11.4 million in fiscal 2009, compared to fiscal 2008, resulted from a $10.2 million positive impact from changes in assets and liabilities and a $4.9 million decrease in drydocking payments, which were partially offset by a $3.7 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization). During the year ended June 30, 2009, our working capital decreased, thereby increasing cash flow, primarily due to a decrease in accounts receivable as a result of improved collections and a decrease in prepaid expenses and other current assets mainly due to the lower cost of the fuel inventory used to power our tugboats. This was offset by a decrease in accounts payable as a result of the timing of payments. The decrease of $0.7 million in fiscal 2008, compared to fiscal 2007, resulted from a $12.9 million negative impact from changes in operating working capital and by increased drydocking payments of $10.6 million, offset by $22.8 million of improved operating results, after adjusting for non-cash expenses such as depreciation and amortization. During fiscal 2008, our working capital increased mainly due to increased accounts receivable as a result of increased revenues, and increased prepaid expenses as a result of increased fuel inventory which resulted from higher fuel prices.

        Investing Cash Flows.    Net cash used in investing activities totaled $45.4 million, $292.2 million and $63.7 million for the years ended June 30, 2009, 2008 and 2007, respectively. Tank vessel construction in the year ended June 30, 2009 aggregated $65.2 million and included progress payments on the construction of one 185,000-barrel articulated tug barge unit, one 100,000-barrel tank barge and two 80,000-barrel tank barges. Capital expenditures of $10.1 million for the year ended June 30, 2009 consisted primarily of coupling tugboats to our newbuild tank barges and rebuilding the hull of one of our tugboats. Cash proceeds on the sale of vessels in the year ended June 30, 2009 were $29.5 million, primarily related to sale-leaseback agreements. Excluded from this amount are $1.5 million related to a note issued by the purchaser of a single-hull barge which is expected to be paid in monthly installments with the final payment due in April 2010 and $2.1 million related to a note issued by the purchaser of a single-hull barge which is expected to be paid in monthly installments with the final payment due in October 2010.

        Fiscal 2008 included the $168.9 million cash portion of the purchase price for the Smith Maritime Group. Vessel acquisitions for fiscal 2008 included $60.5 million to acquire two existing barges and eleven additional tugs. We issued a $3.0 million note to the seller on one of the barge purchases, which was paid in November 2007. Vessel acquisitions totaled $16.2 million for fiscal 2007, which related to the purchase of five tugboats and certain small tank vessels. Tank vessel construction for fiscal 2008 aggregated $52.0 million and included progress payments on the construction of three new 80,000-barrel tank barges, three new 28,000-barrel tank barges, a new 50,000-barrel tank barge, a new 100,000-barrel tank barge and a new 185,000-barrel articulated tug-barge unit. Tank vessel construction of $33.3 million in fiscal 2007 included progress payments on construction of a new 100,000-barrel tank barge, three new 80,000-barrel tank barges and six new 28,000-barrel tank barges. Other capital expenditures, totaling $13.3 million in fiscal 2008, related primarily to the coupling of tugboats to our newbuild tank barges, tank renovations on two tank barges and improvements to a newly purchased tug. Capital expenditures of $14.8 million in fiscal 2007 included the coupling of tugboats to our newbuild tank barges and the rebuilding of one of our larger existing tank barges. Capital expenditures made in the normal course of business are generally financed by cash from operations and, where necessary, borrowings under our credit agreement.

        Financing Cash Flows.    Net cash used in financing activities was $6.5 million for the year ended June 30, 2009. Net cash provided by financing activities was $252.5 million and $22.6 million for the years ended June 30, 2008 and 2007, respectively. The primary financing activities for the year ended June 30, 2009 included $51.6 million in gross proceeds from the issuance of 2,000,000 common units in August 2008, $41.4 million in proceeds from the issuance of long-term debt and the repayment of $20.7 million of term loans (which excludes $49.8 million of term loans refinanced via operating lease agreements). We used a portion of the equity offering proceeds for the repayment of $37.5 million of credit agreement borrowings and had additional net borrowings under the credit agreement of $11.7 million. We also made $50.8 million in distributions to partners during fiscal 2009 as described under "—Payment of Distributions" below. The primary financing activities for fiscal 2008 were $138.3 million in gross proceeds from the issuance of 3,500,000 common units in September 2007, $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds, and $161.9 million of other term loans to finance our vessel newbuilding program and certain tug and barge purchases (including the purchase of eight tugboats from Roehrig Maritime LLC as described under "—Term Loans" below). Repayment of term loans during fiscal 2008 totaled $171.8 million, which included $105.0 million related to the Smith Maritime Group and $27.5 million of bridge financing for the purchase of eight tugboats from Roehrig Maritime LLC. We also increased our credit line borrowings during fiscal 2008 by a net $69.0 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and paid $40.4 million in distributions to partners as described under "—Payment of Distributions" below.

        During fiscal 2007, we increased our credit line borrowings by a net $43.1 million, increased borrowings on term loans by $14.9 million to finance the construction of new tank barges, repaid term loans by $7.7 million, and paid $27.1 million in distributions to partners.

        Payment of Distributions.    The board of directors of K-Sea General Partner GP LLC declared the following quarterly distributions to unitholders: $0.77 per unit in respect of the quarter ended June 30, 2008, which was paid on August 14, 2008 to unitholders of record on August 6, 2008; $0.77 per unit in respect of the quarter ended September 30, 2008, which was paid on November 14, 2008 to unitholders of record on November 7, 2008; $0.77 per unit in respect of the quarter ended December 31, 2008, which was paid on February 16, 2009 to unitholders of record on February 9, 2009; and $0.77 per unit in respect of the quarter ended March 31, 2009, which was paid on May 15, 2009 to unitholders of record on May 8, 2009. For the quarterly period ended March 31, 2009, the board of directors of K-Sea General Partner GP LLC, after considering the recommendation of its conflicts committee, which consists entirely of independent directors, approved the issuance of 49,775 common units to our general partner in lieu of $1.244 million in cash distributions for the quarterly period ended March 31, 2009. Additionally, the board of directors of K-Sea General Partner GP LLC declared a quarterly distribution of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to holders of record on August 10, 2009. For the quarterly period ended June 30, 2009, the board of directors of K-Sea General Partner GP LLC, after considering the recommendation of its conflicts committee, approved the issuance of 49,908 common units to our general partner in lieu of $1.248 million in cash distributions. Any proposal to issue common units to the general partner in lieu of a future cash distribution will be considered by the board of directors of K-Sea General Partner GP LLC and its conflicts committee at the time such future distribution is considered.

        Oil Pollution Act of 1990.    Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. At September 1, 2009, approximately 83% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

        Ongoing Capital Expenditures.    Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $22.7 million per year to drydock and maintain our fleet. We expect drydocking and maintenance expenditures to approximate $22.5 million in fiscal 2010. In addition, we anticipate that we will spend $1.0 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 2 to the table in "Selected Financial Data" in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2009	2008	2007
Maintenance capital expenditures	$21,431	$27,836	$20,337
Expansion capital expenditures (including vessel and company acquisitions)	9,624	240,710	25,960

Total capital expenditures	$31,055	$268,546	$46,297

Construction of tank vessels	$65,189	$51,987	$33,315

        During fiscal 2009, we took delivery of the following newbuild vessels: in December 2008, an 80,000-barrel tank barge, the DBL 79, and in November 2008, an 80,000-barrel tank barge, the DBL 76. During fiscal 2008, we took delivery of the following newbuild vessels: in June 2008, an 80,000-barrel tank barge, the DBL 77; in March 2008, a 28,000-barrel tank barge, the DBL 25; in December 2007, a 28,000-barrel tank barge, the DBL 24; and in September 2007, a 28,000-barrel tank barge, the DBL 23. In total, we have agreements with shipyards for (1) the construction of a

100,000-barrel tank barge and an articulated tug-barge unit ("ATB") and (2) the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery
One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010
One 100,000-barrel tank barge	3rd Quarter fiscal 2010
Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

        The above ATB and 100,000-barrel tank barge are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $101.0 million, of which $66.7 million has been spent as of June 30, 2009. We have agreements for a seven year term charter for both the ATB and the 100,000-barrel tank barge with major customers that are expected to commence upon delivery.

        We periodically evaluate entering into sale-leaseback transactions in order to lower the cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third party financial institutions. In general, these sale-leaseback transactions result in a reduction of vessels and debt on the balance sheet. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased vessel rental expense, which we classify as vessel operating expenses.

        In December 2008, we sold three barges under sale-leaseback agreements with two financial institutions for an aggregate sales price of $34.4 million. The proceeds of the sales were used to make the final payment for construction of one of the vessels, refinance debt with operating lease obligations and fund a security deposit associated with a lease agreement. Each of the three operating lease agreements gives us the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buy out options after ten years and nine years, respectively. One lease includes a rent escalation after six years. Gains on the sale of two vessels of $0.9 million and $0.8 million have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms. Prepaid rent and deferred transaction related costs of $1.6 million will be amortized on a straight line basis over the respective lease terms.

        In June 2009, we sold five barges under sale-leaseback agreements with three financial institutions for an aggregate sales price of $47.8 million. Approximately $34.4 million of sales proceeds were disbursed directly by the purchasers to refinance debt with operating lease obligations and fund security deposits associated with certain lease agreements. Four of the five operating lease agreements give us the right to renew the lease at the end of its initial lease term, which ranges from nine and a half to ten years. Two of these leases include early buyout options after nine years, one lease includes an early buyout option after seven and three quarter years and two leases include early buyout options after seven years. Gains on the sale of two vessels of $1.4 million and $0.1 million have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over each of their respective lease terms. Losses on the sales of two vessels of $0.3 million and $0.1 million have been included in the consolidated statement of operations. Prepaid rent and deferred transaction related costs of $1.1 million will be amortized on a straight line basis over the respective lease terms.

        Aggregate rent expense for these eight operating lease agreements over their terms is $74.7 million (net of the gain amortization described above), including rent expense of $1.4 million for the year ended June 30, 2009 and $7.1 million per year for each year in the five year period ending June 30, 2014. The net unamortized gain and the net unamortized prepaid rent and deferred costs relating to these eight leases are $3.1 million and $2.7 million, respectively, as of June 30, 2009.

        Additionally, we intend to retire, retrofit or replace 17 (including two chartered-in) single-hull tank vessels by January 1, 2015, which at September 1, 2009 represented approximately 17% of our barrel-carrying capacity. The capacity of certain of these single-hulled vessels has already been effectively replaced by double-hulled vessels placed into service in the past several years. We estimate that the current cost to replace the remaining capacity with newbuildings and by retrofitting certain of our existing vessels totals approximately $39.0 million. This capacity can also be replaced by acquiring existing double-hulled tank vessels as opportunities arise. We evaluate the most cost-effective means to replace this capacity on an ongoing basis.

        Liquidity Needs.    Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders, and drydocking expenditures while our long term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short term liquidity needs are cash flows from operations and borrowings under our credit agreement, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

        We believe that cash flows from operations and borrowings under our credit agreement, described under "—Credit Agreement" below, will be sufficient to meet our liquidity needs for the next 12 months.

        Credit Agreement.    We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations. On August 14, 2007, we amended and restated our revolving credit agreement to provide for (1) an increase in availability to $175.0 million under the primary revolving facility, with an increase in the term to seven years, (2) amendments to certain financial covenants and (3) a reduction in interest rate margins. Under certain conditions, we have the right to increase the primary revolving facility by up to $75.0 million, to a maximum total facility amount of $250.0 million. On November 7, 2007, we exercised this right and increased the facility by $25.0 million to $200.0 million. The primary revolving facility is collateralized by a first perfected security interest in a pool of vessels and certain equipment and machinery related to such vessels having a net book value of $255.0 million and a total fair market value of approximately $256.0 million as of June 30, 2009.

        As of June 30, 2009 and 2008, we had $139.9 million and $162.4 million outstanding on the revolving facility.

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

        Interest on a base rate loan is payable monthly over the term of the credit agreement. Interest on a LIBOR-based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the credit agreement.

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

  •
  asset coverage of at least 1.25 to 1.00,

  •
  EBITDA to fixed charges of at least 1.85 to 1.00,

  •
  total funded debt to EBITDA of no greater than 4.00 to 1.00 for quarterly periods through June 30, 2009 and 3.75 to 1.00 for quarterly periods thereafter;

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

        On November 30, 2007, we entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104.9 million of our credit agreement borrowings to fixed rates, for a term of three years. The fixed rates to be paid by us average 4.01% plus the applicable margin. The fair value of the swap contracts of ($4.7 million) and ($1.2 million) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        We also maintain a separate $5.0 million revolver with a commercial bank to support our daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.40%; amounts outstanding at June 30, 2009 and 2008 totaled $0.4 million and $3.7 million, respectively. This revolving credit facility is collateralized by three barges and two tug boats.

        Term Loans.    Term loans and capital lease obligation outstanding at June 30, 2009 and 2008 were as follows. Descriptions of these borrowings are included below:

	2009	2008
	(in thousands)
Term loans due:
October 5, 2008	$—	$4,265
May 1, 2012	2,619	3,418
October 1, 2012	2,245	2,830
December 31, 2012	8,317	9,102
January 1, 2013	11,039	13,243
April 30, 2013	14,036	15,321
May 1, 2013	67,661	71,916
June 1, 2014	17,418	18,869
June 1, 2015	—	16,497
July 1, 2015	26,284	27,465
November 1, 2015	5,601	—
December 1, 2016	46,023	10,381
February 28, 2018	5,139	5,370
April 1, 2018	4,096	4,275
May 1, 2018	15,638	46,858
June 1, 2018	—	4,300
August 1, 2018	16,220	17,990
Capital lease obligation	399	1,035

	242,735	273,135
Less current portion	16,820	16,754

	$225,915	$256,381

        On October 8, 2008, we entered into a loan agreement with a financial institution to borrow $5.8 million, for which we pledged two tug boats as collateral. The proceeds of the loan were used to repay indebtedness under our revolving credit agreement. This loan bears interest at a fixed rate of 5.85% per annum. This loan is repayable by one payment of interest only covering the period from the closing date through October 31, 2008, which was paid on November 1, 2008, and 84 monthly installments of $0.06 million commencing December 1, 2008, with the remaining principal balance of $2.9 million, together with interest, due on November 1, 2015. Outstanding borrowings were $5.6 million at June 30, 2009.

        On June 5, 2008, we closed the last of eleven fixed-rate term loans aggregating $72.1 million, which were entered into between April 30, 2008 and June 5, 2008. These loans were arranged with a financial institution, which assigned all but two to other financial institutions. The proceeds of these loans were used to repay borrowings under our credit agreement, except for $15.0 million which was used to repay an advance on such loans which was borrowed on March 21, 2008 concurrent with the repayment of a separate term loan on March 24, 2008. These term loan agreements contain customary events of default, including a cross default to our credit agreement, and also the fixed charge coverage ratio requirement that is included in the credit agreement. In conjunction with the sale-leaseback transactions two of these term loans were repaid in December 2008 and four were repaid in June 2009. The remaining five term loans have a term of ten years maturing between April 1, 2018 and May 1, 2018 and are collateralized by three barges and two tugboats. The remaining five term loans bear a weighted average interest rate of 6.43% and are repayable in an aggregate fixed monthly payment of $0.2 million. Final balloon payments on the remaining five term loans aggregate $9.1 million between

April 1, 2018 and May 1, 2018. Borrowings outstanding on these loans totaled $19.7 million and $71.9 million at June 30, 2009 and 2008, respectively.

        Also on June 5, 2008, in connection with the acquisition of eight tugboats and ancillary equipment from Roehrig Maritime LLC, we entered into a $31.7 million bridge loan agreement with a financial institution. The bridge loan was to mature on October 5, 2008; we have since refinanced $27.5 million of the bridge loan with term loans and repaid the balance on July 13, 2008 using our revolving credit agreement. The term loans all have terms of seven years. Two of the loans totaling $19.9 million bear a weighted average interest rate of 6.52% and are repayable in an aggregate fixed monthly amount of $0.2 million, with final balloon payments of principal totaling $12.1 million due at maturity on July 1, 2015. A third term loan bears interest at LIBOR plus 2.0%, is repayable in fixed principal amounts ranging from $30,896 to $41,946 monthly, plus interest, and matures on July 1, 2015 at which time a final balloon payment of principal of $4.6 million is due. These term loans are collateralized by six tugboats. Borrowings outstanding on these term loans totaled $ 26.3 million and $27.5 million at June 30, 2009 and 2008, respectively.

        On June 4, 2008, we entered into a credit agreement (the "ATB Agreement") with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57.6 million. Obligations under the ATB Agreement are collateralized during the construction period by an assignment of our rights under the construction contract with the shipyard and, after delivery, by a first preferred mortgage in the tug-barge unit. Interest is payable quarterly at the applicable LIBOR rate plus a margin ranging from 1.05% to 1.85% based upon our ratio of total funded debt to EBITDA, as defined in the agreement. At the delivery date of the unit, which is expected during the fourth quarter of calendar 2009, the aggregate of the advances taken during the construction period will be converted to a term loan repayable in twenty-eight quarterly payments covering 37.5% of the term loan, which are expected to approximate $0.8 million each, plus interest at LIBOR plus the applicable margin. The twenty eighth and final payment will also include a balloon payment of 62.5% of the term loan, estimated at $36.0 million. The ATB Agreement contains the same financial covenants as are contained in our credit agreement described above, as well as customary events of default. We had outstanding borrowings of $46.0 million and $10.4 million at June 30, 2009 and 2008, respectively, under the ATB Agreement. On June 13, 2008, we also entered into an agreement with the financial institution to swap the LIBOR-based, variable rate interest payments on the outstanding balance of the ATB Agreement to a fixed rate of 5.08% over the same term, resulting in a total fixed interest rate of 5.08% plus the applicable margin. The fair value of the swap contract of ($4.6 million) and ($0.9 million) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        On February 22, 2008, we closed a new ten-year, $5.4 million term loan to finance the purchase of a tugboat. The loan bears interest at 6.15%, and is repayable in monthly installments of $46,220 with a final payment at maturity on February 28, 2018 of $2.4 million. The loan is collateralized by the related tugboat. The principal balance of the loan was $5.1 million and $5.4 million at June 30, 2009 and 2008, respectively.

        On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, we assumed two term loans totaling $23.5 million. The first, in the amount of $19.5 million, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147,455, plus interest, through August 2018. The second, in the amount of $4.0 million, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59,269 to $81,320, plus interest, through May 2012. These loans are collateralized by three tank barges. We also agreed with the lender to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.46%, plus a margin, over the same terms as the loans. Borrowings outstanding on the term loans were $18.8 million and $21.4 million at June 30, 2009 and 2008, respectively. The fair value of the swap contract of ($1.9 million) and ($1.2 million) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        Also in connection with the acquisition of the Smith Maritime Group, we acquired an option to purchase a 50% interest in a joint venture which was exercised in October 2007. The joint venture is consolidated in the accompanying financial statements. The joint venture debt, consisting of a term loan which bears interest at 6.5%, matures on October 1, 2012, and is collateralized by the related tank barge. Borrowings outstanding on this term loan at June 30, 2009 and 2008 were $2.2 million and $2.8 million, respectively.

        In May 2006, we entered into an agreement to borrow up to $23.0 million to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable in monthly principal payments of $120,958, plus accrued interest, over seven years, with the remaining principal amount of $10.3 million payable at maturity on June 1, 2014. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan were $17.4 million and $18.9 million at June 30, 2009 and 2008, respectively.

        On April 3, 2006, we entered into an agreement with a lending institution under which we borrowed $80.0 million, for which we pledged six tugboats and six tank barges as collateral. We used the proceeds of these loans to repay indebtedness under our credit agreement. Borrowings are represented by six loans which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $67.7 million and $71.9 million as of June 30, 2009 and 2008, respectively. Also on April 3, 2006, we entered into an agreement with the lending institution to swap the one-month, LIBOR-based, variable interest payments on the $80.0 million of loans for a fixed payment at a rate of 5.2275% plus the applicable margin, over the same terms as the loans. This swap results in a fixed interest rate on the loans of 6.6275% for their seven-year term. The fair value of the swap contract of ($6.4 million) and ($3.5 million) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        The interest rate swap contracts referred to above have all been designated as cash flow hedges and, therefore, the unrealized gains and losses resulting from the change in fair value of each of the contracts are being reflected in other comprehensive income in the consolidated statements of operations.

        On December 19, 2005, one of our subsidiaries entered into a seven year Canadian dollar (CDN $) term loan to refinance the purchase of an integrated tug-barge unit. The proceeds of US $13.0 million were used to repay borrowings under our credit agreement, which had been used to finance the purchase of the unit. The loan bears interest at a fixed rate of 6.59% and is repayable in 60 monthly installments of CDN $136,328 and 23 monthly installments of CDN $215,991 with the remaining principal amount of CDN $7.7 million payable at maturity on January 1, 2013. This loan is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan totaled US $11.0 million and US $13.2 million as of June 30, 2009 and 2008, respectively.

        In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107,143 with the remaining principal amount of $9.0 million payable at maturity on April 30, 2013. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $14.0 million and $15.3 million at June 30, 2009 and 2008, respectively.

        In March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $65,500 with the remaining principal amount of $5.5 million payable at maturity on December 31, 2012. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $8.3 million and $9.1 million at June 30, 2009 and 2008, respectively.

        Restrictive Covenants.    The agreements governing our credit facility, the term loans and the operating lease agreements contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of asset coverage of at least 1.25 to 1.00, fixed charge coverage of at least 1.85 to 1.00 and of total funded debt to EBITDA (as defined in the agreements) of no greater than 4.00 to 1.00 through June 30, 2009 and of no greater than 3.75 to 1.00 thereafter. We continuously monitor our debt covenants and when considering future transaction, our decision making process evaluates the impact such transactions will have on our debt covenants. As of June 30, 2009 and 2008, we were in compliance with all of our debt covenants.

        Issuances of Common Units.    In August 2009, we completed a public offering of 3,244,500 common units at a price to the public of $19.15 per unit. The net proceeds of $59.4 million from the offering, after payment of underwriting discounts and commissions but excluding other transaction costs, were used to repay borrowings of approximately $35.0 million under our credit agreements and to make construction progress payments in connection with our vessel newbuilding program.

        On August 20, 2008, we completed a public offering of 2,000,000 common units at a price to the public of $25.80 per unit. The net proceeds of $49.8 million from the offering, after payment of underwriting discounts and commissions and payment of expenses, were used to repay borrowings under our credit agreements and to make construction progress payments in connection with our vessel newbuilding program.

        On August 14, 2007, we issued 250,000 common units to certain sellers in connection with our acquisition of the Smith Maritime Group. On September 26, 2007, we completed a public offering of 3,500,000 common units at a price to the public of $39.50 per unit. The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the credit agreement.

        Conversion of Subordinated Units.    On January 14, 2004, we completed our initial public offering of our common units and, in connection therewith, also issued to our predecessor companies an aggregate of 4,165,000 subordinated units. We met certain financial tests described in our partnership agreement for early conversion of the first 50% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on each of February 14, 2007 and February 14, 2008. The subordination period for the remaining subordinated units ended in February 2009 when we met certain financial tests described in our partnership agreement. At that time all the remaining subordinated units converted into common units on a one-for-one basis. The common units are no longer entitled to arrearages.

        Contractual Obligations and Contingencies.    Our contractual obligations at June 30, 2009 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt and capital lease obligations	$383,013	$16,820	$38,919	$107,058	$220,216
Interest on long-term debt and capital lease obligations (1)	50,634	15,494	19,591	9,578	5,971
Operating lease obligations (2)	80,210	8,834	16,518	15,718	39,140
Purchase obligations (3)	23,291	23,108	183	—	—

	$537,148	$64,256	$75,211	$132,354	$265,327

(1)
Interest is only on fixed rate debt, which has a weighted-average interest rate of 6.5%. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—for discussion of interest on variable rate debt.

(2)
Additionally, we have lease agreements with a shipyard for two 50,000-barrel barges with expected delivery of one vessel in the third quarter of fiscal year 2010 and the other vessel in third quarter of fiscal year 2011. Aggregate rent for the ten year terms of these two leases is $16,680 and $17,280, respectively.

(3)
Capital expenditures relating to shipyard payments for the construction of one new 100,000-barrel double-hull tank barge, one 185,000-barrel double-hull articulated tug-barge unit and coupling equipment for tugboats.

        Certain executive officers of K-Sea General Partner GP LLC have entered into employment agreements with K-Sea Transportation Inc., our indirect wholly owned corporate subsidiary. Each of these employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30 days written notice prior to the end of the term that such party desires not to renew the employment agreement. These executive officers currently receive aggregate base annual salaries of $740,000. In addition, each employee is eligible to receive an annual bonus award based upon consideration of our partnership performance and individual performance. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by .75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

        The European Union has been working toward a new directive for the insurance industry, called "Solvency 2", with a proposed implementation date of November 1, 2012 and which requires increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. ("WOE"), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the Solvency 2 directive. In anticipation of the Solvency 2 regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. Our capital call of $1.1 million was paid during calendar 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, we have an interest in the

WOE's free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2009 and 2008 consolidated balance sheets.

        We are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are also subject to deductibles with respect to its insurance coverage that range from $10,000 to $250,000 per incident and provide on a current basis for estimated payments thereunder.

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

CRITICAL ACCOUNTING POLICIES

        An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made. An accounting policy is also deemed critical if different accounting estimates that reasonably could be used or changes in the accounting estimates are reasonably likely to occur periodically, which changes could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserve, depreciation and amortization of vessels and equipment, impairment of long lived assets including vessels and equipment and intangible assets, impairment of goodwill, deferred income taxes and loss contingency accruals to be critical accounting policies due to the judgments and estimation processes involved in each.

Revenue Recognition and Related Reserve

        We earn revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. We recognize revenue based on EITF Issue 91-9 Method 5, which allocates revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

        For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. We are responsible for the voyage expenses, which include fuel and other items such as port charges, pilot fees, tank cleaning costs and canal tolls which are unique to a particular voyage, and the vessel operating expenses, such as wages paid to vessel crews, routine maintenance and repairs, marine insurance, and outside towing. Although contracts of affreightment and certain contracts for voyage charters may be effective for a period in excess of one year, revenue is recognized over the transit time of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred. For time charters we are responsible for vessel operating expenses, while the customer is responsible for the voyage expenses. For bareboat charters the customer is responsible for both the vessel operating expenses and voyage expenses. Estimated losses on contracts of affreightment and charters are accrued when such losses become evident and can be estimated.

        We extend credit to our customers in the normal course of business. We serve a wide range of customers including major oil companies, oil traders and refiners. We perform a credit review of all customers with significant transactions to determine whether a customer is credit worthy and collection is probable. Prior credit history with us, credit reports, financial statements, and bank references are used to assess creditworthiness. We usually do not require collateral. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. We provide an estimate for uncollectible accounts based primarily on management's judgment. Management uses historical losses, current economic conditions and individual evaluations of each customer including the age of its unpaid amounts and information about the customer's current financial strength to make adjustments to the allowance for doubtful accounts. We believe our allowances to be based on fair judgment and adequate at the time of their creation. Historically, credit risk with respect to our trade receivables has generally been considered minimal because of the financial strength of our customers. During fiscal 2009 we recorded an increase in the allowance for doubtful accounts of $0.5 million primarily due to changes in facts and circumstances relating to an arbitration proceeding with one customer. Because amounts due from individual customers can be significant, future adjustments to the allowance may be material if one or more individual customer's balances are deemed uncollectible.

Depreciation and Amortization of Vessels and Equipment

        In assessing the appropriateness of the useful lives and salvage values of our vessels, we consider growth in the fleet and changes in its composition. We review industry data as well as our accumulated data on useful lives, historical utilization levels and the planned future use of our vessels, to assess whether or not our assets are fully operative and economic for their estimated useful lives. We review both historical and current data relating to the price per ton of scrap steel for estimating the salvage values of our vessels.

        Vessels and equipment are recorded at cost, which includes contract price, capitalized interest where appropriate, and other direct costs relating to acquiring and placing the vessels in service. Vessels and equipment are depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: double-hulled tank barges and tug boats—ten to thirty years; pier and office equipment—three to five years. For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. Management also considers the impact of customer demand for double-hull vessels and the resulting impact on actual utilization levels for single-hull vessels in assessing the appropriateness of the remaining useful lives of its single-hull tank vessels.

        Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

        Also included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years based on regulatory drydocking requirements. Drydocking of vessels is required by both the U.S. Coast Guard and by the applicable classification society, which in our case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tail shafts, mooring equipment and other parts of the vessel. Management makes estimates and judgments relating to the classification of items such as whether an item is a capital improvement, a drydocking expense or a repair and maintenance item. For example, the replacement of steel during a scheduled drydocking may be considered either a drydocking expense or a capital improvement depending on the volume of steel replaced.

Impairment of Long Lived Assets—Vessels and Equipment, net and Intangible Assets

        We periodically review our vessels and equipment and intangible assets for impairment in accordance with Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate impairment include significant underperformance of the asset as compared to historical or projected future operating results, changes in regulations relating to an asset, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. An indication that a vessel's carrying amount may not be recoverable would require management to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value as determined by either such undiscounted cash flow or by appraisal. In determining whether an asset is impaired we must make assumptions regarding estimated future cash flows from the asset which would include assumptions relating to the intended use of the asset, asset utilization, estimated annual daily rates and other related factors. If these estimates or their related assumptions change, we may be required to record an impairment charge for these assets.

Impairment of Goodwill

        Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed by us at the date of acquisition. FAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test for impairment during the second quarter (as of October 31) of our fiscal year using a two-step process. The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

        We operate in a single operating segment. We have two reporting units consisting of our Atlantic region and Pacific region operations. All of our goodwill relates to the Pacific region reporting unit. We determine the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows. We believe that the income approach is appropriate due to the long term nature our time charters, consecutive voyage charters, and contracts of affreightment and bareboat charters, which are generally for periods of one year or more and generally contain renewal options. We assess the reasonableness of our approach by consideration of current trading multiples for peer companies.

        We used our business plans and projections as the basis for expected future cash flows for purposes of the annual impairment test as of October 31, 2008. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2008 and the first quarter of fiscal 2009, approved business plans, expected growth rates (which consider both our existing contracts and contracts relating to our newbuild program vessels), cost of capital and tax rates. We also make certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) an increase in the average daily rate of 4% in 2010 and 3% in 2011, excluding the impact of newbuilds expected to be placed into service in 2010, (2) projected long term growth of 3% for determining terminal value; (3) a tax rate of 35%, which reflects a market participant rather than our tax rate and (4) an average discount rate of 10.5%, representing our weighted average cost of capital ("WACC"). Factors inherent in determining our WACC included our own and peer company data relating to (1) the value of our limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of capitalization; and (3) expected interest costs on debt and debt market conditions. We assessed the reasonableness of our discounted cash flow approach by consideration of current EBITDA multiples for peer companies.

        The calculated fair value of the Pacific region reporting unit exceeded its carrying value by $26.0 million as of the measurement date. As of the October 31, 2008 measurement date, the closing price of our common units was $17.01 as compared to the book value per unit of $19.78. We do not believe the market is attributing the full value of our long-term contracts. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We based our fair value estimate on assumptions we believe to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of the Pacific region reporting unit, assuming all other assumptions and factors remain constant:

	Change From	Change To	Approximate Impact on Fair Value Increase (Decrease)
Critical Assumption
WACC	10.50%	9.50%	$63.5 million
WACC	10.50%	11.50%	$(48.8 million	)
Average daily rate excluding newbuilds	3.0% – 4.0%	2.0% – 3.0%	$(18.4 million	)
Long term growth rate	3.00%	2.00%	$(42.3 million	)

Deferred Income Taxes

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect in the jurisdictions where we operate for the years in which the differences are expected to reverse. In accordance with the applicable standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future income. Based on all the available evidence, we believe a portion of our Canadian deferred tax assets are not currently realizable. In reaching this determination, we evaluated our three year cumulative results as well as the impacts that current economic conditions may have on our future results. As a result we have provided for a valuation allowance on a portion of our Canadian deferred tax assets. It is reasonably possible that we could reduce a portion of our valuation allowance in the near term.

Loss Contingency Accruals

        We are required to make accruals of certain loss contingencies related to litigation, arbitration and mediation activities and claims under our personnel indemnity, hull and other insurance policies (collectively, "claims"), contract disputes, etc. We accrue these items in accordance with FAS No. 5 "Accounting for Contingencies" which requires us to accrue for losses we believe are probable and can be reasonably estimated; however, the estimation of the amount to accrue requires significant judgment. Claim accruals require us to make assumptions about the outcome of each claim based on current information. Adjustments to accruals are required due to changes in facts and circumstances. During fiscal 2009 we recorded an accrual of $0.5 million relating to a customer contract cancellation and during fiscal 2008 we recognized $2.1 million in other income relating to the settlement of legal proceedings relating to an incident with one of our tank barges in November 2005.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements" ("FAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted FAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, for which the effective date was delayed as further described below. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill and indefinite lived intangible assets impairment testing.

        In February 2008, the FASB also issued FASB Staff Positions ("FSP") 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude FAS No. 13, "Accounting for Leases" and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") which replaces FAS No.141, "Business Combinations." FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS No. 109 "Accounting for Income Taxes," ("FAS 109") such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). This amendment to FAS 109 had no impact on our consolidated financial statements. We expect the adoption of the remaining provisions of FAS 141(R) will not have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued FAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("FAS 160"). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We expect the adoption of FAS 160 will not have a significant impact on our consolidated financial statements.

        In March 2008, the FASB issued FAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008 with early application encouraged. We adopted FAS 161 effective January 1, 2009 and included the required disclosures in the notes to the consolidated financial statements.

        In May 2008, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue 07-4 ("EITF 07-4"): "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships" ("MLPs"). EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions. The provisions of EITF 07-4 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-4 will be applied retrospectively for all financial statements presented for us starting July 1, 2009. We are currently analyzing the impact of this standard.

        In June 2008, the FASB issued FSP EITF 03-6-1"Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in a share based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two class method described in paragraphs 60 and 61 of FASB Statement No. 28, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 requires prior period EPS data presented to be adjusted retrospectively to conform to its provisions. We are currently analyzing the impact of this standard.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1: "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends FAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 effective July 1, 2009 and will include the required disclosures in our interim period reporting.

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was not expected to change existing practices but rather reduce the complexity of financial reporting. This statement became effective on November 13, 2008 and did not have a material effect on our financial statements. In June 2009, the FASB issued FAS No. 168 "The FASB Codification™ and the Hierarchy of Generally Accepted Principles, a replacement of FAS No. 162" ("FAS 168"). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles. On the effective date of FAS 168, the Codification will supersede all then existing non-SEC accounting and reporting standards. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material effect on our consolidated financial statements.

        In May 2009, the FASB issued FAS No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual financial periods ending after June 15, 2009. We adopted FAS 165 effective April 1, 2009 and have included the required disclosure in the notes to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. After considering the interest rate swap agreements discussed below, as of June 30, 2009 and June 30, 2008, approximately $254.5 million and $312.4 million, respectively, of our long-term debt bore interest at fixed interest rates ranging from 5.51% to 6.81% and 5.26% to 6.81%, respectively. Borrowings under a portion of our credit agreement and certain other term loans, totaling $128.5 million and $126.8 million at June 30, 2009 and June 30, 2008, respectively, bore interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate. Based on our total outstanding floating rate debt as of June 30, 2009, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $1.3 million annually.

        As of June 30, 2009, we had seven outstanding interest rate swap agreements, three relating to the revolving credit agreement that expire in 2010 and four that expire over the period from 2012 to 2018, concurrently with the hedged term loans. Interest payments relating to one swap with a notional amount of $57.6 million commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 1.05% to 1.85%. As of June 30, 2009, the notional amount of the six other swaps agreements was $191.4 million, we were paying a weighted average fixed rate of 6.02% (including applicable margins), and we were receiving a weighted average variable rate of 1.95%. As of June 30, 2008, the notional amount of the six other swaps was $198.2 million and we were paying a weighted average fixed rate of 5.91%, and were receiving a weighted average variable rate of 3.77%. The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt. The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by Statement of Financial Accounting Standards No. 133. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth on pages F-1 to F-39 of this report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        See page F-2 of this report for Management's Report on Internal Control Over Financial Reporting.

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

        Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September 1, 2009. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	63	Chairman of the Board
Timothy J. Casey	48	President, Chief Executive Officer and Director
Anthony S. Abbate	69	Director
Barry J. Alperin	69	Director
Brian P. Friedman	53	Director
Frank Salerno	50	Director
Terrence P. Gill	41	Chief Financial Officer
Thomas M. Sullivan	50	Chief Operating Officer and President—Atlantic Region
Richard P. Falcinelli	48	Executive Vice President and Secretary
Gregory J. Haslinsky	46	Senior Vice President, Business Development and Marketing
Gordon Smith	40	President—Pacific Region

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

        Timothy J. Casey has served as our President, Chief Executive Officer and Director since July 2003. Mr. Casey has served as President, Chief Executive Officer and Director of EW Transportation LLC since April 1999. Mr. Casey is also Chairman of the Board of Directors of American Waterways Operators, a board member of The Seamen's Church Institute and a member of the American Bureau of Shipping.

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

        Brian P. Friedman has served as a director since July 2003. Since 1997, Mr. Friedman has been President of Jefferies Capital Partners, a private equity investment firm. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc., a global securities and investment banking firm, and as a director of Jefferies Group, Inc. As a result of his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of private portfolio companies. Mr. Friedman also serves on the board of directors of Carrols Restaurant Group, Inc.

        Frank Salerno has served as a Director since February 2004. Mr. Salerno has served as a director for WisdomTree Investments, Inc. (formerly known as Index Development Partners) since July 2005 and chair of its audit and compensation committees and as a director for Crystal International Travel Group since April 2006. From mid-1999 until his retirement in February 2004, Mr. Salerno was Managing Director and Chief Operating Officer of Merrill Lynch Investment Advisors—Americas Institutional Division, an investment advisory company.

        Terrence P. Gill has served as our Chief Financial Officer since November 2008. Mr. Gill served as our Corporate Controller since July 2003, and has served as Controller of EW Transportation LLC since May 2000. From November 1996 to May 2000, Mr. Gill was employed by Pricewaterhouse Coopers LLP, most recently as an audit manager. Mr. Gill is a certified public accountant.

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

        Gregory J. Haslinsky has served as our Senior Vice President, Business Development and Marketing since January 2009. Mr. Haslinsky served as Vice President, Sales and Marketing from October 2005 to January 2009 and has been employed by K-Sea Transportation since December 1999 in various sales capacities. Mr. Haslinsky was employed from November 1988 to November 1999 by Maritrans, a marine transportation company, holding various sales and marketing positions within the organization.

        Gordon Smith has served as our President—Pacific Region since April 2008. From August 2007 to April 2008, Mr. Smith served as Vice Chairman. Mr. Smith was President of Smith Maritime, Ltd. from 1992 and Vice President of Sirius Maritime LLC from 2002 until our acquisition of those companies in August 2007.

Meetings and Committees of the Board of Directors

Meetings

        K-Sea General Partner GP LLC's board of directors held nine meetings during fiscal 2009. During fiscal 2009, each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors of K-Sea General Partner GP LLC and (2) the total number of meetings held by all committees of such board on which he served.

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

Compensation Committee

        K-Sea General Partner GP LLC has a standing compensation committee consisting of Messrs. Alperin, Dowling (Chairman) and Friedman. The compensation committee, among other tasks, determines and approves the chief executive officer's compensation, makes recommendations to the board with respect to other executive officer compensation, and reviews from time to time the compensation and benefits of non-employee directors.

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

Annual Certification

        We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. For fiscal 2008, we submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE's Listed Company Manual. For fiscal 2009, we expect to submit this certification to the NYSE within 30 days after filing this report.

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

Payments to Our General Partner

        K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. There were no reimbursable expenses in fiscal 2009, fiscal 2008 or fiscal 2007. We also directly pay the fees of the independent directors of K-Sea General Partner GP LLC and reimburse meeting-related expenses of all directors of K-Sea General Partner GP LLC.

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

        Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended June 30, 2009, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except for the failure to timely file one Form 4 by each of Messrs. Casey, Falcinelli, Friedman, Haslinsky, Nicola, Smith, Sullivan and EW Transportation LLC.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis is intended to provide investors with an understanding of our compensation policies and decisions regarding our named executive officers for fiscal 2009. Our named executive officers are our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for fiscal 2009, as well as our former Chief Financial Officer, who retired from that position during fiscal 2009.

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

        For fiscal 2009, the compensation payable to all of our named executive officers was reviewed and approved by the Compensation Committee. The Compensation Committee seeks input from Timothy J. Casey, our President and Chief Executive Officer, regarding the amount of compensation payable to, and the individual performance of, our named executive officers (other than Mr. Casey).

Independent Compensation Consultant

        In fiscal 2007, the Compensation Committee retained Pearl Meyer and Partners ("PMP") as an independent consultant on executive compensation matters. The Compensation Committee met with PMP multiple times over several months during late fiscal 2007 and early fiscal 2008 to review and refine the partnership's compensation methodology. The Compensation Committee did not retain PMP or any other compensation consultant with respect to the determination of base salaries for fiscal 2010 or fiscal 2009 or the amount or form of incentive compensation to be paid to executive officers with respect to performance in fiscal 2009 or fiscal 2008.

Timing of Decisions

        The Compensation Committee meets after the end of each fiscal year to review base salaries for the then-current year, to consider incentive compensation (consisting of cash bonuses and equity-based awards) and to review and, as appropriate, make changes to our executive compensation program. The Compensation Committee also meets at other times during the year and acts by written consent when necessary and appropriate. During fiscal 2009, the Compensation Committee met once. The Chairman of the Compensation Committee also met with members of our management team on several occasions to discuss our executive compensation policies and programs.

        We do not time the release of material non-public information for the purpose of affecting the values of executive compensation. At the time of making equity-based compensation decisions, the Compensation Committee may be aware of material non-public information and takes such information into account, but it does not adjust the size of grants to reflect possible market reaction. The Compensation Committee considers grants of equity-based compensation on an annual basis shortly after the end of each fiscal year, although specific grants may be made at other times to recognize the promotion of an employee, a change in responsibility or a specific achievement.

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

  Employment Agreements

        Timothy J. Casey, Thomas M. Sullivan, and Richard P. Falcinelli have entered into employment agreements with K-Sea Transportation Inc., one of our indirect wholly owned subsidiaries. The employment agreements contemplate that each employee will serve as an officer of the general partner of our general partner and other affiliates. Each of the employment agreements had an initial term of one year. The term of each employment agreement is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement.

        Each employment agreement established an annual base salary for the named executive officer, which has been subsequently increased by the Compensation Committee. Under the employment agreement, each employee is eligible to receive an annual incentive bonus based upon the financial performance of us and our subsidiaries. The board of directors of K-Sea General Partner GP LLC will determine the amount of any incentive bonus award and may issue additional awards to each employee in the amounts and at the times it so determines. Further, Messrs. Casey, Sullivan and Falcinelli are

each furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies.

        Each employment agreement also provides for certain payments upon termination of employment. For more information, please read below "Executive Compensation Tables—Potential Payments upon Termination or Change in Control." The Compensation Committee is currently evaluating potential revisions to the employment agreements.

  Partnership Performance

        In September 2009, the Compensation Committee evaluated our financial condition and results of operations, our fiscal 2009 performance in light of the unprecedented economic slowdown and how effectively management adapted to changing industry conditions and opportunities during fiscal 2009.

  Base Salary

        In evaluating the base salaries of our named executive officers for fiscal 2010, the Compensation Committee considered the historical and expected future performance of each such executive and competitive market data provided by PMP in early fiscal 2008. Based on these factors, together with the unprecedented economic slowdown in fiscal 2009, the Compensation Committee decided not to increase the base salaries of our named executive officers for fiscal 2010.

  Annual Cash Bonus

        The amount of the annual cash bonus is determined by the Compensation Committee on an annual basis after considering partnership and individual performance. For fiscal 2009, the Compensation Committee had targeted an annual cash bonus of 80% of base salary for Mr. Casey and 40% of base salary for other named executive officers. Due to the state of the economy, the Compensation Committee decided not to award cash bonuses for fiscal 2009.

  Equity-Based Incentive Awards

        Normally, the Compensation Committee made phantom unit grants in amounts intended to result in approximately 50% of the executive's total annual incentive compensation being equity based. A "phantom" unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the Compensation Committee, cash equivalent to the fair market value of a common unit. Holders of phantom units also have the right to receive an amount in cash equal to, and payable at the same time as, the cash distribution made with respect to a common unit during the period the phantom unit is outstanding. The Compensation Committee believes that making a portion of an executive's compensation contingent on long-term unit price performance more closely aligns the executive's interests with those of our unitholders. Like cash bonuses, phantom unit awards reflect progress toward our corporate goals and individual performance.

        Due to the state of the economy, the Compensation Committee decided not to make any phantom unit grants to our named executive officers with respect to fiscal 2009.

  Perquisites and Other Benefits

        Messrs. Casey, Sullivan, Falcinelli and Haslinsky are furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies.

        We seek to provide benefit plans, such as medical, life and disability insurance, in line with market conditions. Executive officers are eligible for the same benefit plans provided to other exempt employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage. We do not have any special insurance plans for executive officers.

Other Compensation Related Matters

  Equity Ownership

        Although we encourage our executive officers to retain ownership in our partnership, we do not have a policy requiring maintenance of a specified equity ownership level. In the aggregate, as of June 30, 2009, our named executive officers beneficially owned an aggregate of 71,510 common units and 59,520 phantom units. Additionally, our named executive officers receive an aggregate of approximately 9.65% of the cash distributions received by our general partner and its affiliates through their ownership interest in these entities. These arrangements further tie the interests of these executive officers to the interests of unitholders.

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

Impact of Tax and Accounting Treatment

  Accounting Treatment

        Effective July 1, 2005, we adopted FAS 123R, which requires that companies recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

  Tax Treatment

        Section 162(m) of the Code generally disallows a tax deduction to publicly traded corporations for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four other most highly compensated officers. Because we are organized as a limited partnership, we are not subject to the provisions of Section 162(m) of the Code.

        Section 409A of the Code imposes new constraints on nonqualified deferred compensation, and some awards under our long-term incentive plan and severance benefits under employment agreements with our officers may be subject to these new rules. Failure to comply with Section 409A may result in the early taxation of deferred compensation and the imposition of a 20% penalty. We intend to design our compensation arrangements to be either exempt from Section 409A or to comply with Section 409A, and we amended certain arrangements in calendar year 2008 to bring them into compliance with the regulations under Section 409A.

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

        There are no matters relating to interlocks or insider participation that we are required to report.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Timothy J. Casey	2009	$300,000	$0	$297,637	$—	$—	$—	$19,905	$617,542
President and	2008	$300,000	$240,000	$251,174	$—	$—	$—	$25,862	$817,036
Chief Executive	2007	$250,000	$300,750	$202,117	$—	$—	$—	$21,616	$774,483
Officer
Terrence P. Gill	2009	$168,750	$0	$28,940	$—	$—	$—	$12,256	$209,946
Chief Financial
Officer
John J. Nicola	2009	$157,215	$0	$108,469	$—	$—	$—	$20,198	$285,882
Former Chief	2008	$210,000	$84,000	$82,089	$—	$—	$—	$22,820	$398,909
Financial Officer	2007	$200,000	$90,225	$67,372	$—	$—	$—	$18,194	$375,791
Thomas M. Sullivan	2009	$219,580	$0	$97,880	$—	$—	$—	$20,330	$337,790
Chief Operating	2008	$210,000	$84,000	$82,089	$—	$—	$—	$20,510	$396,599
Officer—President	2007	$200,000	$90,225	$67,372	$—	$—	$—	$18,911	$376,508
—Atlantic Region
Richard P. Falcinelli	2009	$219,580	$0	$97,880	$—	$—	$—	$22,635	$340,095
Executive Vice	2008	$210,000	$84,000	$82,089	$—	$—	$—	$21,468	$397,557
President and	2007	$200,000	$90,225	$67,372	$—	$—	$—	$20,741	$378,338
Secretary
Gregory J. Haslinsky	2009	$219,538	$0	$82,255	$—	$—	$—	$18,227	$320,020
Senior Vice	2008	$200,000	$84,000	$66,464	$—	$—	$—	$18,983	$369,447
President, Business
Development and
Marketing

(1)
This amount reflects the compensation cost recognized by us during each of the fiscal years shown under FAS 123R for grants made in such year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our recognized compensation expense for these awards under FAS 123R, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)
Represents contributions to our 401(k) Savings Plan during each of the fiscal years shown and the value of personal use of an automobile.

Grants of Plan-Based Awards Table

        The following table sets forth awards of phantom units granted in fiscal 2009 for each of our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grand Date Fair Value of Stock and Option Awards (2)
Timothy J. Casey	9/8/2008	9,700	$240,269
Terrence P. Gill	9/8/2008	2,000	$49,540
John J. Nicola	9/8/2008	3,400	$84,218
Thomas M. Sullivan	9/8/2008	3,400	$84,218
Richard P. Falcinelli	9/8/2008	3,400	$84,218
Gregory J. Haslinsky	9/8/2008	3,400	$84,218

(1)
Represents phantom units granted in respect of fiscal 2008.

(2)
The fair value in this column was calculated in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning the outstanding equity awards made for each named executive officer as of June 30, 2009.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Timothy J. Casey	24,300	$476,523	—	—
Terrence P. Gill	3,400	$66,674	—	—
John J. Nicola	8,080	$158,449	—	—
Thomas M. Sullivan	8,080	$158,449	—	—
Richard P. Falcinelli	8,080	$158,449	—	—
Gregory J. Haslinsky	7,580	$148,644	—	—

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

(2)
Calculated by multiplying the number of common units as of June 30, 2009 by $19.61 which was the closing price of our common units on the NYSE on June 30, 2009.

Option Exercises and Stock Vested Table

        The following table sets forth the number of shares acquired upon the vesting of phantom unit awards, and the value realized upon exercise or vesting of such awards, for each of our named executive officers in fiscal 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Timothy J. Casey	7,400	$147,926
Terrence P. Gill	600	$11,994
John. J. Nicola	2,420	$48,376
Thomas M. Sullivan	2,420	$48,376
Richard P. Falcinelli	2,420	$48,376
Gregory J. Haslinsky	1,920	$38,381

    (1)
    Represents the number of common units multiplied by $19.99 which was the closing price of our common units on the NYSE on the vesting date of October 1, 2008.

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

Potential Payments upon Termination or Change-in-Control

        Timothy J. Casey, Thomas M. Sullivan and Richard P. Falcinelli have entered into employment agreements ("Employment Agreements") with K-Sea Transportation Inc., one of our indirect wholly owned subsidiaries. The Employment Agreements do not provide for any payments in the event of a change in control. The Employment Agreements provide that if the employee's employment is terminated without cause or if the employee resigns for good reason, the employee is entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by 0.75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation. In addition, we will make COBRA payments on behalf of the employee for a period of one year. If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits. If the employee is terminated due to death, the employee's designated beneficiary or, if none, his estate, is entitled to receive an amount equal to one-half of the employee's annual base salary at the time of death. If the employee is terminated due to disability, the employee is entitled to receive an amount equal to one-half of the employee's annual base salary at the time of disability and, if the employee so elects, COBRA payments for one year following termination.

        John J. Nicola has entered into an employment and retirement agreement ("Employment and Retirement Agreement") with K-Sea Transportation Inc. which terminates on November 28, 2010. The Employment and Retirement Agreement provides that if Mr. Nicola's employment is terminated without cause or due to death or disability, he or his beneficiary (or beneficiaries) is entitled to severance in an amount equal to (a) his base salary through the date of termination, (b) other benefits for which he is eligible in accordance with applicable plans or programs of the Partnership, (c) accelerated payment of all base salary he would have been entitled to receive for the remainder of the term of the Employment and Retirement Agreement, (d) COBRA payments on behalf of Mr. Nicola for a period of eighteen months after the termination and (e) all unvested phantom units shall immediately vest and all restrictions thereon shall lapse. If Mr. Nicola is terminated for cause, he is entitled to receive only earned but unpaid compensation and benefits.

        Under the Employment Agreements and the Employment and Retirement Agreement, "cause" and "good reason" are defined as follows:

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

        If a change in control were to have occurred as of June 30, 2009, all phantom units awarded to named executive officers awards under our long-term incentive plan would have immediately vested. In addition, all such awards would immediately vest upon the death, disability or retirement (after reaching age 65) of the named executive. If a named executive officer, other than John J. Nicola, is terminated other than in connection with a change in control or the executive's death, disability or retirement (after reaching age 65), any unvested phantom units awarded to such executive would be forfeited.

        The following tables set forth potential amounts payable to our named executive officers upon termination of employment under various circumstances, as if terminated on June 30, 2009.

	Change in Control
	Casey	Gill	Nicola	Sullivan	Falcinelli	Haslinsky
Accelerated vesting of phantom units (1)	$476,523	$66,674	$158,449	$158,449	$158,449	$148,644

(1)
Determined by multiplying the number of unvested phantom units as of June 30, 2009 by $19.61, which was the closing price of our common units on the NYSE on June 30, 2009.

	Termination Without Cause or Resignation for Good Reason(1)
	Casey	Gill	Nicola	Sullivan	Falcinelli	Haslinsky
Severance payment	$1,050,000	$—	$118,750	$735,000	$735,000	$—
COBRA payments	13,428	—	20,143	13,428	13,428	—
Accelerated vesting of phantom units	—	—	158,449	—	—	—

Total	$1,063,428	$—	$297,342	$748,428	$748,428	$—

(1)
If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits.

	Termination in the Event of Death
	Casey	Gill	Nicola	Sullivan	Falcinelli	Haslinsky
Severance payment	$150,000	$—	$118,750	$110,000	$110,000	$—
COBRA payments	13,428	—	20,143	13,428	13,428	—
Accelerated vesting of phantom units	476,523	66,674	158,449	158,449	158,449	148,644

Total	$639,951	$66,674	$297,342	$281,877	$281,877	$148,644

	Termination in the Event of Disability
	Casey	Gill	Nicola	Sullivan	Falcinelli	Haslinsky
Severance payment	$150,000	$—	$118,750	$110,000	$110,000	$—
COBRA payments	13,428	—	20,143	13,428	13,428	—
Accelerated vesting of phantom units	476,523	66,674	158,449	158,449	158,449	148,644

Total	$639,951	$66,674	$297,342	$281,877	$281,877	$148,644

Director Compensation

        K-Sea General Partner GP LLC pays no additional remuneration to its employees for serving as directors. Also, neither Mr. Dowling nor Mr. Friedman received any remuneration during fiscal 2009 for serving as a director; however, they were reimbursed for expenses attendant to board membership.

        The following table sets forth a summary of the compensation paid to non-employee directors in fiscal 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(2)(3)
Brian P. Friedman	$—	$—	$—	$—	$—	$—	$—
James J. Dowling	—	$93,750	—	—	—	—	$93,750
Anthony S. Abbate	$18,000	$42,049	—	—	—	—	$60,049
Barry J. Alperin	$24,000	$42,049	—	—	—	—	$66,049
Frank Salerno	$18,000	$42,049	—	—	—	—	$60,049

(1)
Represents the number of previously issued phantom units that vested during fiscal 2009 multiplied by the closing price of our common units on the date of grant.

(2)
Each of Messrs. Abbate, Alperin and Salerno receive an annual retainer of $10,000 in consideration of their services as director of K-Sea General Partner GP LLC. In addition, for each board meeting that Messrs. Abbate, Alperin and Salerno attend they receive a fee of $1,000. Furthermore, Messrs. Abbate, Alperin and Salerno, receive $1,000 for each audit committee meeting they attend (or $500 in the case of an audit committee meeting that falls on the same day as a board meeting). Mr. Alperin receives an additional $1,000 for each audit committee meeting for his services as chairman of the audit committee. Mr. Alperin receives $1,000 for each compensation committee meeting that he attends (or $500 in the case of a compensation committee meeting that falls on the same day as a board meeting). On September 2, 2009 the Compensation Committee increased the annual retainer for independent directors to $25,000.

(3)
We also reimburse directors for out-of-pocket expenses attendant to Board membership.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS.

        A diagram depicting our organizational structure as of September 1, 2009 is presented below.

Individual investors and funds managed by Jefferies Capital Partners
100% Ownership Interest
KSP Investors A/B/C and Management
Public Unitholders 14,823,300 Common Units
100% Ownership Interest
76.84% Limited Partner Interest
100% Ownership Interest
K-Sea General Partner GP LLC
EW Transportation LLC and Subsidiaries 4,165,000 Common Units
0.01% General Partner Interest
99.99% Limited Partner Interest
K-Sea General Partner L.P. (the General Partner) 202,447 general partner units Incentive Distribution Rights 99,683 Common Units
21.59% Limited Partner Interest
1.05% General Partner Interest 0.52% Limited Partner Interest
K-Sea Transportation Partners L.P. (the Partnership)
100% Ownership Interest
99.99% Limited Partner Interest
K-Sea OLP GP, LLC
0.01% General Partner Interest
K-Sea Operating Partnership L.P. (the Operating Partnership)
100% Ownership Interest
Operating Subsidiaries

K-Sea Transportation Partners L.P.

        The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. as of September 1, 2009 by beneficial owners of 5% or more of such units, by each director and named executive officer of K-Sea General Partner GP LLC and by all directors and executive officers as a group.

Name of Beneficial Owners (1)	Common Units(2)	Percentage of Common Units
Beneficial Owners of 5% or More
EW Transportation LLC (3)	4,165,000	21.82%
EW Holding Corp. (4)	1,181,818	6.19%
Directors and Executive Officers
James J. Dowling	28,000	*
Timothy J. Casey	35,740	*
Anthony S. Abbate	17,500	*
Barry J. Alperin	12,500	*
Brian P. Friedman (5)	4,308,595	22.57%
Frank Salerno	6,800	*
Terrence P. Gill	2,950	*
John J. Nicola	20,720	*
Thomas M. Sullivan	11,805	*
Richard P. Falcinelli	11,720	*
Gregory J. Haslinsky	8,395	*
All directors and executive officers as a group (11 persons)	4,665,635	24.44%

*
Less than 1%.

(1)
Unless otherwise noted, each beneficial owner has sole voting and dispositive power with respect to the common units set forth opposite such holder's name.

(2)
Holders of restricted units do not have voting or investment power with respect to such units prior to vesting. Restricted units that are exercisable within 60 days of the date of this report are deemed outstanding for purposes of determining the beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following common units that may be issued upon the vesting of restricted units are included in the table: Mr. Dowling—3,000; Mr. Casey—9,340; Mr. Gill—1,000; Mr. Nicola—3,100; Mr. Sullivan—3,100; Mr. Falcinelli—3,100; and Mr. Haslinsky—2,600.

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

Name of Beneficial Owner	Economic Interest	Equity Interest
KSP Investors A L.P (a)	57.6%	62.9%
KSP Investors B L.P (a)	19.8%	21.7%
KSP Investors C L.P (a)	12.6%	13.7%
Park Avenue Transportation Inc. (a)	90.0%	98.3%
James J. Dowling (b)	—	—
Timothy J. Casey	5.5%	*
Anthony S. Abbate	—	—
Barry J. Alperin	—	—
Brian P. Friedman (a)	90.0%	98.3%
Frank Salerno	—	—
Terrence P. Gill	*	*
John J. Nicola	1.3%	*
Thomas M. Sullivan	1.3%	*
Richard P. Falcinelli	1.3%	*
Gregory J. Haslinsky	*	*
All directors and executive officers of K-Sea General Partner GP LLC as a group (12 persons)	99.7%	99.9%

    *
    Less than 1%.

    (a)
    Park Avenue Transportation Inc. is the general partner of each of KSP Entity and, therefore, has sole voting and dispositive power with respect to the equity interests of EW Transportation LLC. Mr. Friedman owns 51% of the outstanding shares of capital stock of Park Avenue Transportation Inc., the general partner of each KSP Entity. In addition, Mr. Friedman has an economic interest in FS Private Investments LLC, which in turn has an economic interest in each KSP Entity. Mr. Friedman also has direct economic interests in certain of the KSP Entities.

    (b)
    Mr. Dowling is a limited partner in KSP Investors C L.P. and has an effective 1.38% economic interest in EW Transportation LLC.

(4)
EW Holding Corp.'s beneficial ownership includes units beneficially owned by EW Transportation Corp., its wholly owned subsidiary. The address of each entity is One Tower Center Blvd. 17th FL, East Brunswick, New Jersey 08816.

(5)
Mr. Friedman owns 51% of Park Avenue Transportation Inc., the general partner of each KSP Entity and, therefore, may be deemed to beneficially own the common units held by EW Transportation LLC. The address of each KSP Entity and Park Avenue Transportation Inc. is 520 Madison Avenue, 12th Floor, New York, New York 10022.

 K-Sea General Partner GP LLC

        The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC, the general partner of our general partner, as of September 1, 2009:

Name of Beneficial Owner	Economic Interest/ Equity Interest
KSP Investors A L.P.	57.6%
KSP Investors B L.P.	19.8%
KSP Investors C L.P.	12.6%
Park Avenue Transportation Inc. (1)	90.0%
James J. Dowling (2)	—
Timothy J. Casey	5.5%
Anthony S. Abbate	—
Barry J. Alperin	—
Brian P. Friedman (1)	90.0%
Frank Salerno	—
Terrence P. Gill	*
John J. Nicola	1.3%
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
Gregory J. Haslinsky	*
All directors and executive officers of K-Sea General Partner GP LLC as a group (12 persons)	99.7%

    *
    Less than 1%.

    (1)
    Park Avenue Transportation Inc. is the general partner of each KSP Entity and, therefore, has sole voting and dispositive power with respect to the equity interests of K-Sea General Partner GP LLC.

    (2)
    Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

        The following table sets forth in tabular format a summary of our equity plan information as of September 1, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders (1)	—	—	229,896	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	—	229,896

(1)
The K-Sea Transportation Partners L.P. Long-Term Incentive Plan is our only equity compensation plan. No options, warrants or rights have been issued under this plan.

(2)
An aggregate of 210,104 restricted units have been issued, net of forfeitures, under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Distributions and Payments to Our General Partner and Its Affiliates

        We generally distribute 98.95% (as of September 1, 2009) of our available cash to our unitholders, including EW Transportation LLC, EW Holding Corp., EW Transportation Corp. and K-Sea General Partner L.P. in their capacity as holders of an aggregate of 4,264,683 common units, and the remaining 1.05% (as of September 1, 2009) of our available cash to our general partner for its general partner interest. If distributions exceed the $0.50 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights." Please read "Market For Registrant's Common Equity, Related Securityholder Matters and Issuer Purchases of Equity Securities—Incentive Distribution Rights" in Item 5 of this report. Assuming we pay the $0.50 per unit minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of $404,894 on its 1.05% general partner interest and $199,366 on its limited partner interest, and affiliates of our general partner would receive an annual distribution of approximately $8,330,000 on their common units. In August 2009, the board of directors of the general partner of our general partner declared a quarterly cash distribution of $0.77 per common unit. If distributions continue at that level on all of our outstanding units, our general partner would receive an annual distribution of $5,873,576 on its 1.05% general partner interest and incentive distribution rights and $307,024 on its limited partner interest, and affiliates of our general partner would receive an annual distribution of approximately $12,828,200 on their common units. No assurances can be made, however, that distributions will continue at that level.

        Under our partnership agreement, K-Sea General Partner L.P. may elect to receive distributions with respect to a quarter determined pursuant to the partnership agreement, in whole or in part, in the form of common units instead of cash (an "In-Kind Distribution Quarter") to the extent approved in advance by the conflicts committee of the board of directors of K-Sea General Partner GP LLC. For the quarterly periods ended March 31, 2009 and June 30, 2009, the board of directors of K-Sea General Partner GP LLC, after considering the recommendation of its conflicts committee, approved the issuance of 49,775 common units and 49,908 common units to K-Sea General Partner L.P. in lieu of $1.244 million and $1.248 million in cash distributions, respectively.

        Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. There were no reimbursed expenses in fiscal 2009, fiscal 2008 or fiscal 2007.

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

Omnibus Agreement

        We are a party to an omnibus agreement with the KSP Entities, EW Transportation LLC, EW Acquisition Corp., EW Holding Corp., EW Transportation Corp., K-Sea General Partner LP (our general partner), K-Sea General Partner GP LLC (the general partner of our general partner), K-Sea

OLP GP LLC (the general partner of our operating partnership) and K-Sea Operating Partnership L.P. (our operating partnership).

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

Indemnification

        Under the omnibus agreement, the KSP Entities, EW Transportation LLC and the subsidiaries of EW Transportation LLC (collectively, "the Indemnitors") have jointly and severally agreed to indemnify us until January 14, 2014, against certain toxic tort liabilities associated with the operation of the assets before January 14, 2004. Liabilities resulting from changes in law after the closing of our initial public offering are excluded from the environmental indemnity. We have agreed to indemnify the Indemnitors for events and conditions associated with the operation of our assets that occur on or after January 14, 2004 to the extent the Indemnitors are not required to indemnify us. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by the Indemnitors for the environmental and toxic tort liabilities.

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

Operations Manager

        We currently employ William Sullivan as an operations manager at our Staten Island, New York location. William Sullivan is the brother of Thomas M. Sullivan, Chief Operating Officer and President—Atlantic Region. William Sullivan received total compensation of approximately $163,717 in respect of fiscal 2009. Additionally, we currently employ Bernard Casey as an operations manager at our Honolulu, Hawaii location. Bernard Casey is the brother of Timothy J. Casey, President, Chief Executive Officer and Director. Bernard Casey received total compensation of approximately $228,249 including a housing allowance and relocation expenses, in respect of fiscal 2009. The compensation for William Sullivan and Bernard Casey is reviewed and approved by the Compensation Committee.

Properties

        We lease our Staten Island, New York office and pier facilities from, and charter certain vessels to, affiliates of an employee who is not an executive officer or director. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 12 to our audited consolidated financial statements included elsewhere in this report.

        We lease a parcel of land used for storage of vessel parts and equipment from Gordon Smith, President—Pacific Region, for $12,000 per month.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2009 and fiscal 2008.

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit fees (1)	$1,142,500	$1,480,359
Audit-related fees (2)	179,105	406,159
Tax fees (3)	800,274	861,001
All other fees	—	—

Total	$2,121,879	$2,747,519

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

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

        Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees or to the Chairman. During 2009 no pre-approval requirements were waived.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)    Financial Statements.

        See "Index to Financial Statements" set forth on page F-1.

(a)(2)    Financial Statement Schedules.

        None.

(a)(3)    Exhibits.

Exhibit Number			Description
3.1.1	*	—	Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed with the Securities and Exchange Commission on July 16, 2003).
3.2.1	*	—
Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).
3.2.2	*	—
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).
3.2.3	*	—
Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009).
3.3	*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4	*	—
Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.5	*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).
3.6	*	—
First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
3.7	*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).
3.8	*	—
First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

Exhibit Number			Description
10.1	*	—	Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.2	*	—
Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.3.1	*	—	K-Sea Transportation Partners L.P. Long-term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.3.2	*	—
Form of Director Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).
10.3.3	*	—
Form of Employee Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).
10.4	*	—
K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership's Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).
10.5	*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.6	*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.7	*†	—
Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).
10.8	*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2005)
10.9	*	—
Amended and Restated Loan and Security Agreement, dated as of August 14, 2007, among K-Sea Operating Partnership L.P., as Borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007).

Exhibit Number			Description
10.10	*	—	Master Loan and Security Agreement dated as of April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, Key Equipment Finance Inc., as Lender, and K-Sea Transportation Partners L.P., K-Sea Transportation Inc. and Sea Coast Transportation LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).
10.11	*†	—
Employment and Retirement Agreement, dated November 20, 2008 but effective as of November 28, 2008, between John J. Nicola and K-Sea Transportation Inc. (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).
21.1		—	List of Subsidiaries.
23.1		—	Consent of PricewaterhouseCoopers LLP.
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	—
Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
99.2	*	—
Loan Agreement, dated as of June 28, 2005, between K-Sea Operating Partnership L.P. and Citizens Asset Finance, d/b/a Citizens Leasing Corporation (incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2005).
99.3	*	—
Loan Agreement dated December 19, 2005 between K-Sea Canada Corp., as Borrower, and Citizens Leasing Corp. d/b/a Citizens Asset Finance, as Lender, (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2005).
99.4	*	—
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
99.5	*	—
Secured Term Loan Credit Facility dated June 4, 2008 by K-Sea Operating Partnership L.P., as Borrower, and DnB NOR Bank ASA, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Security Trustee, and the banks and financial institutions indentified therein, as Lenders (incorporated by reference to Exhibit 99.5 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2008).

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
	By:	K-SEA GENERAL PARTNER L.P., its General Partner
	By:	K-SEA GENERAL PARTNER GP LLC, its General Partner
September 14, 2009	By:	/s/ TIMOTHY J. CASEY Timothy J. Casey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY J. CASEY Timothy J. Casey	President and Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2009
/s/ TERRENCE P. GILL Terrence P. Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2009
/s/ JAMES J. DOWLING James J. Dowling	Chairman of the Board and Director	September 14, 2009
/s/ ANTHONY S. ABBATE Anthony S. Abbate	Director	September 14, 2009
/s/ BARRY J. ALPERIN Barry J. Alperin	Director	September 14, 2009
/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	September 14, 2009
/s/ FRANK SALERNO Frank Salerno	Director	September 14, 2009

Management's Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009, based on those criteria.

        Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading "Report of Independent Registered Public Accounting Firm" on page F-3.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.,

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries (collectively, the "Partnership") at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting on page F-2. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
September 14, 2009

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$1,819	$1,752
Accounts receivable, net	29,819	42,090
Deferred taxes	1,118	1,184
Prepaid expenses and other current assets	16,689	19,861

Total current assets	49,445	64,887
Vessels and equipment, net	533,996	608,209
Construction in progress	66,882	40,370
Deferred financing costs, net	3,152	3,829
Goodwill	54,300	54,300
Other assets	31,028	26,713

Total assets	$738,803	$798,308

Liabilities and Partners' Capital
Current Liabilities
Current portion of long-term debt	$16,820	$16,754
Accounts payable	17,239	35,335
Accrued expenses and other current liabilities	18,375	19,211
Deferred revenue	12,476	14,219

Total current liabilities	64,910	85,519
Term loans and capital lease obligation	225,915	256,381
Credit line borrowings	140,278	166,071
Other liabilities	20,154	6,707
Deferred taxes	3,618	3,933

Total liabilities	454,875	518,611

Non-controlling interest in equity of joint venture	4,514	4,519

Commitments and contingencies
Partners' Capital	279,414	275,178

Total liabilities and partners' capital	$738,803	$798,308

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2009	2008	2007
Voyage revenue	$310,429	$312,680	$216,924
Other revenue	20,033	13,600	9,650

Total revenues	330,462	326,280	226,574

Voyage expenses	67,029	79,427	45,875
Vessel operating expenses	144,291	124,551	96,005
General and administrative expenses	29,806	28,947	20,472
Depreciation and amortization	53,582	48,311	33,415
Net (gain) loss on sale of vessels	(702)	(601)	102

Total operating expenses	294,006	280,635	195,869

Operating income	36,456	45,645	30,705
Interest expense, net	21,503	21,275	14,097
Other expense (income), net	719	(1,827)	(63)

Income before provision for income taxes	14,234	26,197	16,671
Provision for income taxes	287	529	851

Net income	$13,947	$25,668	$15,820
Other comprehensive income:
Fair market value adjustment for interest rate swap, net of taxes	(10,775)	(6,720)	(698)
Foreign currency translation adjustment	(115)	10	2

Comprehensive income	$3,057	$18,958	$15,124

General partner's interest in net income	$181	$405	$316
Limited partners' interest:
Net income	$13,766	$25,263	$15,504
Net income per unit—basic	$0.89	$1.97	$1.56
—diluted	$0.88	$1.95	$1.55
Weighted average units outstanding—basic	15,469	12,847	9,936
—diluted	15,590	12,952	10,020

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(in thousands)

		Limited Partners
		Common		Subordinated		Accumulated Other Comprehensive Income
	General Partner
		Units	$	Units	$		TOTAL
Balance of Partners' Capital at June 30, 2006	$1,679	5,755	$124,510	4,165	$36,533	$1,221	$163,943
Issuance of common units under long-term incentive plan		23	731				731
Conversion of subordinated units to common units		1,041	8,575	(1,041)	(8,575)		—
Fair market value adjustment for interest rate swap contracts, net of taxes of $8						(698)	(698)
Foreign currency translation adjustment						2	2
Distributions to partners	(1,311)		(15,713)		(10,121)		(27,145)
Net income	316		9,619		5,885		15,820

Balance of Partners' Capital at June 30, 2007	$684	6,819	$127,722	3,124	$23,722	$525	$152,653

Issuance of common units under long-term incentive plan		23	725				725
Conversion of subordinated units to common units, net of tax related adjustments (note 1)		1,041	3,382	(1,041)	(3,382)		—
Fair market value adjustment for interest rate swap contracts, net of taxes of $91						(6,720)	(6,720)
Foreign currency translation adjustment						10	10
Issuance of common units, net of transaction costs of $6,332		3,500	131,918				131,918
Issuance of common units for the Smith Maritime Group		250	11,298				11,298
Distributions to partners	(2,968)		(29,076)		(8,330)		(40,374)
Net income	405		19,892		5,371		25,668

Balance of Partners' Capital at June 30, 2008	$(1,879)	11,633	$265,861	2,083	$17,381	$(6,185)	$275,178

Issuance of common units under long-term incentive plan		28	983				983
Amortization of restricted units awards under long term incentive plan			1,218				1,218
Issuance of common units, net of costs of $1,795		2,000	49,805				49,805
Conversion of subordinated units to common units		2,083	13,579	(2,083)	(13,579)		—
Fair market value adjustment for interest rate swap contracts, net of taxes of $135						(10,775)	(10,775)
Foreign currency translation adjustment						(115)	(115)
Distributions to partners	(4,549)		(42,420)		(4,811)		(51,780)
Stock distribution to the general partner		50	953				953
Net income	181		12,757		1,009		13,947

Balance of Partners' Capital at June 30, 2009	$(6,247)	15,794	$302,736	—	—	$(17,075)	$279,414

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30
	2009	2008	2007
Cash flows from operating activities:
Net income	$13,947	$25,668	$15,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,564	48,820	33,720
Payment of drydocking expenditures	(20,986)	(25,908)	(15,357)
Provision for loss on cancellation of contract	515	—	—
Provision for doubtful accounts	1,028	549	454
Deferred income taxes	(114)	478	395
Net (gain) loss on sale of vessels	(702)	(601)	102
Gain on settlement of legal proceedings	—	(2,073)	—
Unit compensation costs	1,324	1,156	803
Other	(13)	245	167
Changes in operating working capital:
Accounts receivable	11,243	(12,248)	(4,623)
Prepaid expenses and other current assets	6,322	(13,437)	3,159
Other assets	(2,210)	196	(14)
Accounts payable	(10,948)	7,957	547
Accrued expenses and other current liabilities	209	5,505	2,176
Deferred revenue	(1,743)	4,200	3,827
Other liabilities	(481)	—	—

Net cash provided by operating activities	51,955	40,507	41,176

Cash flows from investing activities:
Vessel acquisitions	—	(60,475)	(16,184)
Acquisition of the Smith Maritime Group, net of cash acquired	—	(168,881)	—
Construction of tank vessels	(65,189)	(51,987)	(33,315)
Other capital expenditures	(10,069)	(13,282)	(14,756)
Proceeds from settlement of legal proceedings	—	2,073	—
Net proceeds on sale of vessels	29,536	2,192	740
Payment received on notes receivable	340	—	—
Investment in joint venture	—	(1,836)	—
Other	—	—	(189)

Net cash used in investing activities	(45,382)	(292,196)	(63,704)

Cash flows from financing activities:
Proceeds from credit line borrowings	224,539	309,953	122,861
Repayment of credit line borrowings	(250,332)	(240,953)	(79,805)
Gross proceeds from equity offering	51,600	138,250	—
Proceeds from issuance of long-term debt	41,442	266,931	14,891
Payment of term loans	(20,695)	(171,840)	(7,722)
Financing costs paid—equity offerings	(1,795)	(6,234)	(98)
Financing costs paid—debt borrowings	(438)	(3,204)	(368)
Distributions to partners	(50,827)	(40,374)	(27,145)

Net cash (used in) provided by financing activities	(6,506)	252,529	22,614

Cash and cash equivalents:
Net increase	67	840	86
Balance at beginning of year	1,752	912	826

Balance at end of year	$1,819	$1,752	$912

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$20,972	$21,799	$14,457

Income taxes	$46	$375	$13

Supplemental disclosure of non-cash investing and financing activities:
Sale of vessels for notes receivable	$3,516
Use of proceeds of sale-leaseback disbursed directly by the purchaser:
Refinancing of term loans with operating lease agreements	$49,806
Lease security deposits	$3,492
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers		$11,298
Debt assumed		$23,511
Purchase of vessel with note payable		$3,000
Issuance of limited partner units under the long-term incentive plan	$983	$725	$731
Distribution of units to the general partner	$953

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

Note 1: Basis of Presentation

        K-Sea Transportation Partners L.P. and its subsidiaries (the "Partnership") provide marine transportation, distribution and logistics services for refined petroleum products in the United States. On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests. The Partnership met certain financial tests described in its partnership agreement for early conversion of the first 50% of subordinated units and, as a result, 1,041,250 of these subordinated units converted to common units on each of February 14, 2007 and February 14, 2008. The subordination period for the remaining subordinated units ended in February 2009 when the Partnership met certain financial tests described in its partnership agreement. At that time all the remaining subordinated units converted into common units on a one-for-one basis. The common units are no longer entitled to arrearages.

        The Partnership's consolidated statement of partners' capital for the year ended June 30, 2008 includes a reclassification of $4,676 related to the allocation of a deferred tax benefit from common limited partners' capital to subordinated limited partners capital. Such reclassification is included in the line item entitled "Conversion of subordinated units to common units, net of tax related adjustments" in such statement.

        The Partnership's general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.27% general partner interest in the Partnership as of June 30, 2009 as well as certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, and certain target distribution levels have been achieved. The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit. The Partnership is required to distribute all of its available cash from operating surplus, as defined in its partnership agreement. Additional contributions by the general partner to the Partnership upon issuance of new common units are not mandatory.

        In May 2009, the Partnership issued 49,775 limited partner units to the general partner in lieu of $1,244 in cash distributions, effectively $25.00 per unit for the distribution declared for the quarter ended March 31, 2009. In August 2009, the Partnership issued 49,908 limited partner units to the general partner in lieu of $1,248 in cash distributions, effectively $25.00 per unit for the distribution declared for the quarter ended June 30, 2009. Future such issuances in lieu of cash distributions will be considered by the Board of Directors of the general partner of the general partner at the time future distributions are considered.

Note 2: Summary of Significant Accounting Policies

        Basis of Consolidation.    These consolidated financial statements are for the Partnership and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

        During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge (see note 3). The joint venture is a single asset leasing entity and is considered a

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

variable interest entity as such term is defined by Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R, Consolidation of Variable Interest Entities. The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease (bareboat charter agreement). The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making over the asset for substantially all of its useful life and consequently greater economic interest. As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying financial statements.

        Currency Translation.    Assets and liabilities related to the Partnership's Canadian subsidiary are translated at the exchange rate prevailing on the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The resulting translation gain or loss is reflected in partners' capital as a component of accumulated other comprehensive income.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. The most significant estimates relate to depreciation of the vessels and equipment, amortization of drydocking costs, estimates used in assessing the recoverability of goodwill, intangible and other long lived assets, liabilities incurred from workers' compensation, commercial and other claims, the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates. The Partnership has evaluated subsequent events through September 14, 2009 which represents the date these financial statements were issued.

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

        There were two customers that accounted for 18% and 13% of consolidated accounts receivable at June 30, 2009 and no customers that accounted for 10% or more of consolidated accounts receivable at June 30, 2008. Two customers accounted for 20% and 11% of consolidated total revenues for the fiscal year ended June 30, 2009. Three customers accounted for 16%, 12% and 11% of consolidated total revenues for the fiscal year ended June 30, 2008. Two customers accounted for 19% and 17% of consolidated total revenues for the fiscal year ended June 30, 2007.

        With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Partnership's allowance for doubtful accounts totaling $1,264 and $1,970 at June 30, 2009 and 2008, respectively, is based on the Partnership's best estimate of the amount of probable credit losses in the Partnership's existing accounts receivable. The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

For the fiscal years ended June 30, 2009, 2008 and 2007, the Partnership's allowance for doubtful amounts was impacted by additional charges of $1,028, $549, and $454, and write-offs of $1,733, ($7) and $206, respectively.

        Insurance Claims Receivable.    Insurance claims receivable, which are included in prepaid expenses and other current assets, represent claims for reimbursement of expenses incurred that have been made under our hull and machinery, and protection and indemnity coverages. The Partnership records the probable amount that it expects to recover from insurance net of the applicable deductible.

        Fuel Supplies.    Fuel used to operate the Partnership's vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $4,291 and $8,389 as of June 30, 2009 and 2008, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

        Vessels and Equipment—including Changes in Accounting Estimates.    Vessels and equipment are recorded at cost, which includes contract price, capitalized interest where appropriate and other direct costs relating to acquiring and placing the vessels in service. Vessels and equipment are depreciated using the straight-line method over the estimated useful lives of the individual assets. In assessing the appropriateness of the useful lives and salvage values of its vessels, the Partnership considered the recent growth in the fleet and changes in its composition. The Partnership concluded, based on its accumulated data on useful lives and the planned future use of its vessels, as well as a review of industry data, that its assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $6,405 and $6,326, respectively, and net income per fully diluted limited partner unit by $0.40, for the fiscal year ended June 30, 2009.

        For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 ("OPA 90"). OPA 90 requires that the 17 (including two chartered-in) single-hull vessels operated by the Partnership as of June 30, 2009, representing approximately 17% of total barrel-carrying capacity, be retired or retrofitted to double-hull by January 1, 2015. The useful lives of pier and office equipment range from three to five years.

        Included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years based on regulatory drydocking requirements. Drydocking of vessels is required both by the United States Coast Guard and by the applicable classification society, which in the Partnership's case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tail shafts, mooring equipment and other parts of the vessel.

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

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

        The Partnership assesses impairment of long-lived assets used in operations when indicators of impairment are present. An impairment loss would be recognized if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts, and to the extent the carrying value exceeds fair value by appraisal.

        When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

        Construction in Progress.    Construction in progress comprises expenditures relating to the Partnership's newbuild program which is described in note 5. Construction in progress is recorded at cost, including capitalized interest where appropriate. The Partnership capitalizes direct and indirect costs clearly associated with the development, design, and construction of new vessels as these costs have a future benefit. Costs include installments paid to the shipyard, payments made to third parties in connection with the vessel newbuild program, and interest costs incurred during the construction period, which is defined as the period from the start of construction until the date that each vessel is substantially complete and ready for use.

        Leases.    Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Partnership are accounted for as capital leases. All other leases are accounted for as operating leases. Rental expense for leases classified as operating and that contain predetermined fixed increases of minimum rentals during the term of the lease is recognized on a straight-line basis over the life of the lease, beginning with the point at which the Partnership obtains control and possession of the leased properties.

        Deferred Financing Costs.    Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization which, at June 30, 2009 and 2008, amounted to $1,515 and $939, respectively.

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

        Intangible Assets.    Included in other assets are intangible assets acquired as part of business combinations or asset acquisitions which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value, and to the extent the carrying value exceeds fair value.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

        Derivative instruments.    The Partnership utilizes derivative financial instruments to reduce interest rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. The Partnership accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("FAS No. 133"). FAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities, depending on the rights or obligations under the contract. Derivative financial instruments are measured at fair value. Changes in the fair value (gains or losses) of those derivative financial instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative will depend on the hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

        The Partnership enters into interest rate swap contracts to hedge its exposure to variability in expected future cash flows relating to interest payments associated with the Partnership's floating- rate borrowings. These swap contracts have been designated as cash flow hedges. A derivative financial instrument qualifies for cash flow hedge accounting if it meets criteria specified by FAS 133 which includes among others a) that the forecasted transaction is specifically identified, b) its occurrence is probable and c) the forecasted transaction is a transaction with a party external to the reporting entity. The effective portion of the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Assessing hedge effectiveness includes an evaluation of whether or not critical terms of the derivative and the hedged item are the same (i.e. size, reset and payment dates, market conventions, etc.) The ineffective portion of the gain or loss is reported in earnings immediately. Based on the characteristics of each interest rate swap contract and its related floating rate borrowing the Partnership uses either the "matched terms" accounting method provided by Derivative Implementation Group Issue G9, Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge, or the methodology prescribed by Derivative Implementation Group Issue G7, Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied.

        Fair Value of Financial Instruments.    The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:

  •
  Cash and cash equivalents, accounts receivable and claims receivable—The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and claims receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheet, approximates their fair value due to their current maturities.

  •
  Long-term debt—Long term debt with a carrying amount of $128,480 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities. Long term debt with a carrying amount of $254,533 has fixed rates of interest. As of June 30, 2009, the fair value of all long-term debt was approximately $396,468, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

  •
  Interest Rate Swaps—The Partnership utilizes certain derivative financial instruments to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Partnership does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Partnership is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Partnership minimizes its credit risk on these transactions by dealing with various financial institutions and does not anticipate nonperformance. See notes 7 and 8 for fair value information relating to the interest rate swap contracts.

        Revenue Recognition—Related Expenses.    The Partnership earns revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period, with expenses recognized as incurred. The Partnership is responsible for the voyage expenses, including fuel and other expenses which are unique to a particular voyage, such as port charges, pilot fees, tank cleaning costs and canal tolls, and the vessel operating expenses such as wages paid to vessel crews, routine maintenance and repairs, marine insurance, and outside towing. Although contracts of affreightment and certain voyage charters may be effective for a period in excess of one year, revenue is recognized over the transit time of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period, with expenses recognized as incurred. For time charters the Partnership is responsible for vessel operating expenses, while the customer is responsible for the voyage expenses. For bareboat charters, the customer is responsible for both the vessel operating expenses and the voyage expenses. Estimated losses on contracts of affreightment and charters are accrued when such losses become evident.

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

        The Partnership records tax related interest and penalties as interest expense and general and administrative expenses, respectively.

        Unit-Based Compensation.    The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which range from approximately three to five years. No unit options have been granted.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

        Net Income per Unit.    Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or restricted units granted under the Partnership's long-term incentive plan. For diluted net income per unit, the weighted average units outstanding were increased by 121, 105 and 84 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, due to the dilutive effect of restricted units.

        As required by Emerging Issues Task Force ("EITF") Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share ("EITF 03-6"), the general partner's interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement. The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for certain cash requirements. Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

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

        Distributions per Unit.    Distributions to limited partners were $3.08, $2.92,and $2.60 per unit for the years ended June 30, 2009, 2008 and 2007, respectively.

        Accumulated Comprehensive Income (Loss)    Included within accumulated other comprehensive income (loss) for the Partnership are fair value adjustments related to foreign currency translation and derivative instruments classified as cash flow hedges, net of the related tax. Total comprehensive income (loss) for the years ended June 30, 2009, 2008 and 2007 is presented on the statements of operations.

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

expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement. The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values. The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but which will be reviewed annually for impairment. Such purchase price was in excess of the net assets acquired because the Partnership believes that the cash flows generated from the acquired business will be accretive. The Partnership's allocation of the purchase price is as follows:

Current assets	$8,229
Vessels and equipment, net	158,660
Intangible assets	20,115
Goodwill	37,915
Other assets	9

224,928
Liabilities and capital lease obligations	21,238

Total purchase price	$203,690

        The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,400 which will be amortized over 20 years and $100 which will be amortized over 3 years, respectively, (see note 4). The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date. Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements. The amount of goodwill that is deductible for tax purposes over 15 years is $24,415.

        The consolidated balance sheets reflect $4,514 and $4,519 as of June 30, 2009 and 2008, respectively, for the non-controlling interest in this joint venture. The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge. The carrying value of the tank barge is $11,263 and $11,737 at June 30, 2009 and 2008, respectively. Borrowings outstanding on this term loan at June 30, 2009 and 2008 were $2,245 and $2,830, respectively. Other income (expense) for the fiscal years ended June 30, 2009 and 2008 includes an allocation of $317 and $337, respectively, for the non-controlling interest's portion of the joint venture's income.

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

Note 4: Goodwill and Intangible Assets

        FAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Partnership tests for impairment during the second quarter (as of October 31) of its fiscal year using a two-step process described in note 2.

        The Partnership operates in a single operating segment. It has two reporting units consisting of its Atlantic region and Pacific region operations. All of the Partnership's goodwill relates to the Pacific region reporting unit. The Partnership determines the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows. The Partnership believes that the income approach is appropriate due to the long term nature of the Partnership's time charters, consecutive voyage charters, and contracts of affreightment and bareboat charters, which are generally for periods of one year or more and generally contain renewal options. The Partnership assesses the reasonableness of its approach by consideration of current trading multiples for peer companies.

        The Partnership used its business plans and projections as the basis for expected future cash flows for purposes of the annual impairment test as of October 31, 2008. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2008 and the first quarter of fiscal 2009, approved business plans, expected growth rates (which consider both existing contracts and contracts relating to the Partnership's newbuild program vessels), cost of capital and tax rates. The Partnership also makes certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) an increase in the average daily rate of 4% in 2010 and 3% in 2011, excluding the impact of newbuilds expected to be placed into service in 2010, (2) a projected long term growth of 3% for determining terminal value; (3) a tax rate of 35%, which reflects a market participant rather than the Partnership's tax rate, and (4) an average discount rate of 10.5%, representing the Partnership's weighted average cost of capital ("WACC"). Factors inherent in determining the Partnership's WACC included the Partnership's own and peer company data relating to (1) the value of the Partnership's limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 4: Goodwill and Intangible Assets (Continued)

        The calculated fair value of the Pacific region reporting unit exceeded its carrying value by $26,042 as of the measurement date. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Partnership based its fair value estimate on assumptions it believes to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

        The changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008 are as follows:

Total
Balance as of June 30, 2007	$16,385
Smith Maritime Group Acquisition	37,915

Balance as of June 30, 2008	$54,300
Activity during fiscal year 2009	—

Balance as of June 30, 2009	$54,300

        Intangible assets consist of customer relationships, customer contracts and covenants not to compete. The net carrying amount of intangible assets for the years ended June 30, 2009 and 2008 are as follows:

		As of June 30, 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 – 20	$32,415	$(9,956)	$22,459
Covenants Not to Compete	3 – 4	550	(473)	77

Total		$32,965	$(10,429)	$22,536

		As of June 30 2008
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 – 20	$32,415	$(7,159)	$25,256
Covenants Not to Compete	3 – 4	550	(327)	223

Total		$32,965	$(7,486)	$25,479

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 4: Goodwill and Intangible Assets (Continued)

        Amortization expense for the customer relationships/contracts and the covenant not to compete for the years ended June 30, 2009, 2008 and 2007 were $2,943, $2,793 and $2,004, respectively. The expected future amortization expense related to these intangible assets is as follows:

Year ending June 30,
2010	$2,422
2011	1,846
2012	1,840
2013	1,840
2014	1,840
2015 and thereafter	12,748

Total	$22,536

Note 5: Vessels and Equipment and Construction in Progress

        At June 30, 2009 and 2008, vessels and equipment and construction in progress comprised the following:

	2009	2008
Vessels	$697,359	$739,153
Pier and office equipment	6,309	5,967

	703,668	745,120
Less accumulated depreciation and amortization	(169,672)	(136,911)

Vessels and equipment, net	$533,996	$608,209

Construction in progress	$66,882	$40,370

        At June 30, 2009 vessels and equipment with a book value of $507,064 are subject to liens, which are further described in note 6 below.

        Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2009, 2008 and 2007 was $50,360, $45,519 and $31,411, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the fiscal years ended June 30, 2009, 2008 and 2007 of $19,437, $13,679 and $9,826, respectively.

        During fiscal 2009, the Partnership took delivery of the following newbuild vessels: in December 2008 and November 2008, the Partnership took delivery of two 80,000-barrel tank barge newbuild vessels, the DBL 79 and the DBL 76. These tank barges cost, in the aggregate, $31,636.

        In December 2008, the Partnership sold three barges under sale-leaseback agreements with two financial institutions for an aggregate sales price of $34,397. Approximately $18,855 of sales proceeds were disbursed directly by the purchasers to refinance debt with operating lease obligations and fund a security deposit associated with a lease agreement. Such activities are shown as non-cash investing and financing activities in the statements of cash flows. Additionally $10,153 was disbursed to make the final payment for construction of one of the vessels and the remainder was used to repay borrowings under credit agreements. Each of the three operating lease agreements gives the charterer the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buyout options after ten years and nine years, respectively. One lease includes a rent

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Vessels and Equipment and Construction in Progress (Continued)

escalation after six years. Gains on the sale of two vessels of $863 and $812 have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms of twelve and ten years. Prepaid rent and deferred transaction related costs of $1,602 will be amortized on a straight line basis over the respective lease terms.

        In June 2009 the Partnership sold five barges under sale-leaseback agreements with three financial institutions for an aggregate sales price of $47,752. Approximately $34,448 of sales proceeds were disbursed directly by the purchasers to refinance debt with operating lease obligations and fund security deposits associated with certain lease agreements. Such activities are therefore shown as non-cash investing and financing activities in the statements of cash flows. Four of the five operating lease agreements give the charterer the right to renew the lease at the end of its initial lease term, which ranges from nine and a half to ten years. Two of these leases include early buyout options after nine years, one lease includes an early buyout option after seven and three quarter years and two leases include early buyout options after seven years. Gains on the sale of two vessels of $1,416 and $81 have been deferred and will be amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over each of their respective lease terms of ten years. Losses on the sales of two vessels of $251 and $93 have been included in the consolidated statement of operations. Prepaid rent and deferred transaction related costs of $1,132 will be amortized on a straight line basis over the respective lease terms.

        Aggregate rent expense for these eight operating lease agreements over their terms is $74,740 (net of the gain amortization described above), including rent expense of $1,407 for the year ended June 30, 2009 and $7,109 per year for each year in the five year period ended June 30, 2014. The net unamortized gain and the net unamortized deferred costs relating to these eight leases is $3,083 and $2,663 as of June 30, 2009.

        In January 2009, the Partnership sold a single hull barge for a $1,458 note from the purchaser, which is payable in monthly installments ending in April 2010. The Partnership recognized a loss on the sale of $274. In June 2009, the Partnership sold a single hull barge for $2,080, which included a deposit of $500 and a note from the purchaser in the amount of $1,580. The note is payable in monthly installments ending in October 2010. The Partnership recognized a gain on the sale of $1,317. The $1,117 current portion of and $369 noncurrent portion of these note receivables are included in prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheet at June 30, 2009.

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

        On June 5, 2008, the Partnership completed the acquisition of eight tugboats and ancillary equipment from Roehrig Maritime LLC and its affiliates. The purchase price was $41,541 in cash and was financed using available cash plus borrowings under a bridge loan agreement as described in note 6.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Vessels and Equipment and Construction in Progress (Continued)

        As described in note 3, on August 14, 2007 the Partnership acquired the Smith Maritime Group, including $158,660 of vessels, pier and office equipment.

        The Partnership has also entered into agreements with shipyards for (1) the construction of a 100,000-barrel tank barge and an articulated tug-barge unit ("ATB") and (2) the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery
One 185,000-barrel articulated tug-barge unit	2nd Quarter fiscal 2010
One 100,000-barrel tank barge	3rd Quarter fiscal 2010
Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

        Construction in progress at June 30, 2009 primarily relates to costs incurred for the articulated tug barge unit and the 100,000-barrel tank barge described above.

Note 6: Financing

  Credit Agreement

        The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations. On August 14, 2007, the Partnership amended and restated its revolving credit agreement to provide for (1) an increase in availability to $175,000 under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, the Partnership has the right to increase the primary revolving facility by up to $75,000, to a maximum total facility amount of $250,000. On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000. The primary revolving facility is collateralized by a first perfected security interest in a pool of vessels and certain equipment and machinery related to such vessels having a net book value of $255,000 and a total fair market value of approximately $256,000 as of June 30, 2009. The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR (0.31% at June 30, 2009), plus a margin ranging from 0.7% to 1.5% depending on the Partnership's ratio of total funded debt to EBITDA (as defined in the agreement). The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. On August 14, 2007, the Partnership borrowed $67,000 under the primary revolving facility and $45,000 under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see note 3).

        Also on August 14, 2007, the Partnership entered into a bridge loan facility for up to $60,000 with an affiliate of KeyBank National Association in connection with the Smith Maritime Group acquisition. While outstanding, the bridge loan facility bore interest at an annual rate of LIBOR plus 1.5%, and was to mature on November 12, 2007.

        Both the $45,000 364-day senior secured facility and the $60,000 bridge loan were repaid on September 26, 2007 upon closing of an offering of common units by the Partnership. See "—Common

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Financing (Continued)

Unit Offerings" below. As of June 30, 2009 and 2008, the Partnership had $139,850 and $162,350 outstanding on the revolving facility, respectively.

        The Partnership initially entered into this revolving credit agreement on March 24, 2005 and amended it at various times in fiscal year 2006 to increase or decrease its available borrowings in conjunction with acquisition, bond repayment, newbuild and term loan activities. During fiscal 2007, the Partnership further amended the credit agreement to add additional bank participants, increase the available borrowings to $125,000, amend certain financial covenants and reduce interest rates.

        On November 30, 2007, the Partnership entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104,850 of its credit agreement borrowings for fixed rates, for a term of three years. The fixed rates to be paid by the Partnership average 4.01% plus the applicable margin. The fair value of the swap contract of ($4,682) and ($1,156) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        The Partnership also maintains a separate $5,000 revolver with a commercial bank to support its daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.40%; amounts outstanding at June 30, 2009 and 2008 totaled $428 and $3,721, respectively. This revolving credit facility is collateralized by three barges and two tug boats.

  Term Loans and Capital Lease Obligation

        Term loans and capital lease obligation outstanding at June 30, 2009 and 2008 were as follows. Descriptions of these borrowings are included below:

	2009	2008
Term loans due:
October 5, 2008	$—	$4,265
May 1, 2012	2,619	3,418
October 1, 2012	2,245	2,830
December 31, 2012	8,317	9,102
January 1, 2013	11,039	13,243
April 30, 2013	14,036	15,321
May 1, 2013	67,661	71,916
June 1, 2014	17,418	18,869
June 1, 2015	—	16,497
July 1, 2015	26,284	27,465
November 1, 2015	5,601	—
December 1, 2016	46,023	10,381
February 28, 2018	5,139	5,370
April 1, 2018	4,096	4,275
May 1, 2018	15,638	46,858
June 1, 2018	—	4,300
August 1, 2018	16,220	17,990
Capital lease obligation	399	1,035

	242,735	273,135
Less current portion	16,820	16,754

	$225,915	$256,381

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Financing (Continued)

        On October 8, 2008, the Partnership entered into a loan agreement with a financial institution to borrow $5,800, for which it pledged two tug boats as collateral. The proceeds of the loan were used to repay indebtedness under the Partnership's revolving credit agreement. This loan bears interest at a fixed rate of 5.85% per annum. This loan is repayable by one payment of interest only covering the period from the closing date through October 31, 2008, which was paid on November 1, 2008, and 84 monthly installments of $56 commencing December 1, 2008, with the remaining principal balance of $2,900, together with interest, due on November 1, 2015. Outstanding borrowings were $5,601 at June 30, 2009.

        On June 5, 2008, the Partnership closed the last of eleven fixed-rate term loans aggregating $72,147, which were entered into between April 30, 2008 and June 5, 2008. These loans were arranged with a financial institution, which assigned all but two to other financial institutions. The proceeds of these loans were used to repay borrowings under the Partnership's credit agreement, except for $15,000 which was used to repay an advance on such loans which was borrowed on March 21, 2008 concurrent with repayment of a separate term loan which came due and was repaid on March 24, 2008. These term loan agreements contain customary events of default, including a cross default to the Partnership's credit agreement, and also the fixed charge coverage ratio requirement that is included in the credit agreement. In conjunction with the sale-leaseback transactions (see note 5) two of these term loans were repaid in December 2008 and four were repaid in June 2009. The remaining five term loans have a term of ten years maturing between April 1, 2018 and May 1, 2018 and are collateralized by three barges and two tugboats. The remaining five term loans bear a weighted average interest rate of 6.43% and are repayable in an aggregate fixed monthly payment of $180. Final balloon payments on the remaining five term loans aggregate $9,108 between April 1, 2018 and May 1, 2018. Borrowings outstanding on these loans totaled $19,734 and $71,930 at June 30, 2009 and 2008, respectively.

        Also on June 5, 2008, in connection with the acquisition of eight tugboats and ancillary equipment described in note 5 above, the Partnership entered into a bridge loan agreement with a financial institution, pursuant and subject to which the lender agreed to extend a bridge loan in the original principal amount of $31,730. The bridge loan was to mature on October 5, 2008; the Partnership has since refinanced $27,465 of the bridge loan with term loans and repaid the balance on July 13, 2008 using its revolving credit agreement. The term loans all have terms of seven years. Two of the loans totaling $19,860 bear a weighted average interest rate of 6.52% and are repayable in an aggregate fixed monthly amount of $182, with final balloon payments of principal totaling $12,141 due at maturity on July 1, 2015. A third term loan bears interest at LIBOR plus 2.0%, is repayable in fixed principal amounts ranging from $31 to $42 monthly, plus interest, and matures on July 1, 2015 at which time a final balloon payment of principal of $4,605 is due. These term loans are collateralized by six tugboats. Borrowings outstanding on these term loans totaled $26,284 and $27,465 at June 30, 2009 and 2008, respectively.

        On June 4, 2008, the Partnership entered into a credit agreement (the "ATB Agreement") with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57,600. Obligations under the ATB Agreement are collateralized during the construction period by an assignment of the Partnership's rights under the construction contract with the shipyard and, after delivery, by a first preferred mortgage in the tug-barge unit. Interest is payable quarterly at the applicable LIBOR rate plus a margin ranging from 1.05% to 1.85% based upon the Partnership's ratio of total funded debt to EBITDA, as defined in the agreement. At the delivery date of the unit, which is expected during the fourth quarter of calendar 2009, the aggregate of the

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Financing (Continued)

advances taken during the construction period will be converted to a term loan repayable in twenty-eight quarterly payments covering 37.5% of the term loan, which are expected to approximate $771 each, plus interest at LIBOR plus the applicable margin. The twenty eighth and final payment will also include a balloon payment of 62.5% of the acquisition cost, estimated at $36,000. The ATB Agreement contains the same financial covenants as are contained in the Partnership's credit agreement described above, as well as customary events of default. Outstanding borrowings were $46,023 and $10,381 at June 30, 2009 and 2008 respectively, under the agreement. On June 13, 2008, the Partnership also entered into an agreement with the bank to swap the LIBOR-based, variable rate interest payments on the outstanding balance of the ATB Agreement to a fixed rate of 5.08% over the same term, resulting in a total fixed interest rate of 5.08% plus the applicable margin. The fair value of the swap contract of ($4,607) and ($881) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        On February 22, 2008, the Partnership closed a new ten-year, $5,425 term loan to finance the purchase of a tugboat. The loan bears interest at 6.15%, and is repayable in monthly installments of $46 with a final payment at maturity on February 28, 2018 of $2,417. The loan is collateralized by the related tugboat. The principal balance of the loan was $5,139 and $5,370 at June 30, 2009 and 2008, respectively.

        On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, the Partnership assumed two term loans totaling $23,511. The first, in the amount of $19,464, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147, plus interest, through August 2018. The second, in the amount of $4,047, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59 to $81, plus interest, through May 2012. These loans are collateralized by three tank barges. The Partnership also agreed with the lender to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.46%, plus a margin, over the same terms as the loans. Borrowings outstanding on the term loans were $18,839 and $21,408 at June 30, 2009 and 2008, respectively. The fair value of the swap contract of ($1,929) and ($1,219) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        Also in connection with the acquisition of the Smith Maritime Group, the Partnership acquired an option to purchase a 50% interest in a joint venture which was exercised in October 2007. The joint venture is consolidated in these financial statements. The joint venture debt consists of a term loan which bears interest at 6.5%, matures on October 1, 2012, and is collateralized by the related tank barge. Borrowings outstanding on this term loan at June 30, 2009 and 2008 were $2,245 and $2,830, respectively.

        In May 2006, the Partnership entered into an agreement to borrow up to $23,000 to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable in monthly principal payments of $121, plus accrued interest, over seven years, with the remaining principal amount of $10,281 payable at maturity on June 1, 2014. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan were $17,418 and $18,869 at June 30, 2009 and 2008, respectively.

        On April 3, 2006, the Partnership entered into an agreement with a lending institution to borrow $80,000, for which it pledged six tugboats and six tank barges as collateral. The proceeds of these loans were used to repay indebtedness under the Partnership's credit agreement. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Financing (Continued)

maturity on May 1, 2013. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $67,661 and $71,916 as of June 30, 2009 and 2008, respectively. Also on April 3, 2006, the Partnership entered into an agreement with the lending institution to swap the one-month, LIBOR-based, variable interest payments on the $80,000 of loans for a fixed payment at a rate of 5.2275% plus the applicable margin, over the same terms as the loans. This swap results in a fixed interest rate on the Notes of 6.6275% for their seven-year term. The fair value of the swap contract of ($6,399) and ($3,451) as of June 30, 2009 and 2008, respectively, is included in other liabilities in the consolidated balance sheets.

        The interest rate swap contracts referred to above have all been designated as cash flow hedges and, therefore, the unrealized gains and losses resulting from the change in fair value of each of the contracts are being reflected in other comprehensive income.

        On December 19, 2005, one of the Partnership's subsidiaries entered into a seven year Canadian dollar (CDN $) term loan to refinance the purchase of an integrated tug-barge unit. The proceeds of US $13,000 were used to repay borrowings under the credit agreement which had been used to finance the purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 60 monthly installments of CDN $136 and 23 monthly installments of CDN $216 with the remaining principal amount of CDN $7,688 payable at maturity on January 1, 2013. This loan is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total US $11,039 and US $13,243 as of June 30, 2009 and 2008, respectively.

        In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107 with the remaining principal amount of $9,000 payable at maturity on April 30, 2013. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $14,036 and $15,321 at June 30, 2009 and 2008, respectively.

        In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $66 with the remaining principal amount of $5,500 payable at maturity on December 31, 2012. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $8,317 and $9,102 at June 30, 2009 and 2008, respectively.

        The capital lease obligation, which had a balance outstanding of $399 at June 30, 2009, matures in April 2010.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Financing (Continued)

  Restrictive Covenants

        The agreements governing the credit agreement, the term loans and the operating lease agreements contain restrictive covenants that, among others, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of asset coverage, fixed charge coverage and total funded debt to EBITDA, as defined in the agreements. As of June 30, 2009 and 2008, the Partnership was in compliance with such covenants.

  Interest

        Interest expense, net of amounts capitalized, and interest income, was as follows:

	For the Years Ended June 30,
	2009	2008	2007
Interest costs incurred	$24,069	$22,955	$14,878
Less interest capitalized	2,436	1,592	738

Interest expense	21,633	21,363	14,140
Interest income	(130)	(88)	(43)

Interest expense, net	$21,503	$21,275	$14,097

        The weighted average interest rate on the term loans was 4.8%, 5.9% and 6.6% at June 30, 2009, 2008 and 2007, respectively. All but one term loan is subject to either a prepayment or breakage fee. Interest payable totaled $1,213 and $1,739 as of June 30, 2009 and 2008, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2009 and 2008, accounts payable included book overdrafts of $1,695 and $5,445, respectively, representing outstanding checks.

  Maturities of Long-Term Debt

        As of June 30, 2009, maturities of long-term debt for each of the next five years were as follows:

2010	$16,820
2011	18,917
2012	20,002
2013	86,914
2014	20,144

  Common Unit Offerings

        On August 20, 2008, the Partnership completed a public offering of 2,000,000 common units representing limited partner interests at a price to the public of $25.80 per unit. The net proceeds of $49,805 from the offering, after payment of underwriting discounts and commissions and other

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Financing (Continued)

transaction costs, were used to repay borrowings under the Partnership's credit agreements and to make construction progress payments in connection with the Partnership's vessel newbuilding program.

        On September 26, 2007, the Partnership completed a public offering of 3,500,000 common units at a price to the public of $39.50 per unit. The net proceeds of $131,918 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreement, including the $45,000 364-day facility, and also the $60,000 bridge loan facility described above. In addition, as described in note 3, the Partnership issued 250,000 common units to the sellers in the Smith Maritime Group acquisition, valued at $11,298, in a transaction not involving a public offering.

Note 7: Derivative Financial Instruments

        The Partnership is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk. Interest rate swaps are used to manage interest rate risk associated with the Partnership's floating-rate borrowings. As of June 30, 2009, the total notional amount of the Partnership's seven receive-variable/pay-fixed interest rate swaps was $248,950. Interest and principal payments for debt hedged by one interest rate contract with a notional amount of $57,600 commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 1.05% to 1.85%. The remaining six interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.51% to 6.81%, with a weighted average rate of 6.02%. Interest rate swaps having a notional amount of $191,350 at June 30, 2009 decrease as principal payments on the respective debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

	Liability Derivatives
	June 30, 2009		June 30, 2008
Derivatives designated as hedging instruments under FAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other liabilities	$17,617	Other liabilities	$6,707

Total derivatives designated as hedging instruments under FAS 133		$17,617		$6,707

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Derivative Financial Instruments (Continued)

The Effect of Derivative Instruments on the Statement of Operations
For the Years Ended June 30, 2009, 2008 and 2007

					Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) For the Year Ended June 30,
	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion) For the Year ended June 30,			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in FAS 133 Cash Flow Hedging Relationships	2009	2008	2007		2009	2008	2007
Interest rate contracts	$(10,910)	$(6,811)	$(690)	Interest expense	$(3,221)	$20	$213

Total	$(10,910)	$(6,811)	$(690)		$(3,221)	$20	$213

*
OCI is defined as other comprehensive income in accordance with FAS 130 "Reporting Comprehensive Income"

        Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income. The estimated amount of the existing losses at June 30, 2009 that are expected to be reclassified into earnings within the next 12 months is $8,759. The maximum length of time over which the Partnership is hedging its exposure to variability in future cash flows relating to floating rate interest payments is approximately nine years.

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

Note 8: Fair Value Measurements

        Effective July 1, 2008, the Partnership adopted FAS No. 157 "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

        FAS 157 established a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes our own credit risk.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 8: Fair Value Measurements (Continued)

        The levels of the fair value hierarchy established by FAS 157 are as follows:

    Level 1—Quoted prices in active markets for identical assets or liabilities

    Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

    Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

        The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009. This amount includes fair value adjustments relating to our own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$17,617	$—

        Our interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 9: Retirement Plan

        The Partnership's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all eligible employees. The 401(k) Plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. In addition, the 401(k) Plan allows for an annual discretionary employer contribution up to five percent of an employee's annual compensation. Employer contribution expense under the 401(k) Plan totaled $4,839, $3,743 and $2,981 for the years ended June 30, 2009, 2008 and 2007, respectively.

        Accrued expenses for the 401(k) Plan totaled $3,506 and $2,881 as of June 30, 2009 and 2008, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additionally, accrued expenses for payroll-related costs totaled $3,279 and $3,969 as of June 30, 2009 and 2008, respectively, which are also included in accrued expenses and other current liabilities in the consolidated balance sheets.

Note 10: Long-term Incentive Plan

        In January 2004, K-Sea General Partner GP LLC, the general partner of the Partnership's general partner, adopted the K-Sea Transportation Partners L.P. Long-term Incentive Plan (the "Plan") for directors and employees of K-Sea General Partner GP LLC and its affiliates. The Plan currently permits the grant of awards covering an aggregate of 440,000 common units in the form of restricted units and unit options and is administered by the Compensation Committee of the Board of Directors of K-Sea General Partner GP LLC. The Board of Directors of K-Sea General Partner GP LLC, in its

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 10: Long-term Incentive Plan (Continued)

discretion, may terminate the Plan at any time with respect to any restricted units for which a grant has not yet been made, and also reserves the right to alter or amend the Plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the New York Stock Exchange. No change in any outstanding grant may be made, however, which would materially impair the rights of the participant without the consent of such participant. Subject to certain exceptions, restricted units are subject to forfeiture if employment is terminated prior to vesting. As the restricted units vest, K-Sea General Partner GP LLC has the option to either acquire common units in the open market for delivery to the recipient or distribute newly issued common units from the Partnership. In all cases, K-Sea General Partner GP LLC is reimbursed by the Partnership for such expenditures.

        The Partnership follows the provisions of FAS 123R, which states "equity instruments awarded to employees is to be estimated at fair value at the grant date." There is only a service condition ("vesting period") in respect to the awards; they are not conditional upon any performance or market conditions. The vesting period for the restricted units ranges from approximately three to five years. The Partnership estimated forfeitures over the vesting period to be zero. Therefore, the fair value estimate is based solely upon the unit price at the grant dates.

        Unit compensation expense amounted to $1,324, $1,411 and $1,007 for the years ended June 30, 2009, 2008 and 2007, respectively. The total fair value of units vested during the years ended June 30, 2009, 2008 and 2007 were $983, $725, and $731, respectively. As of June 30, 2009 and 2008 there was $2,766 and $2,962, respectively, of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. A summary of the status of the Partnership's restricted unit awards as of June 30, 2009 and 2008, and of changes in restricted units outstanding under the Partnership's long-term incentive plan during the year ended June 30, 2009, is as follows:

	Number of units	Weighted-average grant price
Restricted unit awards outstanding at June 30, 2008	102,884	$37.32
Units granted	49,044	$24.84
Forfeitures	(2,524)	$39.77
Units vested and issued	(28,100)	$34.98

Restricted unit awards outstanding at June 30, 2009	121,304	$32.76

        During the fourth quarter of fiscal 2009, the Partnership reclassified $1,218 of deferred compensation liability for vested and unissued restricted units from accrued expense and other liabilities to partners' capital in the consolidated balance sheets.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 11: Income Taxes

        The components of the provision for income taxes for the fiscal years ended June 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current:
Federal	$—	$—	$102
State and local	43	36	24
Foreign	358	15	330

	401	51	456

Deferred:
Federal	(54)	380	152
State and local	203	310	218
Foreign	(263)	(212)	25

	(114)	478	395

Provision for income taxes	$287	$529	$851

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership provision for income taxes for the fiscal years ended June 30, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Tax at federal statutory rate of 34%	$4,839	8,906	$5,668
Entities not subject to federal income taxes	(5,036)	(8,517)	(5,393)
State and local income taxes, net of federal benefit	238	312	241
Foreign taxes, net of federal benefit	75	(187)	340
Valuation allowance	97	—	—
Other	74	15	(5)

Total	$287	$529	$851

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 11: Income Taxes (Continued)

        Significant components of deferred income tax liabilities and assets as of June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$6,454	$5,343

Total deferred tax liabilities	$6,454	$5,343

Deferred tax assets:
Allowance for doubtful accounts	$49	$104
Accrued expenses	852	997
Net operating loss carry-forwards	2,962	1,357
Valuation allowance	(97)	—
Other	188	136

Total deferred tax assets	$3,954	$2,594

        The Partnership had temporary differences at June 30, 2009 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $164,346. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

        FAS 109, Accounting for Income Taxes, requires the Partnership to establish a valuation allowance against deferred tax assets when it is more likely than not that the Partnership will be unable to realize those deferred tax assets in the future. Based on the Partnership's current and past performance, cumulative losses in recent years resulting from its Canadian operations, the market environment in which the Partnership operates, and the utilization of past tax attributes, the Partnership has established a valuation allowance of $97 against a portion of its Canadian deferred tax assets.

        The Partnership expects to maintain such valuation allowance against a portion of its Canadian deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Partnership attains an appropriate level of future Canadian profitability and the Partnership is able to conclude that it is more likely than not that all of its Canadian deferred tax assets are realizable. The change in the valuation allowance for the years ended June 30, 2009 and June 30, 2008 was $97 and $0, respectively.

        At June 30, 2009, the Partnership's corporate subsidiaries had federal net operating losses of $3,522, which begin to expire in 2024, state and local net operating losses of $6,834 which begin to expire in 2011, and foreign net operating losses of $5,626, which begin to expire in 2026.

        The Partnership is currently under an Internal Revenue Service ("IRS") examination for calendar year 2006. Though the examination is still ongoing, the IRS has yet to contest any of the federal income tax positions taken on the Partnership's 2006 federal tax return.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: Related Party Transactions, Commitments and Contingencies

        The Partnership leases its New York office and pier facilities from and charters certain vessels to an affiliate of an employee who is not an executive officer or a director. Terms of the lease agreement provide for annual rental payments of $400 through April 2019. Rent expense was $400 for the fiscal years ended June 30, 2009, 2008 and 2007. Bareboat charter revenue related to vessels chartered to an affiliate of an employee who is not an executive officer or director was $309, $514 and $513 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The Partnership also utilizes such affiliate for tank cleaning services at a cost of $1,314, $1,601 and $1,894 for the years ended June 30, 2009, 2008 and 2007 respectively. Included in accounts receivable at June 30, 2009 and June 30, 2008 is $110 and $146, respectively, due from this affiliate. Included in accounts payable at June 30, 2009 and June 30, 2008 is $100 and $77, respectively, due to this affiliate.

        The Partnership leases a parcel of land used for the storage of vessel parts and equipment from the President of the Pacific Region for $12 per month. Included in accounts payable at June 30, 2009 and June 30, 2008 is $12 and $0, respectively, due to the President of the Pacific Region.

        In addition, a subsidiary of the Partnership leases office and pier facilities and a water treatment facility in Virginia under an agreement with a third party that extends through January 2010. The Virginia lease agreement requires annual rental payments of $250 through January 8, 2010. The subsidiary receives $84 from sublease of a portion of the Virginia property which extends to December 31, 2009. The subsidiary has an option to buy the Virginia premises for an aggregate purchase price of $4,200. Rent expense, net of the sublease, was $166 for the fiscal years ended June 30, 2009, 2008 and 2007. The Partnership and subsidiary are also responsible for real estate taxes, insurance and all other costs associated with occupying these properties. Effective July 1, 2006, the Partnership also leases office space in New Jersey under an agreement with a third party that extends through December 2013. Such lease agreement was amended in March 2008 to reflect an expansion of leased office space which the Partnership occupied at the end of the 2008 fiscal year. The New Jersey lease requires annual rental payments of $392 through December 2009, $408 through December 2010 and $423 through December 2013. Rent expense was $400, $260 and $220 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

        In connection with an acquisition, the Partnership assumed agreements with the port authority in Seattle, Washington covering the lease of terminal facilities and docking rights for its vessels. The lease expired in October 2008 and was renewed, there is an option for one additional five-year term. The lease requires monthly payments of $34 with escalation each year based on the consumer price index. In October 2007, the Partnership entered into a five year lease with the port authority in Seattle, Washington relating to the expansion of leased office and warehouse space that requires monthly rental payments of $3. Rent expense for these leases for the years ended June 30, 2009, 2008 and 2007 was $308, $239 and $265 respectively.

        The partnership leases equipment which consists of copy machines and a forklift. The equipment lease expense for the years ended June 30, 2009, 2008 and 2007 was $106, $80 and $68, respectively.

        In addition to the eight vessel operating lease agreements described in note 5, the Partnership leases one tugboat and three barges under non-cancelable operating leases which expire October 2009 through February 2011. Charter expenses were $3,826, $2,724 and, $2,995 for the tug and barge operating leases for the years ended June 30, 2009, 2008 and 2007, respectively. The future minimum

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: Related Party Transactions, Commitments and Contingencies (Continued)

operating lease payments for the one tug and eleven barges, as well as the aforementioned property and equipment leases, as of June 30, 2009 are as follows:

Year ending June 30,	Vessels	Property	Equipment	(Sub Lease)	Total
2010	$7,687	$1,150	$52	$(55)	$8,834
2011	7,260	1,044	49		8,353
2012	7,068	1,057	40		8,165
2013	7,068	1,037	14		8,119
2014 and thereafter	45,560	1,170	9		46,739

Total	$74,643	$5,458	$164	$(55)	$80,210

        Additionally, the Partnership has lease agreements with a shipyard for two 50,000-barrel barges, with expected delivery of one vessel in the third quarter of fiscal year 2010 and the other vessel in third quarter of fiscal year 2011. Aggregate rent for the ten year terms of these two leases is $16,680 and $17,280, respectively.

        Included in total revenues are time charter and bareboat charter revenues of $196,528, $157,209 and $105,621 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The Partnership's time charters and bareboat charters extend over various periods which expire between 2009 and December 2014.

        At June 30, 2009, minimum contractually agreed future revenue under time and bareboat charters was as follows:

Year ending June 30,
2010	$129,986
2011	78,979
2012	51,298
2013 and thereafter	145,469

Total	$405,732

        The Partnership has entered into employment agreements with certain of its executive officers. Each of the employment agreements had an initial term of one year, which is automatically extended for successive one-year terms unless either party gives 30-days written notice prior to the end of the term that such party desires not to renew the employment agreement. These executive officers currently receive aggregate base annual salaries of $740. In addition, each employee is eligible to receive an annual bonus award based upon the performance of the Partnership and individual performance. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by 0.75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: Related Party Transactions, Commitments and Contingencies (Continued)

        The European Union has been working toward a new directive for the insurance industry, called "Solvency 2", with a proposed implementation date of November 1, 2012 and which requires increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. ("WOE"), a mutual insurance association based in Luxembourg, provides the Partnership's protection and indemnity insurance coverage and would be impacted by the Solvency 2 directive. In anticipation of the Solvency 2 regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. The Partnership's capital call of $1,119 was paid during calendar 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, the Partnership has an interest in the WOE's free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2009 and 2008 consolidated balance sheets.

        In December 2008, the Partnership received an additional call from its mutual insurance carrier. The call was primarily retrospective for policy years covering February 2006 through February 2009. The decision to make the call was based primarily on falling investment returns and projected underwriting losses. Although such additional calls are uncommon, the Partnership's insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements. The additional calls, which were based upon the information available in mid-November 2008, totaled $3,377. The call for the first policy year was paid in February 2009 and the call for the second policy year is expected to be paid in September 2009. The remaining call for the last policy year is scheduled for payment in January 2010 and August 2010. The Partnership's insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary. The Partnership received updated information from its insurance carrier reflecting improved investment returns and underwriting results. Based on the information provided, the Partnership's financial statements reflect additional insurance expense, included in vessel operating expenses, of $2,470 for the year ended June 30, 2009. Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

        In November 2005 one of the Partnership's tank barges, the DBL 152, struck submerged debris in the U.S. Gulf of Mexico, causing significant damage which resulted in the barge eventually capsizing. The Partnership's insurers responded to the pollution-related costs and environmental damages resulting from the incident, paying approximately $65,000 less $60 in total deductibles. In December 2007, a court made a final determination of liability in this case, resulting in a financial recovery by the Partnership's insurers, and also by the Partnership. As a result of the ruling, the Partnership was awarded a reimbursement of certain expenses totaling $2,073, which is included in other expense (income) in the Partnership's consolidated statements of operations for the fiscal year ended June 30, 2008. The Partnership received payment in January 2008.

        The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: Related Party Transactions, Commitments and Contingencies (Continued)

that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership's assets, and would not have a material adverse effect on the Partnership's financial position, results of operations or cash flows. The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $7,459 and $8,801 at June 30, 2009 and 2008, respectively, and is included in prepaid expenses and other current assets. Insurance claims payable at June 30, 2009 and 2008 totaled $7,206 and $7,594, respectively, and is included in accrued expenses and other current liabilities.

        As discussed in note 5, the Partnership has agreements with shipyards for the construction of one articulated tug-barge unit and one additional tank barge.

Note 13: New Accounting Pronouncements

        In September 2006, FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Partnership adopted FAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, for which the effective date was delayed as further described below. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill and indefinite lived intangible assets impairment testing.

        In February 2008, the FASB also issued FASB Staff Positions ("FSP") 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude FAS No. 13, "Accounting for Leases" and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") which replaces FAS No.141, "Business Combinations." FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the purchase method of accounting, but FAS 141(R) changed the method of applying the purchase method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS No. 109 "Accounting for Income Taxes," ("FAS 109") such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). This amendment to FAS 109 had no impact on the Partnership's consolidated financial statements. The Partnership expects the adoption of the remaining provisions of FAS 141(R) will not have a significant impact on our consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 13: New Accounting Pronouncements (Continued)

        In December 2007, the FASB issued FAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("FAS 160"). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Partnership expects the adoption of FAS 160 will not have a significant impact on its consolidated financial statements.

        In March 2008, the FASB issued FAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008 with early application encouraged. The Partnership adopted FAS 161 effective January 1, 2009 and included the required disclosures in the notes to the consolidated financial statements.

        In May 2008, the FASB's EITF issued EITF Issue 07-4 ("EITF 07-4"): "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships" ("MLPs"). EITF 07-4 applies to MLPs that are required to make incentive distributions when certain thresholds have been met that are accounted for as equity distributions. The provisions of EITF 07-4 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-4 will be applied retrospectively for all financial statements presented for us starting July 1, 2009. The Partnership is currently analyzing the impact of this standard.

        In June 2008, the FASB issued FSP EITF 03-6-1"Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in a share based payment transaction are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two class method described in paragraphs 60 and 61 of FASB Statement No. 28, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 requires prior period EPS data presented to be adjusted retrospectively to conform to its provisions. The Partnership is currently analyzing the impact of this standard.

        In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1: "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends FAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 13: New Accounting Pronouncements (Continued)

periods ending after March 15, 2009. The Partnership adopted FSP FAS 107-1 and APB 28-1 effective July 1, 2009 and will include the required disclosures in its interim period reporting.

        In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was not expected to change existing practices but rather reduce the complexity of financial reporting. This statement became effective on November 13, 2008 and did not have a material effect on the Partnership's financial statements. In June 2009, the FASB issued FAS No. 168 "The FASB Codification™ and the Hierarchy of Generally Accepted Principles, a replacement of FAS No. 162 ("FAS 168"). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles. On the effective date of FAS 168, the Codification will supersede all then existing non-SEC accounting and reporting standards. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material effect on the Partnership's consolidated financial statements.

        In May 2009, the FASB issued FAS No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual financial periods ending after June 15, 2009. The Partnership adopted FAS 165 effective April 1, 2009 and has included the required disclosure in the notes to the consolidated financial statements.

Note 14: Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations for each of the fiscal years ended June 30, 2009 and 2008:

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2009
Total revenues	$91,494	$88,259	$78,438	$72,271
Operating income	$9,893	$9,353	$8,926	$8,284
Net income	$3,854	$3,603	$3,908	$2,582
General partners' interest in net income	$53	$46	$50	$33
Limited partners' interest in net income	$3,801	$3,557	$3,858	$2,549
Net income per limited partner unit:
Basic	$0.26	$0.23	$0.25	$0.16
Diluted	$0.26	$0.22	$0.24	$0.16

        Effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 14: Quarterly Results of Operations (Unaudited) (Continued)

twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $1,552 and $1,533, respectively, and net income per fully diluted limited partner unit by $0.09, for the three months ended June 30, 2009; increased operating income and net income by $1,587 and $1,567, respectively, and net income per fully diluted limited partner unit by $0.09, for the three months ended March 31, 2009; increased operating income and net income by $1,633 and $1,613, respectively, and net income per fully diluted limited partner unit by $0.10, for the three months ended December 31, 2008; and increased operating income and net income by $1,633 and $1,613, respectively, and net income per fully diluted limited partner unit by $0.11, for the three months ended September 30, 2008.

        During the third quarter financial reporting process, the Partnership identified an accounting adjustment related to the December 31, 2008 carrying value of one of its fixed assets. The impact is a reduction to the net income for the quarter ended December 31, 2008 of $274 which is not considered material. This adjustment has been reflected in net income for the quarter ended March 31, 2009 as further described in note 6 vessels and equipment to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 15: Subsequent Event

        On August 12, 2009, the Partnership completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009 the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59,407 from the offering, after payment of underwriting discounts and commissions but excluding other transaction costs, were used to repay borrowings of approximately $35,000 under the Partnership's credit agreements and will be used to make construction progress payments in connection with the Partnership's vessel newbuilding program.