Form 10-Q
period 2009-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2009-11-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

At November 9, 2009, the number of the issuer’s outstanding common units was 19,127,411.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	June 30,
	2009	2009

ASSETS
Current Assets:
Cash and cash equivalents	$4,111	$1,819
Accounts receivable, net	29,058	29,819
Deferred taxes	1,139	1,118
Prepaid expenses and other current assets	15,513	16,689
Total current assets	49,821	49,445

Vessels and equipment, net	522,401	533,996
Construction in progress	81,230	66,882
Deferred financing costs, net	3,002	3,152
Goodwill	54,300	54,300
Other assets	29,865	31,028
Total assets	$740,619	$738,803

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$17,143	$16,820
Accounts payable	12,582	17,239
Accrued expenses and other current liabilities	28,767	27,134
Deferred revenue	12,380	12,476
Total current liabilities	70,872	73,669

Term loans and capital lease obligation	224,372	225,915
Credit line borrowings	104,850	140,278
Other liabilities	12,267	11,395
Deferred taxes	3,805	3,618
Total liabilities	416,166	454,875

Commitments and contingencies

Partners’ capital:
General partner	2,175	2,230
Limited partners	336,394	294,259
Accumulated other comprehensive loss	(18,647)	(17,075)
Total K-Sea Transportation Partners L.P. unitholders’ capital	319,922	279,414

Non-controlling interest	4,531	4,514
Total partners’ capital	324,453	283,928

Total liabilities and partners’ capital	$740,619	$738,803

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended September 30,
	2009	2008

Voyage revenue	$66,426	$84,640
Other revenue	4,176	6,854

Total revenues	70,602	91,494

Voyage expenses	10,519	23,505
Vessel operating expenses	35,456	37,066
General and administrative expenses	6,979	7,961
Depreciation and amortization	18,922	12,775
Net loss on disposal of vessels	—	294
Total operating expenses	71,876	81,601

Operating income (loss)	(1,274)	9,893

Interest expense, net	4,177	5,905
Other expense (income), net	(510)	(4)

Income (loss) before income taxes	(4,941)	3,992

Provision for income taxes	202	136
Net income (loss)	(5,143)	3,856

Less net income attributable to non-controlling interest	99	2
Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders (“net income (loss) of K-Sea”)	$(5,242)	$3,854

Allocation of net income (loss) of K-Sea:
General partner’s interest in net income (loss) of K-Sea	$(55)	$1,124
Limited partners’ interest in net income (loss) of K-Sea	$(5,187)	$2,730
Net income (loss) of K-Sea	$(5,242)	$3,854

Basic net income (loss) of K-Sea per unit	$(0.29)	$0.19
Diluted net income (loss) of K-Sea per unit	$(0.29)	$0.19

Weighted average units outstanding - basic	17,650	14,729
Weighted average units outstanding - diluted	17,650	14,745

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	General Partner $	Limited Partner Units	Limited Partner $	Accumulated Other Comprehensive Income (Loss) $	Non-controlling Interest $	TOTAL
Balance at June 30, 2009 (note 2)	$2,230	15,794	$294,259	$(17,075)	$4,514	$283,928

Amortization of restricted unit awards under long-term incentive plan			358			358

Issuance of common units, net of transaction costs of $2,930		3,244	59,202			59,202

Fair market value adjustment for interest rate swap, net of tax benefit of $21				(1,650)		(1,650)

Foreign currency translation gain				78		78

Net income (loss)	(55)		(5,187)		99	(5,143)

Distributions to partners			(13,440)			(13,440)

Cash distributions to non-controlling interests					(82)	(82)

Stock distribution to the General Partner		50	1,202			1,202

Balance at September 30, 2009	$2,175	19,088	$336,394	$(18,647)	$4,531	$324,453

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,143)	$3,856
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,084	12,952
Payment of drydocking expenditures	(4,282)	(7,202)
Change in provision for loss on cancellation of contract	(500)	—
Provision for doubtful accounts	85	19
Deferred income taxes	187	85
Net loss on sale of vessels	—	294
Restricted unit compensation costs	358	257
Other	(22)	14
Changes in operating working capital:
Accounts receivable	676	1,981
Prepaid expenses and other current assets	67	4,886
Other assets	9	(85)
Accounts payable	(3,807)	(3,982)
Accrued expenses and other current liabilities	989	1,906
Deferred revenue	(96)	1,092
Net cash provided by operating activities	7,605	16,073
Cash flows from investing activities:
Construction of tank vessels	(14,228)	(31,136)
Other capital expenditures	(1,530)	(1,893)
Proceeds on sale of vessels	145	640
Payment received on notes receivable	876	—
Net cash used in investing activities	(14,737)	(32,389)
Cash flows from financing activities:
Proceeds from credit line borrowings	55,044	66,281
Repayment of credit line borrowings	(90,472)	(77,502)
Gross proceeds from equity offering	62,132	51,600
Proceeds from long-term debt borrowings	2,294	—
Payment of term loans	(4,324)	(8,341)
Financing costs paid—equity offerings	(2,930)	(1,771)
Financing costs paid—debt borrowings	—	(199)
Distributions to non-controlling interest	(82)	(82)
Distributions to partners	(12,238)	(11,671)
Net cash provided by financing activities	9,424	18,315
Cash and cash equivalents:
Net increase	2,292	1,999
Balance at beginning of year	1,819	1,752
Balance at end of year	$4,111	$3,751
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$4,538	$6,304
Income taxes	$2	$—
Supplemental disclosure of non-cash investing and financing activities:
Distribution of units to the general partner	$1,202	—

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.                                      The Partnership

K-Sea Transportation Partners L.P. and its subsidiaries (the “Partnership”) provide marine transportation, distribution and logistics services for refined petroleum products in the United States. On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests. The Partnership met certain financial tests described in its partnership agreement (“K-Sea Partnership Agreement”) for early conversion of the subordinated units and, as a result, 1,041,250, 1,041,250 and 2,082,500 of these subordinated units converted to common units on a one-for-one basis on February 14, 2007, February 14, 2008 and February 16, 2009.

The Partnership’s general partner, K-Sea General Partner L.P., held 202,447 general partner units, representing a 1.05% general partner interest in the Partnership as of September 30, 2009, as well as certain incentive distribution rights (“IDR”) in the Partnership.  IDR represent the right to receive an increasing percentage of cash distributions after certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the K-Sea Partnership Agreement. The K-Sea Partnership Agreement generally defines “Available Cash” as all of the Partnership’s cash and cash equivalents on hand at the end of each quarter less reserves established by the general partner for future requirements.  Distributions declared on limited partner units for the three months ended September 30, 2009 and 2008, were $0.45 per unit and $0.77 per unit, respectively. Additional contributions to the Partnership by the general partner to maintain its general partner interest upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of September 30, 2009, and for the three-month periods ended September 30, 2009 and 2008, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods. The Partnership has evaluated subsequent events through November 9, 2009 which represents the date these financial statements were issued. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Form 10-K”).  The June 30, 2009 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission rules and regulations.  Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                                      Accounting Policies

Basis of Consolidation

These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material inter-company transactions and balances have been eliminated in consolidation.

During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge. The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the Financial Accounting Standards Board (“FASB”). The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease (bareboat charter agreement). The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making over the asset for substantially all of its useful life and consequently greater economic interest. As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying financial statements.  The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge.  The carrying value of the tank barge is $11,144 and $11,263 at September 30, 2009 and June 30, 2009, respectively. Borrowings outstanding on this term loan at September 30, 2009 and June 30, 2009 were $2,093 and $2,245, respectively.

New Accounting Standards Adopted

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued a new accounting standard relating to non-controlling interests in consolidated financial statements. This standard established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present non-controlling interests as a component of equity, separate from the parent’s equity; (b) separately present the amount of consolidated net income attributable to non-controlling interests in the income statement; (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of non-controlling owners.

On July 1, 2009, the Partnership adopted this new standard. Accordingly, for periods presented in these consolidated financial statements, the Partnership has reclassified its non-controlling interest liability into partners’ capital in the consolidated balance sheets and has separately presented income attributable to non-controlling interests on the consolidated statements of operations.  The net income attributable to the K-Sea Transportation Partners L.P. unitholders is reported as “Net income (loss) of K-Sea” in the consolidated statements of operations.

Allocation of Net Income of K-Sea and Earnings per Unit

In May 2008, the FASB issued a new accounting standard relating to the application of the two-class method for calculating earnings per unit to master limited partnerships. This new accounting standard considers the difference between net income and distributions when calculating earnings per unit. On July 1, 2009, the Partnership adopted this new accounting standard, which is required to be applied retrospectively for all periods presented. The Partnership’s former practice was to calculate earnings per limited partner unit based solely upon the net income available to the limited partners after deducting the general partner’s interest in net income. Under the new accounting standard, the difference between net income and distributions that have been or will be made for the reporting period is allocated to the limited partners and general partner before the earnings per limited partner unit is calculated. Therefore, the new practice gives effect to any special allocations, including incentive distributions to our IDR holder (general partner), which are declared and paid following the close of each quarter.  If there is an excess of distributions over net income, such difference is allocated to the general partner and limited partners of an entity based on their respective sharing of losses specified in the entity’s partnership agreement for the period presented. The K-Sea Partnership Agreement contractually limits the sharing of losses to the general partner (units) and the limited partner (units) and therefore, the excess of distributions over net income is not allocated to the IDR holder.

If there are undistributed earnings they are allocated to the general partner and the limited partners of an entity utilizing the contractual terms of the entity’s partnership agreement. If distributions are contractually limited to the IDR holder’s share of currently designated available cash for distributions as defined under the entity’s partnership agreement, undistributed earnings in excess of available cash are not to be allocated to the IDR holder. The K-Sea Partnership Agreement contractually limits its distributions to Available Cash (as defined in the agreement), and therefore, undistributed earnings, if any, are not allocated to the IDR holder (general partner).

Accordingly, the effect of adopting this accounting standard impacts the Partnership’s presentation of earnings per unit in periods when distributions exceed net income as the reported earnings per limited partner unit will be lower than under the Partnership’s former practice. These differences will be material for those periods where there are material differences between the Partnership’s net income and the distributions it has or will pay with respect to such period.

In June 2008, the FASB issued a new accounting standard relating to determining whether instruments granted in share-based payment transactions are considered participating securities under the two-class method of calculating basic and diluted earnings per unit. On July 1, 2009, the Partnership adopted the provisions of this new accounting standard, which is also required to be applied retrospectively for all periods presented. This new standard affects entities that accrue or pay cash distributions on share-based payment awards during the awards’ service period when the cash distributions are not required to be returned if the employees forfeit the unvested award. This new standard requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable cash distributions participate in undistributed earnings with common unitholders and are considered participating securities. Certain of the Partnership’s share-based awards under its Long-Term Incentive Plan (“LTIP”) include rights to non-forfeitable distribution equivalent rights (“DER”). Based on the requirements of this new accounting standard we included such outstanding unvested awards with DER in the calculation of basic weighted average limited partner units outstanding. Previously, such outstanding unvested awards with DER, if dilutive, were included in the calculation of diluted weighted average limited partner units outstanding. The adoption of this standard decreased the basic loss per unit reported for the three months ended September 30, 2009 by $0.01 and had no impact on the basic income per unit reported for the three months ended September 30, 2008.

Under these new accounting standards, for the accounting periods included in this report, the allocation of net income between our general partner and limited partners was as follows:

	Three Months Ended September 30,
	2009	2008

Net income (loss) of K-Sea	$(5,242)	$3,854
Less distributions to be paid/paid for the quarter	(8,727)	(13,367)
Distributions in excess of earnings	$(13,969)	$(9,513)

Allocation of net income (loss) of K-Sea
Limited partner allocation:
Cash distributions (98.95% and 98.73% equity ownership, as of September 30, 2009 and 2008, respectively)	$8,636	$12,123
Allocation of distributions in excess of earnings	(13,823)	(9,393)
Net income (loss) of K-Sea allocated to limited partners	$(5,187)	$2,730

General partner allocation:
Cash distribution (1.05% and 1.27% equity ownership, as of September 30, 2009 and 2008, respectively)	$91	$156
Allocation of distributions in excess of earnings	(146)	(120)
Cash distribution IDR	—	1,088
Net income (loss) of K-Sea allocated to general partner	$(55)	$1,124

Limited partners allocation of net income (loss) of K-Sea	$(5,187)	$2,730
General partners allocation of net income (loss) of K-Sea	(55)	1,124
Net income (loss) of K-Sea	$(5,242)	$3,854

Weighted average units outstanding:
Total weighted average limited partner units outstanding - basic	17,650	14,729
Basic net income (loss) of K-Sea per limited partner unit	$(0.29)	$0.19

Weighted average limited partner units, assuming dilutive effect of contingently issuable units	17,650	14,745
Diluted net income (loss) of K-Sea per limited partner unit	$(0.29)	$0.19

The difference between the amounts of net income (loss) allocated to the limited and general partners and the related earnings per unit calculation under the new accounting standard and our previous accounting methodology for the three months ended September 30, 2008 is a reduction of $1,071 in the amount of net income allocated to the limited partners and a $0.07 decrease in basic and diluted net income per limited partner unit.

Business Combinations

In December 2007, the FASB issued a new accounting standard relating to business combinations. This standard applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, non-controlling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. The standard also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Because the Partnership did not complete any business acquisitions during the three months ended September 30, 2009, the adoption of this standard by the Partnership on July 1, 2009 did not have an effect on the accompanying consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued a new accounting standard for fair value measurements which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The FASB, however, delayed the effective date of the new accounting standard for fair value measurements for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (“nonrecurring measurements”) to fiscal years beginning after November 15, 2008. The Partnership adopted the fair value measurement standard on July 1, 2008 except for nonrecurring measurements. The Partnership adopted this standard as it relates to nonrecurring measurements on July 1, 2009. The adoption of this standard by the Partnership on July 1, 2009 resulted in additional fair value measurement disclosures relating to long lived assets in the accompanying consolidated financial statements.

The FASB Codification

In June 2009, the FASB issued “The FASB Codification TM and the Hierarchy of Generally Accepted Principles” (the “Codification”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date the Codification superseded all then existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles. The adoption of this standard by the Partnership on July 1, 2009 did not have an effect on the accompanying consolidated financial statements.

New Accounting Standards To Be Adopted

Fair Value Measurements

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Partnership is currently evaluating the potential impact to the consolidated financial statements of these changes, which become effective for the Partnership on October 1, 2009.

3.                                      Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$(5,143)	$3,856
Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 7)	(1,650)	(2,172)
Foreign currency translation gain (loss)	78	(41)
Total other comprehensive income (loss)	(1,572)	(2,213)

Total comprehensive income (loss)	(6,715)	1,643
Less comprehensive income attributable to non-controlling interest	99	2
Comprehensive income (loss) attributable to K-Sea unitholders	$(6,814)	$1,641

4.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	September 30, 2009	June 30, 2009
Vessels	$702,618	$697,359

Pier and office equipment	6,362	6,309
	708,980	703,668
Less accumulated depreciation and amortization	(186,579)	(169,672)
Vessels and equipment, net	$522,401	$533,996

Construction in progress	$81,230	$66,882

Depreciation and amortization of vessels and equipment was $18,186 and $12,039 for the three months ended September 30, 2009 and 2008, respectively. Such depreciation and amortization includes amortization of drydocking expenditures for the three months ended September 30, 2009 and 2008 of $5,198 and $4,305, respectively.

Depreciation and amortization of vessels and equipment for the three months ended September 30, 2009 also includes an impairment charge of $5,853 relating to certain of the Partnership’s single-hull vessels. The generally weak economy has resulted in a lower demand for oil and refined petroleum products in the United States. A number of major refining companies have announced the shut-down of refineries, which reduces demand for petroleum carrying barges and increases the industry’s availability of double- hull vessels, for which customers show a preference over single-hull vessels, thus causing an under utilization of single-hull vessels. The Partnership, therefore determined it would phase out certain of its single-hull  vessels prior to their Oil Pollution Act of 1990 (“OPA 90”) phase out dates. The impairment loss was determined based on cash flow forecasts developed using the Partnership’s own data.

As of September 30, 2009, the Partnership has agreements with shipyards for the construction of one 185,000-barrel articulated tug barge (“ATB”) unit, one 100,000-barrel tank barge, and the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010 (Delivered)

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

Construction in progress at September 30, 2009 primarily relates to costs incurred for the ATB unit and the 100,000-barrel tank barge described above.

5.                                      Intangible Assets and Goodwill

Intangible assets acquired as part of business combinations or asset acquisitions are recorded at fair value at their acquisition date and are amortized on a straight line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment of intangible assets would be recognized when expected undiscounted future operating cash flows are lower than the carrying value.

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business at the date of acquisition. The Partnership tests for impairment at least annually (as of October 31), or more frequently if impairment indicators arise, using a two step process. The first step identifies potential impairment by comparing the estimated fair value of a reporting unit with its book value including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

All of the Partnership’s goodwill and 99% of its intangible assets relates to the Pacific Region reporting unit. Of the $5,853 impairment charge recorded during the three months ended September 30, 2009, $1,330 relates to two single-hull  vessels which operate in the Pacific Region. Additionally, two long term contracts relating to the Pacific Region have not been renewed. The Partnership therefore reviewed its intangible assets and goodwill for impairment as of September 30, 2009. The Partnership used its business plans and projections as the basis for expected future cash flows for purposes of the impairment tests. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2009 and the first quarter of fiscal 2010, approved business plans and expected growth rates. Expected growth rates consider a) existing contracts, b) the recent non-renewal of certain existing contracts, and  c) two new seven year contracts relating to the Partnership’s newbuild ATB and 100,000-barrel barge which are expected to be put into service in December 2009 and May 2010, respectively.  The calculated fair value of the Pacific Region reporting unit exceeded its carrying value as of the September 30, 2009 measurement date. The Partnership based its fair value estimate on assumptions it believes to be reasonable. However, actual future results may differ from those projected, and those differences may be material.

The carrying amount of goodwill as of both September 30, 2009 and June 30, 2009 was $54,300.  Intangible assets consist of customer relationships and/or contracts and covenants not to compete. The net carrying amounts of intangible assets as of September 30, 2009 and June 30, 2009 are as follows:

		As of September 30, 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 – 20	$32,415	$(10,655)	$21,760
Covenants Not to Compete	3 – 4	550	(510)	40
Total		$32,965	$(11,165)	$21,800

		As of June 30, 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 – 20	$32,415	$(9,956)	$22,459
Covenants Not to Compete	3 – 4	550	(473)	77
Total		$32,965	$(10,429)	$22,536

Amortization expense for the customer relationships/contracts and the covenants not to compete for both the three months ended September 30, 2009 and September 30, 2008 was $736.

6.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2009	June 30, 2009

Term loans and capital lease obligations	$241,515	$242,735
Credit line borrowings	104,850	140,278
Total debt	346,365	383,013
Less current portion of debt	(17,143)	(16,820)
Non-current debt	$329,222	$366,193

Credit Agreements

The Partnership maintains a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for its operations.  The Partnership’s amended and restated revolving credit agreement, which expires on August 14, 2014, is currently a $200,000 revolving facility. Under certain conditions, the Partnership has the right to increase the revolving facility by up to an additional $50,000, to a maximum total facility amount of $250,000.  The revolving facility is collateralized by a first perfected security interest in a pool of vessels and certain equipment and machinery related to such vessels. The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR (0.25% at September 30, 2009), plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of Total Funded Debt to EBITDA (as defined in the agreement).  The Partnership also incurs commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. As of September 30, 2009 and June 30, 2009, the Partnership had $104,850 and $139,850 outstanding on the revolving facility.

The Partnership also has a separate $5,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balances on this revolver at September 30, 2009 and June 30, 2009 were $0 and $428, respectively.

Term Loans

The weighted average interest rate on term loans as of September 30, 2009 and June 30, 2009 were 4.76% and 4.8%, respectively.

Restrictive Covenants

The agreements governing the Partnership’s credit agreement, term loans and operating lease agreements contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require the Partnership to adhere to certain financial covenants, including defined ratios of asset coverage of at least 1.25 to 1.00, fixed charge coverage of at least 1.85 to 1.00 and total funded debt to EBITDA of no greater than 3.75 to 1.00 (each ratio as defined in the agreements). As of September 30, 2009 and June 30, 2009, we were in compliance with all of our debt covenants.

Based on current expectations regarding the Partnership’s business, management is in the process of negotiating amendments to, or obtaining consents under, the Partnership’s revolving credit facility, term loans and operating lease agreements to avoid a potential breach of financial covenants thereunder.  There can be no assurance that management will be successful.  If management is unsuccessful in taking these actions during the next three to six months, the Partnership may trigger a breach of its financial covenants, which could result in an event of default.  If an event of default were to occur and the Partnership was unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and  the termination of lease agreements, which would have an adverse effect on the Partnership’s business, operations, financial condition and liquidity and could raise doubts about the Partnership’s ability to continue as a going concern at that time.

Common Unit Offerings

On August 12, 2009, the Partnership completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009 the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59,202 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35,000 under the Partnership’s credit agreements and will be used to make construction progress payments in connection with the Partnership’s vessel new-building program.

On August 20, 2008, the Partnership completed a public offering of 2,000,000 common units. The price to the public was $25.80 per unit.  The net proceeds of $49,805 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreements and to make construction progress payments in connection with the Partnership’s vessel new-building program.

7.                                      Derivative Financial Instruments

The Partnership is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are used to manage interest rate risk associated with the Partnership’s floating-rate borrowings. As of September 30, 2009, the total notional amount of the Partnership’s seven receive-variable/pay-fixed interest rate swaps was $247,197.   Interest and principal payments for debt hedged by one interest rate contract with a notional amount of $57,600 commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 1.05% to 1.85%. The remaining six interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.51% to 6.81%, with a weighted average rate of 6.02%. Interest rate swaps having a notional amount of $142,347 at September 30, 2009, decrease as principal payments on the respective debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

	Liability Derivatives
	September 30, 2009		June 30, 2009
Derivatives designated as hedging instruments under ASC* 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Accrued expense and other current liabilities	$9,702	Accrued expense and other current liabilities	$8,759

Interest rate contracts	Other liabilities	9,586	Other liabilities	8,858
Total derivatives designated as hedging instruments under ASC 815		$19,288		$17,617

*ASC is the acronym for the Accounting Standard Codification and the number reference refers to the related topic -Derivatives and Hedging

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended

September 30, 2009 and 2008

	Amount of Gain or (Loss) Recognized in OCI*on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815	For the Three Months Ended		OCI into Income	For the Three Months Ended
Cash Flow Hedging Relationships	September 30, 2009	September 30, 2008	(Effective Portion)	September 30, 2009	September 30, 2008

Interest rate contracts	$(2,694)	$(2,181)	Interest expense	$(1,023)	$17

Total	$(2,694)	$(2,181)		$(1,023)	$17

*-OCI is defined as other comprehensive income in accordance with ASC 220

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income. The estimated amount of the existing losses at September 30, 2009 that are expected to be reclassified into earnings within the next 12 months is $9,702.

The Partnership does not obtain collateral or other security to support financial instruments subject to credit risk. The Partnership monitors the credit risk of our counterparties and enters into agreements only with established banking institutions. The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.

8.                                      Financial Instruments and Fair Value Measurements

The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:

Cash and cash equivalents, accounts receivable and claims receivable

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and claims receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheets, approximates their fair value due to their current maturities.

Long-term debt

As of September 30, 2009, the fair value of all long-term debt was approximately $360,252, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. Long term debt with a carrying amount of $94,182 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities. Long term debt with a carrying amount of $252,183 has fixed rates of interest.

Interest Rate Swaps

The Partnership utilizes certain derivative financial instruments to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Partnership does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Partnership is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Partnership minimizes its credit risk on these transactions by dealing with several financial institutions and does not anticipate nonperformance.

The Codification relating to fair value measurements defines fair value and established a framework for measuring fair value. The Codification fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes our own credit risk.

The levels of the fair value hierarchy established by the Codification are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2009. This amount includes fair value adjustments relating to our own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$19,288	$—

Our interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009:

Description	For the three months ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains and Losses

Long lived assets held and used	$5,637			$5,637	$5,853

Long lived assets held and used with a carrying amount of $11,490 , which were measured at fair value on a non-recurring basis at September 30, 2009, were written down to their fair value of $5,637, resulting in an impairment charge of $5,853, which was included in earnings for the three month period ended September 30, 2009. The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership’s own data.

9.             Income Taxes

The Partnership’s provision for income taxes is based on its estimated annual effective tax rate. For the three months ended September 30, 2009 our effective tax rate was (4.0%), or 33.8% before an asset impairment charge and its related tax effect. The Partnership’s effective tax rate was 3.4% for the three months ended September 30, 2008. The increase in the Partnership’s effective tax rate, before asset impairment charges, was a result of adjustments made to record fixed asset timing differences on an August 2007 acquisition. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

An Internal Revenue Service (“IRS”) examination of K-Sea Transportation Partners L.P. for calendar year 2006 has been completed, with the IRS proposing no adjustments to the Partnership’s 2006 federal income tax return.

10.                               Commitments and Contingencies

The Partnership has agreements with shipyards for the construction of one new articulated tug-barge unit and one 100,000-barrel tank barge.

The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges. In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement. In fiscal year 2009, the Partnership provided a reserve of $500 relating to a $1,000 deposit under the contract. The Partnership and the shipyard negotiated a settlement and release agreement relating to the contract whereby the shipyard will hold the $1,000 previously paid by the Partnership pursuant to the contract and apply such $1,000 in accordance with the terms and conditions of a new contract (See note 12). Therefore the $500 provision has been reversed in the three months ended September 30, 2009.

The Partnership has lease agreements for the use of two 50,000-barrel tank barges with expected delivery dates for such tank barges in the third quarter of fiscal year 2010 and the third quarter of fiscal year 2011.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $6,866 and $7,459 at September 30, 2009 and June 30, 2009, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Insurance claims payable at September 30, 2009 and June 30, 2009 totaled $7,696 and $7,206, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

In December 2008, the Partnership received an additional call from its mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.   Although such additional calls are uncommon, the Partnership’s insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.   The additional calls, which were based upon the information available in mid-November 2008, totaled $3,377.   The call for the first and second policy years were paid in February 2009 and September 2009, respectively. The call for the last policy year is scheduled for 50% payment in each of January 2010 and August 2010.  The Partnership’s insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary. Such estimates may be subject to change in the future and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

11.                               Major Customers

One customer accounted for 18% of consolidated revenues for the three months ended September 30, 2009. Two customers accounted for 18% and 12% of consolidated revenues for the three months ended September 30, 2008. Two customers accounted for 14% and 10% of consolidated accounts receivable at September 30, 2009. There were two customers that accounted for 18% and 13% of consolidated accounts receivable at June 30, 2009.

12.                               Subsequent Events

On October 29, 2009, the Partnership signed a construction agreement with a shipyard for the construction of two 30,000-barrel barges at an estimated cost of $6,000 for delivery in the fourth quarter of fiscal year 2010. The $1,000 construction contract deposit (See note 10) will be applied against the cost of the second vessel to be delivered.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States.  As of September 30, 2009, we operated a fleet of 69 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.1 million barrels of capacity as of September 30, 2009, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of September 30, 2009, approximately 83% of our barrel-carrying capacity was double-hulled, and we are permitted to continue to operate our single-hull tank vessels until January 1, 2015 in compliance with the Oil Pollution Act of 1990, or OPA 90, which mandates the phase-out of all single-hull tank vessels transporting petroleum products in U.S. waters. As of September 30, 2009, all of our tank vessels except two operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Outlook

Reductions in refinery utilization, which worsened in the month of September with announced shutdowns, have adversely affected the demand for our tank vessels and charter rates as reflected by the reduced renewals of existing term charters and lower spot market rates.  As is typical of our business, during the past several months long-term charters on 14% of our fleet's capacity expired. Despite ongoing negotiations with our customers we were unable to obtain additional long-term charters, resulting in such vessels moving to the spot market. An increased availability of vessels in the spot market, combined with the aforementioned refinery shutdown announcements, has made it apparent that the reduced revenues experienced in the first quarter may continue in the near term.  An additional 28% of our capacity has long-term charters that are due for renewal or extension over the remaining three quarters of fiscal 2010.  A continuing or further economic downturn could negatively affect the terms or likelihood of charter renewals, ultimately resulting in the vessels operating in the spot market.  The extent of such weakened demand and how long it may last is unknown.  If we are unable to obtain additional long-term charters at acceptable rates, or if more of our vessels operate in the spot market, our revenues may be reduced or subject to greater variability, and we could have less cash available for distributions to our unitholders.  In addition, these possible reductions in our revenues and profitability could result in breaches of the financial covenants under our loan and lease agreements.  We are currently in the process of negotiating amendments to these agreements, although there is no assurance that we will be successful.  It should be noted that we will be commencing operations of two new build vessels in December 2009 and May 2010 that are already chartered under seven year contracts.

Significant Events

Long Lived Assets Impairment Charge

The expiration of long-term contracts has resulted in increased double-hull availability within the industry.  In addition, the customer preference for double-hull vessels has intensified in recent months, resulting in the commercial obsolescence of single-hull equipment.  As a result, it is becoming increasingly difficult to employ single-hull vessels at margins sufficient to operate them profitably. Therefore, although we are permitted to continue to operate our single-hull tank vessels until January 1, 2015, we expect to phase out certain of our single hulls in the near term.  Accordingly, we recorded an impairment charge of $5.9 million relating to certain single-hull vessels for the three months ended September 30, 2009.

Common Unit Offering

On August 12, 2009, we completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009 the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59.2 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35.0 million under our credit agreements and will be used to make construction progress payments in connection with our vessel newbuilding program.

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

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Definitions” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for definitions of certain other terms used in our discussion of results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended September 30,
	2009	2008

Voyage revenue	$66,426	$84,640
Other revenue	4,176	6,854
Total revenues	70,602	91,494
Voyage expenses	10,519	23,505
Vessel operating expenses	35,456	37,066
% of voyage and vessel operating expenses to total revenue	65.1%	66.2%
General and administrative expenses	6,979	7,961
% of total revenue	9.9%	8.7%
Depreciation and amortization	18,922	12,775
Net loss on disposal of vessels	—	294
Operating income (loss)	(1,274)	9,893

Interest expense, net	4,177	5,905
Other expense (income), net	(510)	(4)
Income (loss) before income taxes	(4,941)	3,992

Provision for income taxes	202	136
Net income (loss)	(5,143)	3,856

Less net income attributable to non-controlling interest	99	2
Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders	$(5,242)	$3,854

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,955	4,117
Days worked	3,501	3,676
Scheduled drydocking days	—	107
Net utilization	89%	89%
Average daily rate	$12,509	$13,027
Total coastwise net voyage revenue (a)	$43,794	$47,888
Local
Total tank vessel days	2,103	2,252
Days worked	1,680	1,835
Scheduled drydocking days	34	69
Net utilization	80%	81%
Average daily rate	$7,210	$7,219
Total local net voyage revenue (a)	$12,113	$13,247

Tank vessel fleet
Total tank vessel days	6,058	6,369
Days worked	5,181	5,511
Scheduled drydocking days	34	176
Net utilization	86%	87%
Average daily rate	$10,791	$11,093
Total fleet net voyage revenue (a)	$55,907	$61,135

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Voyage Revenue and Voyage Expenses

Voyage revenue was $66.4 million for the three months ended September 30, 2009, a decrease of $18.2 million, or 21.5%, as compared to voyage revenue of $84.6 million for the three months ended September 30, 2008.  Voyage expenses were $10.5 million for the three months ended September 30, 2009, a decrease of $13.0 million, or 55.3%, as compared to voyage expenses of $23.5 million for the three months ended September 30, 2008. The decrease in voyage expenses primarily relates to the decrease in the price of fuel.

Net voyage revenue

Net voyage revenue was $55.9 million for the three months ended September 30, 2009, a decrease of $5.2 million, or 8.5%, as compared to net voyage revenue of $61.1 million for the three months ended September 30, 2008. In our coastwise trade, net voyage revenue was $43.8 million for the three months ended September 30, 2009, a decrease of $4.1 million, or 8.6%, as compared to $47.9 million for the three months ended September 30, 2008.  Net utilization in our coastwise trade was 89% for both the three months ended September 30, 2009 and the three months ended September 30, 2008. Net voyage revenue in our coastwise trade decreased by $9.0 million for the three months ended September 30, 2009 due to (1) a decrease of $2.7 million relating to three single-hull barges, of which two were sold as of June 30, 2009 and one was returned to the lessor, (2)  a decrease of $4.6 million relating to seven barges which worked in the spot market in the three months ended September 30, 2009 as compared to being on time charters for the three months ended September 30, 2008, and (3) a decrease of $1.7 million relating to five barges which moved from transporting petroleum products during the three months ended September 30, 2008 to performing storage activities for the processing of waste water at our waste water treatment facility during the three months ended September 30, 2009. The aggregate decrease was partially offset by an aggregate increase of $3.9 million in net voyage revenue for the three months ended September 30, 2009 due to (1) an increase in the number of working days for our barges the DBL 77, which began operations in July 2008, the DBL 76, which began operations in November 2008, and the DBL 79, which began operations in January 2009, and (2) one barge which was in the shipyard for an extended period during the three months ended September 30, 2008. Coastwise average daily rates decreased 4% to $12,509 for the three months ended September 30, 2009 from $13,027 for the three months ended September 30, 2008 mainly as a result of lower rates relating to storage contracts serviced by vessels supporting our waste water treatment facility.

Net voyage revenue in our local trade for the three months ended September 30, 2009 decreased by $1.1 million, or 8.3%, to $12.1 million from $13.2 million for the three months ended September 30, 2008. Local net voyage revenue decreased $1.9 million for the three months ended September 30, 2009 due to (1) the retirement of four single-hull vessels and (2) the movement of one vessel from time charter during the three months ended September 30, 2008 to performing waste water storage activities for the processing of waste water at our waste water treatment facility during the three months ended September 30, 2009. The $1.9 million decrease was partially offset by an aggregate $0.7 million increase for the three months ended September 30, 2009, including (1) a $0.4 million increase due to the return to service of two vessels that were in the shipyard for extended periods during the three months ended September 30, 2008 and (2) a $0.3 million increase due to a vessel which was placed in service during the fourth quarter of fiscal 2009 and was in the spot bunker market for the three months ended September 30, 2009. Net utilization in our local trade was 80% for the three months ended September 30, 2009, compared to 81% for the three months ended September 30, 2008. Average daily rates in our local trade decreased to $7,210 for the three months ended September 30, 2009 from $7,219 for the three months ended September 30, 2008.

Other Revenue

Other revenue was $4.2 million for the three months ended September 30, 2009 as compared to $6.9 million for the three months ended September 30, 2008.  The decrease of $2.7 million was mainly attributable to the expiration of time charters relating to tugboats acquired in fiscal year 2008 and a customer contract cancellation settlement which occurred during fiscal year 2009.

Vessel Operating Expenses

Vessel operating expenses were $35.5 million for the three months ended September 30, 2009 as compared to $37.1 million for the three months ended September 30, 2008, a decrease of $1.6 million. Voyage and vessel operating expenses as a percentage of total revenues was 65.1% for the three months ended September 30, 2009 compared to 66.2% for the three months ended September 30, 2008.  Vessel labor and related costs for the three months ended September 30, 2009 decreased $0.7 million, primarily due to a decrease in crew headcount resulting in lower wages and crew travel, partially offset by higher medical insurance costs. Other vessel operating costs decreased approximately $0.8 million for the three months ended September 30, 2009, including (1) a decrease of $2.0 million in repairs, maintenance, damages and vessel supplies, (2) a decrease of $0.8 million relating to fuel and other costs and (3) a decrease of $0.2 million in outside towing expenses as a result of the purchase of eight additional tug boats in June 2008. These decreases were partially offset by $2.2 million of aggregate increases attributable to (1) an increase of $1.6 million in outside charter fees due to the sale of eight tank barges under sale leaseback agreements in fiscal year 2009, (2) an increase in vessel insurance premiums of $0.4 million due to rate increases and (3) an increase of $0.2 million relating to an increase in operating costs for our waste water treatment facility.

Depreciation and Amortization

Depreciation and amortization was $18.9 million for the three months ended September 30, 2009, an increase of $6.1 million, or 47.7%, as compared to $12.8 million for the three months ended September 30, 2008.  The increase is primarily due to a $5.9 million impairment charge relating to certain single-hull vessels recorded for the three months ended September 30, 2009.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended September 30, 2009, a decrease of $1.0 million, or 12.5%, as compared to general and administrative expenses of $8.0 million for the three months ended September 30, 2008.  As a percentage of total revenues, general and administrative expenses were 9.9% for the three months ended September 30, 2009 and 8.7% for the three months ended September 30, 2008.  The $1.0 million decrease includes a $0.9 million decrease in wages and travel expenses resulting from a decrease in headcount.

Interest Expense, Net

Net interest expense was $4.2 million for the three months ended September 30, 2009 and $5.9 million for the three months September 30, 2008.  Net interest expense decreased for the three months ended September 30, 2009 because of lower average debt balances and lower variable interest rates for the three months ended September 30, 2009.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate. For the three months ended September 30, 2009, our effective tax rate was (4.0%), or 33.8% before an asset impairment charge and its related tax effect. Our effective tax rate was 3.4% for the three months ended September 30, 2008. The increase in our effective tax rate, before asset impairment charges, was a result of adjustments made to record fixed asset timing differences on an August 2007 acquisition. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

An Internal Revenue Service (“IRS”) examination of K-Sea Transportation Partners L.P. for calendar year 2006 has been completed, with the IRS proposing no adjustments to the partnership’s 2006 federal income tax return.

Net Income (Loss)

Net loss was $5.2 million for the three months ended September 30, 2009, a decrease of $9.1 million compared to net income of $3.9 million for the three months ended September 30, 2008.  This decrease resulted primarily from an $11.2 million decrease in operating income (including an asset impairment charge of $5.9 million) and a $0.1 million increase in the provision for income taxes, partially offset by a $1.7 million decrease in interest expense and a $0.5 million increase in other income.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $7.6 million for the three months ended September 30, 2009, a decrease of $8.5 million compared to $16.1 million for the three months ended September 30, 2008.  The decrease resulted from an $8.0 million negative impact from changes in assets and liabilities and a $3.4 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization), which were partially offset by a $2.9 million decrease in drydocking payments. During the three months ended September 30, 2009, our working capital increased, thereby decreasing cash flow, primarily due to an increase in accounts receivable and a decrease in accounts payable as a result of the timing of payments.

Investing Cash Flows

Net cash used in investing activities totaled $14.7 million for the three months ended September 30, 2009, compared to $32.4 million used during the three months ended September 30, 2008.  Tank vessel construction in the three months ended September 30, 2009 aggregated $14.2 million and included progress payments on the construction of one 185,000-barrel articulated tug barge unit and one 100,000-barrel tank barge. Capital expenditures of $1.5 million for the three months ended September 30, 2009 consisted primarily of coupling tugboats to our newbuild tank barges.   Receipts from notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $0.9 million for the three months ended September 30, 2009. Tank vessel construction in the three months ended September 30, 2008 aggregated $31.1 million and included progress payments on the construction of one 80,000-barrel tank barge, one 185,000-barrel articulated tug barge unit and one 100,000-barrel tank barge. Other capital expenditures, relating primarily to coupling tugboats to our newbuild tank barges, totaled $1.9 million in the three months ended September 30, 2008. Cash proceeds on the sale of vessels in the three months ended September 30, 2008 were $0.6 million.

Financing Cash Flows

Net cash provided by financing activities was $9.4 million for the three months ended September 30, 2009 compared to $18.3 million of net cash provided by financing activities for the three months ended September 30, 2008. The primary financing activities for the three months ended September 30, 2009 were $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 new common units in August 2009, and the repayment of $35.0 million of credit agreement borrowings with a portion of the equity offering proceeds. We also made $12.2 million in distributions to partners as described under “—Payment of Distributions” below. The primary financing activities for the three months ended September 30, 2008 were $51.6 million in gross proceeds ($49.8 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 2,000,000 new common units in August 2008, and the repayment of $37.5 million of credit agreement borrowings with a portion of the equity offering proceeds, offset by $26.3 million of net additional credit agreement borrowings. We also made $11.7 million in distributions to partners as described under “—Payment of Distributions” below.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to unitholders of record on August 10, 2009.   The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended September 30, 2009, which will be paid on November 16, 2009 to unitholders of record on November  9, 2009.  Additionally, the board declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended September 30, 2008, which was paid on November 14, 2008 to unitholders of record on November 7, 2008.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At

September 30, 2009, approximately 83% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015, please read “Significant Events — Long Lived Assets Impairment Charge” above.

Ongoing Capital Expenditures

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $22.2 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $20.6 million in fiscal 2010.  In addition, we anticipate that we will spend $1.0 million annually for other general maintenance capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

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

	Three months ended September 30,
	2009	2008
Maintenance capital expenditures	$4,423	$7,388
Expansion capital expenditures (including acquisitions)	1,389	1,707
Total capital expenditures	$5,812	$9,095
Construction of tank vessels	$14,228	$31,136

During fiscal 2009, we took delivery of two 80,000-barrel tank barges, the DBL 79 and the DBL 76, in December 2008 and November 2008, respectively. In total, as of October 31, 2009, we have agreements with shipyards for the construction of one articulated tug barge unit, one 100,000-barrel tank barge, two 30,000-barrel tank barges and the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 185,000-barrel articulated tug-barge unit	2nd Quarter of fiscal 2010 (Delivered)

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

Two 30,000-barrel tank barges	4th Quarter fiscal 2010

The above 100,000-barrel tank barge, the 30,000 barrel tank barges and the articulated tug barge unit are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $106.0 million, of which $79.0 million has been spent and $1.6 has been accrued as of September 30, 2009.  We expect to spend approximately $13.5 million, $8.3 million and $5.2 million during the second, third and fourth quarter of fiscal 2010 on these contracts. We have seven year term charter agreements for both the 185,000-barrel unit and the 100,000-barrel tank barge with major customers that are expected to commence upon delivery.

Liquidity Needs

Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders, drydocking expenditures and debt service on our outstanding debt, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit facility and other loan agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.  Historically we have used our revolving credit agreement to finance newbuild construction projects with the financing converted to a term loan shortly after vessel delivery. Additionally, we have issued common units to fund major acquisitions and new-build construction projects and to pay down debt.

Our cash outflows for the next twelve months are expected to include principal repayments on the current portion of our long term debt of $17.1 million, operating lease obligations relating to sale leaseback agreements of $7.1 million and progress payments on our construction in progress of approximately $27.0 million. We have approximately $109.4 million available under our credit line facilities and other loan agreements at September 30, 2009.

Our first quarter revenues, and thus our liquidity, have been negatively impacted by the non-renewal of certain long term charter contracts and the increased availability of vessels in the spot market. Recent announcements of refinery shutdowns indicate an absence of any meaningful recovery in the demand for domestic refined petroleum products.  A continuing or worsening economic downturn could negatively affect our revenues and liquidity by further reducing the demand for our tank vessels.  In response to these uncertainties, management has implemented strategic actions to reduce costs and improve liquidity. These actions include reducing wage and benefit costs through headcount reductions and other administrative actions.  We also intend to seek amendments or consents under various credit facilities, term loans and operating lease agreements to avoid potential defaults thereunder.  For more information, please read “-Restrictive Covenants.”

Credit Agreements

We maintain a revolving credit agreement with a group of banks, with KeyBank National Association as administrative agent and lead arranger, to provide financing for our operations.  Our amended and restated revolving credit agreement, which expires on August 14, 2014, is currently a $200.0 million revolving facility. Under certain conditions, we have the right to increase the revolving facility by up to an additional $50.0 million, to a maximum total facility amount of $250.0 million.  The revolving facility is collateralized by a first perfected security interest in a pool of vessels and certain equipment and machinery related to such vessels. The revolving facility bears interest at the London Interbank Offered Rate, or LIBOR (0.25% at September 30, 2009), plus a margin ranging from 0.7% to 1.5% depending on our ratio of Total Funded Debt to EBITDA (as defined in the agreement).  We also incur commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. As of September 30, 2009 and June 30, 2009, we had $104.9 million and $139.9 million outstanding on the revolving facility.

We also maintain a separate $5.0 million revolver with a commercial bank to support our daily cash management activities. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balances on this revolver at September 30, 2009 and June 30, 2009 were $0 and $0.4 million, respectively.

Loan proceeds under the credit agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions.  Amounts borrowed and repaid may be re-borrowed.  Borrowings made for working capital purposes must be reduced to zero for a period of at least 15 consecutive days once each year.

Restrictive Covenants

The agreements governing our credit facilities, term loans and operating lease agreements contain restrictive covenants that, among other things, (a) prohibit distributions under defined events of default, (b) restrict investments and sales of assets, and (c) require us to adhere to certain financial covenants, including defined ratios of asset coverage of at least 1.25 to 1.00, fixed charge coverage of at least 1.85 to 1.00 and total funded debt to EBITDA of no greater than 3.75 to 1.00 (each ratio as defined in the agreements). We continuously monitor our debt covenants and when considering future transactions, our decision making process evaluates the impact such transactions will have on our debt covenants. As of September 30, 2009 and June 30, 2009, we were in compliance with all of our debt covenants.

Based on current expectations regarding our business, we are in the process of negotiating amendments to, or obtaining consents under, our revolving credit facility, term loans and operating lease agreements to avoid a potential breach of financial covenants thereunder.  There can be no assurance that we will be successful.  If we are unsuccessful in taking these actions during the next three to six months, we may trigger a breach of our financial covenants, which could result in an event of default.  If an event of default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the termination of lease agreements, which would have an adverse effect on our business, operations, financial condition and liquidity and could raise doubts about our ability to continue as a going concern at that time.

Common Unit Offering

On August 12, 2009, we completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009 the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59.2 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35.0 million under our credit agreements and will be used to make construction progress payments in connection with our vessel newbuilding program.

On August 20, 2008, we completed a public offering of 2,000,000 common units. The price to the public was $25.80 per unit.  The net proceeds of $49.8 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the credit agreements and to make construction progress payments in connection with our vessel new-building program.

Contingencies

We are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are also subject to deductibles with respect to its insurance coverage that range from $10,000 to $250,000 per incident and provides on a current basis for estimated payments thereunder.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009.

Seasonality

See discussion under “—General” above.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The accounting treatment of a particular transaction is governed by generally accepted accounting principles, or GAAP, and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

New Accounting Pronouncements

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Management is currently evaluating the potential impact to the consolidated financial statements of these changes, which become effective for us on October 1, 2009.

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

Forward-looking statements appear in a number of places in this Form 10-Q and include statements with respect to, among other things:

•                  our future compliance with financial covenants;

•                  our ability to obtain waivers or consents under credit facilities, term loans or operating lease agreements;

•                  our ability to pay distributions;

•                  planned capital expenditures and availability of capital resources to fund capital expenditures;

•                  our expected cost of complying with the Oil Pollution Act of 1990 and other laws;

•                  estimated future expenditures for drydocking and maintenance of our tank vessels’ operating capacity;

•                  our plans for the retirement of tank vessels and the expected delivery and cost of newbuild vessels;

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

•                    the availability of waivers for the financial covenants contained in any agreement governing our indebtedness or operating leases;

•                    a decline in demand for refined petroleum products;

•                    a decline in demand for tank vessel capacity;

•                    intense competition in the domestic tank vessel industry;

•                    the occurrence of marine accidents or other hazards;

•                    the loss of any of our largest customers;

•                    fluctuations in voyage charter rates;

•                    delays or cost overruns in the construction of new vessels or the modification of older vessels;

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

•                    continued taxation as a partnership and not as a corporation; and

•                    the other factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of September 30, 2009 approximately $252.2 million of our long-term debt bore interest at fixed interest rates ranging from 5.51% to 6.81%. Borrowings under a portion of our credit agreement and certain other term loans, totaling $94.2 million at September 30, 2009 bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of September 30, 2009, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.9 million annually.

As of September 30, 2009, we had seven outstanding interest rate swap agreements, three relating to the revolving credit agreement that expire in fiscal year 2011 and four that expire during the period from May 2012 to August 2018, concurrently with the hedged term loans. Interest payments relating to one swap with a notional amount of $57.6 million commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 1.05% to 1.85%.  As of September 30, 2009, the notional amount of the six other swaps agreements was $189.6 million, we were paying a weighted average fixed rate of 6.02% (including applicable margins), and we were receiving a weighted average variable rate of 1.69%. The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by the FASB Codification standards relating to hedging.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)  Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A.   Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on September 14, 2009.

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

K-SEA TRANSPORTATION PARTNERS L.P.

By:	K-SEA GENERAL PARTNER L.P.,
its general partner

By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 9, 2009	By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive
Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal
Financial and Accounting Officer)