Form 10-Q
period 2009-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2010-02-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

At February 9, 2010, the number of the issuer’s outstanding common units was 19,127,411.

K-SEA TRANSPORTATION PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	June 30,
	2009	2009

ASSETS
Current Assets:
Cash and cash equivalents	$372	$1,819
Accounts receivable, net	23,221	29,819
Deferred taxes	1,115	1,118
Prepaid expenses and other current assets	15,130	16,689
Total current assets	39,838	49,445

Vessels and equipment, net	596,406	533,996
Construction in progress	15,730	66,882
Deferred financing costs, net	3,722	3,152
Goodwill	54,300	54,300
Other assets	32,362	31,028
Total assets	$742,358	$738,803

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$18,492	$16,820
Accounts payable	12,711	17,239
Accrued expenses and other current liabilities	30,537	27,134
Deferred revenue	7,901	12,476
Total current liabilities	69,641	73,669

Term loans and capital lease obligation	229,248	225,915
Credit line borrowings	115,720	140,278
Other liabilities	10,198	11,395
Deferred taxes	3,864	3,618
Total liabilities	428,671	454,875

Commitments and contingencies

Partners’ capital:
General partner	2,040	2,230
Limited partners	323,825	294,259
Accumulated other comprehensive loss	(16,727)	(17,075)
Total K-Sea Transportation Partners L.P. unitholders’ capital	309,138	279,414

Non-controlling interest	4,549	4,514
Total partners’ capital	313,687	283,928

Total liabilities and partners’ capital	$742,358	$738,803

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008

Voyage revenue	$64,458	$83,034	$130,884	$167,674
Other revenue	4,128	5,225	8,304	12,079

Total revenues	68,586	88,259	139,188	179,753

Voyage expenses	11,193	19,473	21,712	42,978
Vessel operating expenses	34,991	38,270	70,447	75,336
General and administrative expenses	6,542	7,403	13,521	15,364
Depreciation and amortization	12,883	13,751	31,805	26,526
Loss on acquisition of land and building	1,697	—	1,697	—
Net (gain) loss on disposal of vessels	(36)	9	(36)	303
Total operating expenses	67,270	78,906	139,146	160,507

Operating income	1,316	9,353	42	19,246

Interest expense, net	5,340	5,509	9,517	11,414
Other expense (income), net	(19)	(7)	(529)	(11)

Income (loss) before income taxes	(4,005)	3,851	(8,946)	7,843

Provision for income taxes	96	121	298	257
Net income (loss)	(4,101)	3,730	(9,244)	7,586

Less net income attributable to non-controlling interest	100	127	199	129
Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders (“net income (loss) of K-Sea”)	(4,201)	3,603	(9,443)	7,457

Allocation of net income (loss) of K-Sea:
General partner’s interest in net income (loss) of K-Sea	$(44)	$1,120	$(99)	$2,244
Limited partners’ interest in net income (loss) of K-Sea	(4,157)	2,483	(9,344)	5,213
Net income (loss) of K-Sea	$(4,201)	$3,603	$(9,443)	$7,457

Basic net income (loss) of K-Sea per unit	$(0.22)	$0.16	$(0.51)	$0.34
Diluted net income (loss) of K-Sea per unit	$(0.22)	$0.16	$(0.51)	$0.34

Weighted average units outstanding - basic	19,191	15,844	18,421	15,286
Weighted average units outstanding - diluted	19,209	15,866	18,440	15,305

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	General Partner $	Limited Partner Units	Limited Partner $	Accumulated Other Comprehensive Income (Loss) $	Non-controlling Interest $	TOTAL
Balance at June 30, 2009 (note 2)	$2,230	15,794	$294,259	$(17,075)	$4,514	$283,928

Amortization of restricted unit awards under long-term incentive plan, net of restricted unit issuance of ($1,291)			(674)			(674)

Issuance of common units under long-term incentive plan		39	1,291			1,291

Issuance of common units, net of transaction costs of $2,965		3,244	59,167			59,167

Fair market value adjustment for interest rate swap, net of tax benefit of $3				243		243

Foreign currency translation gain				105		105

Net income (loss)	(99)		(9,344)		199	(9,244)

Distributions to partners	(91)		(22,076)			(22,167)

Cash distributions to non-controlling interests					(164)	(164)

Stock distribution to the General Partner		50	1,202			1,202

Balance at December 31, 2009	$2,040	19,127	$323,825	$(16,727)	$4,549	$313,687

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,244)	$7,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,907	26,897
Payment of drydocking expenditures	(9,716)	(11,792)
Change in provision for loss on cancellation of contract	(500)	—
Provision for doubtful accounts	313	130
Deferred income taxes	245	91
Net (gain) loss on sale of vessels	(36)	303
Loss on acquisition of land and building	1,697	—
Restricted unit compensation costs	617	611
Other	(31)	(66)
Changes in assets and liabilities:
Accounts receivable	6,285	10,750
Prepaid expenses and other current assets	66	6,387
Other assets	(238)	(860)
Accounts payable	(2,372)	(8,332)
Other liabilities	—	568
Accrued expenses and other current liabilities	2,670	1,699
Deferred revenue	(4,575)	609
Net cash provided by operating activities	18,088	34,581
Cash flows from investing activities:
Construction of tank vessels	(27,238)	(57,533)
Other capital expenditures	(2,291)	(4,861)
Acquisition of land and building	(4,242)	—
Proceeds on sale of vessels	197	16,184
Collection of notes receivable from sale of vessels	1,344	—
Net cash used in investing activities	(32,230)	(46,210)
Cash flows from financing activities:
Proceeds from credit line borrowings	109,100	134,885
Repayment of credit line borrowings	(133,658)	(172,574)
Gross proceeds from equity offering	62,132	51,600
Proceeds from long-term debt borrowings	11,577	37,188
Payment of term loans	(7,637)	(12,542)
Payment of additional collateral	(3,075)	—
Financing costs paid—equity offerings	(2,965)	(1,795)
Financing costs paid—debt borrowings	(1,650)	(379)
Distributions to non-controlling interest	(164)	(164)
Distributions to partners	(20,965)	(25,037)
Net cash provided by financing activities	12,695	11,182
Cash and cash equivalents:
Net decrease	(1,447)	(447)
Balance at beginning of period	1,819	1,752
Balance at end of period	$372	$1,305

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,051	$11,428
Income taxes	$2	$18

Supplemental disclosure of non-cash investing and financing activities:
Distribution of units to the general partner	$1,202	—

Use of proceeds of sale leaseback disbursed directly by purchaser:
Refinance of term loans with operating lease agreements		$18,246
Lease security deposit		$609

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

The Partnership’s general partner, K-Sea General Partner L.P., held 202,447 general partner units, representing a 1.05% general partner interest in the Partnership as of December 31, 2009, as well as certain incentive distribution rights (“IDRs”) in the Partnership.  IDRs represent the right to receive an increasing percentage of cash distributions after certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its available cash from operating surplus, as defined in the K-Sea Partnership Agreement. The K-Sea Partnership Agreement generally defines “Available Cash” as all of the Partnership’s cash and cash equivalents on hand at the end of each quarter less reserves established by the general partner for future requirements.  Distributions declared on limited partner units for the three months ended December 31, 2009 and 2008, were $0.00 per unit and $0.77 per unit, respectively. Distributions declared on limited partner units for the six months ended December 31, 2009 and 2008, were $0.45 per unit and $1.54 per unit, respectively. Additional contributions to the Partnership by the general partner to maintain its general partner interest upon issuance of new common units are not mandatory.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of December 31, 2009, and for the three and six month periods ended December 31, 2009 and 2008, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods. The Partnership has evaluated subsequent events through February 9, 2010 which represents the date these financial statements were issued. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Form 10-K”).  The June 30, 2009 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission rules and regulations.

2.                                      Accounting Policies

Basis of Consolidation

These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material inter-company transactions and balances have been eliminated in consolidation.

During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge. The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the Financial Accounting Standards Board (“FASB”). The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease (bareboat charter agreement). The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making over the asset for substantially all of its useful life and consequently greater economic interest. As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying financial statements.  The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge.  The Partnership is not required to provide financial support to the joint venture, other than what is required in the normal course of business pertaining to the bareboat charter agreement.  Creditors of the joint venture have no recourse to the general credit of the Partnership. The carrying value of the tank barge was $11,026 and $11,263 at December 31, 2009 and June 30, 2009, respectively and is included in vessels and equipment on the consolidated balance sheet. Borrowings outstanding on this term loan at December 31, 2009 and June 30, 2009 were $1,939 and $2,245, respectively.

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

Allocation of Net Income (Loss) of K-Sea and Earnings per Unit

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

In June 2008, the FASB issued a new accounting standard relating to determining whether instruments granted in share-based payment transactions are considered participating securities under the two-class method of calculating basic and diluted earnings per unit. On July 1, 2009, the Partnership adopted the provisions of this new accounting standard, which is also required to be applied retrospectively for all periods presented. This new standard affects entities that accrue or pay cash distributions on share-based payment awards during the awards’ service period when the cash distributions are not required to be returned if the employees forfeit the unvested award. This new standard requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable cash distributions participate in undistributed earnings with common unitholders and are considered participating securities. Certain of the Partnership’s share-based awards under its Long-Term Incentive Plan (“LTIP”) include rights to non-forfeitable distribution equivalent rights (“DER”). Based on the requirements of this new accounting standard we included such outstanding unvested awards with DER in the calculation of basic weighted average limited partner units outstanding. Previously, such outstanding unvested awards with DER, if dilutive, were included in the calculation of diluted weighted average limited partner units outstanding. The adoption of this standard decreased the basic net income per unit previously reported for the three and six month periods ended December 31, 2008 by $0.01 and $0.01, respectively.

Under these new accounting standards, for the accounting periods included in this report, the allocation of net income between our general partner and limited partners was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net income (loss) of K-Sea	$(4,201)	$3,603	$(9,443)	$7,457

Less distributions paid for the quarter	—	(13,367)	(8,727)	(26,734)
Undistributed earnings (loss)/distributions in excess of earnings	$(4,201)	$(9,764)	$(18,170)	$(19,277)

Allocation of net income (loss) of K-Sea
Limited partner allocation:
Cash distributions (98.95% and 98.73% equity ownership, as of December 31, 2009 and 2008, respectively)	$—	$12,123	$8,636	$24,245
Allocation of undistributed earnings (loss)/distributions in excess of earnings	(4,157)	(9,640)	(17,980)	(19,032)
Net income (loss) of K-Sea allocated to limited partners	$(4,157)	$2,483	$(9,344)	$5,213

General partner allocation:
Cash distribution (1.05% and 1.27% equity ownership, as of December 31, 2009 and 2008, respectively)	$—	$156	$91	$312
Allocation of undistributed earnings (loss)/distributions in excess of earnings	(44)	(124)	(190)	(245)
Cash distribution IDR	—	1,088	—	2,177
Net income (loss) of K-Sea allocated to general partner	$(44)	$1,120	$(99)	$2,244

The difference between the amounts of net income (loss) of K-Sea allocated to the limited and general partners and the related earnings per unit calculation under the new accounting standard and our previous accounting methodology for the three and six months ended December 31, 2008 is a reduction of $1,074 and $2,146, respectively, in the amount of net income of K-Sea allocated to the limited partners, a decrease of $0.07 and $0.14 in basic net income per limited partner unit and $0.06 and $0.14 in diluted net income per limited partner unit, respectively.

Business Combinations

In December 2007, the FASB issued a new accounting standard relating to business combinations. This standard applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, non-controlling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. The standard also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Because the Partnership did not complete any business acquisitions during the six months ended December 31, 2009, the adoption of this standard by the Partnership on July 1, 2009 did not have an effect on the accompanying consolidated financial statements.

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

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Partnership’s adoption of this clarification of existing guidance on October 1, 2009 did not have an effect of the accompanying consolidated financial statements.

The FASB Codification

In June 2009, the FASB issued “The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date the Codification superseded all then existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles. The adoption of this standard by the Partnership on July 1, 2009 did not have an effect on the accompanying consolidated financial statements.

3.                                      Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$(4,101)	$3,730	$(9,244)	$7,586

Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 7)	1,893	(14,663)	243	(16,835)
Foreign currency translation gain (loss)	27	(159)	105	(200)
Total other comprehensive income (loss)	1,920	(14,822)	348	(17,035)

Total comprehensive (loss)	(2,181)	(11,092)	(8,896)	(9,449)
Less comprehensive income attributable to non-controlling interest	100	127	199	129
Comprehensive (loss) attributable to K-Sea unitholders	$(2,281)	$(11,219)	$(9,095)	$(9,578)

4.                                      Vessels and Equipment and Construction in Progress

Vessels and equipment and construction in progress comprised the following as of the dates indicated:

	December 31, 2009	June 30, 2009

Vessels	$787,932	$697,359

Pier and office equipment	6,362	6,309
	794,294	703,668
Less accumulated depreciation and amortization	(197,888)	(169,672)
Vessels and equipment, net	$596,406	$533,996

Construction in progress	$15,730	$66,882

Depreciation and amortization of vessels and equipment was $12,202 and $13,014 for the three months ended December 31, 2009 and 2008, respectively. Depreciation and amortization of vessels and equipment was $30,388 and $25,053 for the six months ended December 31, 2009 and 2008, respectively. Depreciation and amortization of vessels and equipment for the three and six months ended December 31, 2009 includes an impairment charge of $0 and $5,853, respectively, relating to certain of the Partnership’s single-hull vessels. The generally weak economy has resulted in lower demand for oil and refined petroleum products in the United States. A number of major refining companies have announced the shut-down of refineries, which reduces demand for petroleum carrying barges and increases the industry’s availability of double-hull vessels, for which customers show a preference over single-hull vessels, thus causing an under utilization of single-hull vessels. The Partnership, therefore determined it would phase out certain of its single-hull vessels prior to their Oil Pollution Act of 1990 (“OPA 90”) phase out dates. The impairment loss was determined based on cash flow forecasts developed using the Partnership’s own data.

On October 28, 2009, the Partnership took delivery of an 185,000-barrel articulated tug-barge (“ATB”) unit. The total cost of the unit, after the addition of extra equipment, was $77,550. In late November 2009, the vessel commenced a seven year contract.

Land and buildings in Norfolk, Virginia, which support our waste water treatment operations, were leased beginning in December 2004 through October 2009. On October 30, 2009, the Partnership exercised the purchase option in the lease agreement to acquire the land and buildings at a cost of $ 4,242 (including closing costs). Loss on acquisition of land and buildings for the three and six months ended December 31, 2009 of $1,697 relates to the write down of such land and buildings to fair value based on management’s consideration of comparable land sales and replacement cost data.

As of December 31, 2009, the Partnership has agreements with shipyards for the construction of one 100,000-barrel tank barge and two 30,000-barrel tank barges and the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Two 30,000-barrel tank barges	4th Quarter fiscal 2010

Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

Construction in progress at December 31, 2009 primarily relates to costs incurred for the 100,000-barrel tank barge and the two 30,000-barrel tank barges described above.

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

Goodwill represents the purchase price in excess of the fair value of the net assets of the acquired business at the date of acquisition. The Partnership tests for impairment at least annually (as of October 31), or more frequently if impairment indicators arise, using a two step process. The first step identifies potential impairment by comparing the estimated fair value of a reporting unit with its book value including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

The Partnership operates in a single operating segment. It has two reporting units consisting of its Atlantic region and Pacific region operations. All of the Partnership’s goodwill and 99% of its intangible assets relate to the Pacific region reporting unit. The Partnership determines the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows. The Partnership believes that the income approach is appropriate due to the long term nature of the Partnership’s time charters, consecutive voyage charters, and contracts of affreightment, which are generally for periods of one year or more and generally contain renewal options. The Partnership assesses the reasonableness of its approach by consideration of current trading multiples for peer companies.

Since $1,330 of the $ 5,853 long lived asset impairment charge recorded during the three months ended September 30, 2009 related to two single-hull vessels which operate in the Pacific Region, and since certain long term contracts relating to the Pacific Region were not renewed, the Partnership reviewed its intangible assets and goodwill for impairment as of September 30, 2009 and concluded they were not impaired.

The Partnership performed its annual goodwill impairment assessment as of October 31, 2009.  The Partnership used its business plans and projections as the basis for expected future cash flows for purposes of both the September 30, 2009 and October 31, 2009 impairment tests. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2009 and the first quarter of fiscal 2010, approved business plans and expected growth rates.  Management’s estimates of expected growth rates consider a) existing contracts, b) the non-renewal of certain existing contracts and c) two new seven year contracts relating to the Partnership’s newbuild ATB, which was placed into service in November 2009, and a 100,000-barrel barge which is expected to be placed into service in May 2010.  The Partnership also makes certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) reduced utilization of certain vessels from their historic utilization levels based on known or anticipated non-renewal of long term contracts, (2) the impact of newbuilds placed or expected to be placed into service in fiscal 2010, (3) a projected long term growth of 3% for determining terminal value, (4) a tax rate of 35%, which reflects a market participant rather than the Partnership’s tax rate, and (5) an average discount rate of 9.5%, representing the Partnership’s weighted average cost of capital (“WACC”). Factors inherent in determining the Partnership’s WACC included the Partnership’s own and peer company data relating to (1) the value of the Partnership’s limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

The calculated fair value of the Pacific region reporting unit exceeded its carrying value by approximately $55,000 as of the annual measurement date. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Partnership based its fair value estimate on assumptions it believes to be reasonable. However, actual future results may differ from those projected, and those differences may be material. If business conditions were to deteriorate and future results were below expectations then the Partnership could be required to perform another goodwill impairment test. If the first step identifies a potential impairment, the Partnership would perform a step two analysis which would include an assessment of the fair value of all of the Partnership’s Pacific region assets including our long lived assets. Such step two analysis could result in a long lived asset impairment charge, a goodwill impairment charge, or both in future periods. Likewise, if interest rates were to increase significantly our weighted average cost of capital would increase and that may cause an impairment to goodwill in future periods.

The carrying amount of goodwill as of both December 31, 2009 and June 30, 2009 was $54,300.  Intangible assets consist of customer relationships and/or contracts and covenants not to compete. The net carrying amounts of intangible assets as of December 31, 2009 and June 30, 2009 are as follows:

		As of December 31, 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 – 20	$32,415	$(11,318)	$21,097
Covenants Not to Compete	3 – 4	550	(528)	22

Total		$32,965	$(11,846)	$21,119

		As of June 30, 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 – 20	$32,415	$(9,956)	$22,459
Covenants Not to Compete	3 – 4	550	(473)	77

Total		$32,965	$(10,429)	$22,536

Amortization expense for the customer relationships/contracts and the covenants not to compete was $681 and $736 for the three months ended December 31, 2009 and 2008, respectively and was $1,417 and $1,471 for the six months ended December 31, 2009 and 2008, respectively.

6.                                      Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	December 31, 2009	June 30, 2009
Term loans and capital lease obligation	$247,740	$242,735
Credit line borrowings	115,720	140,278
Total debt	363,460	383,013
Less current portion of debt	(18,492)	(16,820)
Non-current debt	$344,968	$366,193

Credit Agreements

The Partnership, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (the “Operating Partnership”), maintains a revolving credit agreement with a group of banks, with Key Bank National Association as administrative agent and lead arranger, to provide financing for the Partnerships operations.  On December 23, 2009, the Operating Partnership entered into an amendment (the “Revolver Amendment”) to its Amended and Restated Loan and Security Agreement (the “Original Revolver Agreement” and as amended, the “Revolving Loan Agreement”).  The Revolver Amendment, among other things, (1) reduced the Revolving Lenders’ commitments from $200,000 to $175,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature of the Revolving Loan Agreement whereby the Partnership could request an increase in the total commitments under the Revolving Loan Agreement by up to $50,000, (3) accelerates the maturity date from August 14, 2014 to July 1, 2012 and (4) requires additional security to be assigned to the Security Trustee under the Revolving Loan Agreement.

As amended by the Revolver Amendment, the obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of the Operating Partnership and other subsidiaries of the Partnership having an orderly liquidation value equal to at least 1.333 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement.  Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at the option of the Operating Partnership, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the adjusted 30-day London Interbank Offered Rate (“LIBOR”) (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement.  The Operating Partnership also incurs commitment fees, payable quarterly, on the unused amounts under this facility.  The base rate margin ranges from 1.75% to 3.75%, the LIBOR margin ranges from 2.75% to 4.75% and the commitment fee ranges from 0.375% to 0.625%, each based on the ratio of total funded debt to EBITDA. As of December 31, 2009, borrowings under the Revolving Loan Agreement amounted to $110,850 at the LIBOR rate and $2,500 at the base rate.

As a result of the Revolver Amendment, the minimum fixed charge coverage ratio will decrease from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010. In addition, the Operating Partnership’s ratio of total funded debt to EBITDA may not exceed (a) 4.50 to 1.00 through March 30, 2010, (b) 5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (c) 4.50 to 1.00 from and after September 30, 2010. The Partnership utilizes twelve-month trailing EBITDA for the fixed charge coverage and total funded debt to EBITDA calculations.

The Revolver Amendment also limits quarterly cash distributions to the Partnership’s unitholders to $0.45 per unit and requires that the Partnership maintain a minimum liquidity of $17,500 in order to declare any distributions.  The Revolver Amendment defines liquidity as the sum of (a) unrestricted cash of the Operating Partnership determined on a consolidated basis plus (b) (i) the lesser of (A) $175,000 and (B) the orderly liquidation value of the vessel collateral divided by 1.333, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination.

Due to the reduction in the borrowing capacity from the Original Revolver Agreement, the Partnership recorded a charge of $807 relating to the unamortized deferred costs associated with the Original Revolver Agreement. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1,275 and other transaction costs of $79. Both the remaining unamortized deferred costs of the Original Revolver Agreement of $732, as well as the costs incurred relating to the Revolver Amendment, will be amortized over the remaining term of the Revolving Loan Agreement of approximately 2.5 years.  As of December 31, 2009 and June 30, 2009, the Partnership had $113,350 and $139,850, respectively, outstanding on the revolving facility.

The Partnership also has a separate $5,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balances on this revolver at December 31, 2009 and June 30, 2009 were $2,370 and $428, respectively. On January 5, 2010, the Partnership amended and restated this revolver. The amendment reduced the borrowing capacity to $4,000 (subject to a borrowing base limitation of 75% of orderly liquidation value), conformed the financial covenants to the financial covenants of the Revolving Loan Agreement, and increased the interest rate margin to 4.25%.

Term Loans

On December 23, 2009, the Operating Partnership amended (the “Term Loan Amendment”) its Secured Term Loan Credit Facility in the amount of $57,600 (the “Term Loan Facility”) dated June 4, 2008. The Term Loan Amendment amends the financial covenants in the Term Loan Facility to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. Creditor fees incurred relating to the amendment were $288 and will amortized over the remaining term of the agreement.

On December 30, 2009, the Operating Partnership also amended (the “Loan Agreement Amendment”) a Loan Agreement dated as of May 12, 2006, as amended (the “Loan Agreement”). The Loan Agreement Amendment amended certain financial covenants in the Loan Agreement to conform to the terms in the Revolver Amendment.

The weighted average interest rate on term loans as of December 31, 2009 and June 30, 2009 were 6.3% and 4.8%, respectively.

Other amendments

The Partnership obtained consents to seven operating lease agreements to conform the lease financial covenants to the terms of the Revolving Credit Agreement. Fees incurred in connection with the consents of $92 were expensed.

Restrictive Covenants

The agreements governing the Partnership’s credit agreements, term loans and operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above.  The restrictive covenants, among other things, (a) limit quarterly cash distributions to the Partnership’s unitholders to $0.45 per unit and requires that the partnership maintain a minimum liquidity of $17,500 in order to declare any distributions, (b) prohibit distributions under defined events of default, (c) restrict investments and sales of assets, and (d) require the Partnership to adhere to certain financial covenants, including (i) defined ratios of asset coverage of at least 1.333 to 1.00, (ii) fixed charge coverage of at least 1.85 to 1.00 through March 30, 2010 and then 1.50 to 1.00 beginning March 31, 2010 and thereafter, (iii) total funded debt to EBITDA of no greater than 4.50 to 1.00 through March 30, 2010, 5.00 to 1.00 from March 31, 2010 through September 29, 2010 and then 4.50 to 1.00 from September 30, 2010 and thereafter (each ratio as defined in the agreements). As of December 31, 2009 and June 30, 2009, we were in compliance with all of our debt covenants.

Common Unit Offerings

On August 12, 2009, the Partnership completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009, the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59,167 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35,000 under the Partnership’s credit agreements and were used to make construction progress payments in connection with the Partnership’s vessel new-building program.

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

7.                                      Derivative Financial Instruments

The Partnership is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are used to manage interest rate risk associated with the Partnership’s floating-rate borrowings. As of December 31, 2009, the total notional amount of the Partnership’s seven receive-variable/pay-fixed interest rate swaps was $245,423.  Interest and principal payments for debt hedged by one interest rate contract with a notional amount of $57,600 commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 2.75% to 4.75%. The remaining six interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.87% to 8.27%, with a weighted average rate of 7.97%. Interest rate swaps having a notional amount of $140,573 at December 31, 2009, decrease as principal payments on the respective debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		June 30, 2009
Derivatives designated as hedging instruments under ASC* 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Accrued expense and other current liabilities	$9,814	Accrued expense and other current liabilities	$8,759

Interest rate contracts	Other liabilities	7,557	Other liabilities	8,858
Total derivatives designated as hedging instruments under ASC 815		$17,371		$17,617

*ASC is the acronym for the Accounting Standard Codification and the number reference refers to the related topic -Derivatives and Hedging

The Effect of Derivative Instruments on the Statement of Operations for the Three and Six Months Ended

December 31, 2009 and 2008

Location of
	Amount of Gain or (Loss)		Gain (Loss)	Amount of Gain or (Loss)
	Recognized in OCI*on		Reclassified	Reclassified From
	Derivatives (Effective		from	Accumulated OCI into
	Portion)		Accumulated	Income (Effective Portion)
	For the Three Months		OCI into
Derivatives in ASC	Ended		Income	For the Three Months Ended
815 Cash Flow	December	December	(Effective	December	December
Hedging Relationships	31, 2009	31, 2008	Portion)	31, 2009	31, 2008

Interest rate contracts	$(611)	$(15,239)	Interest expense	$(2,528)	$(391)

Total	$(611)	$(15,239)		$(2,528)	$(391)

			Location of Gain (Loss)
	Amount of Gain or (Loss) Recognized in OCI*on Derivatives (Effective Portion)		Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC	For the Six Months Ended		Income	For the Six Months Ended
815 Cash Flow Hedging Relationships	December 31, 2009	December 31, 2008	(Effective Portion)	December 31, 2009	December 31, 2008

Interest rate contracts	$(4,325)	$(18,464)	Interest expense	$(4,572)	$(1,417)

Total	$(4,325)	$(18,464)		$(4,572)	$(1,417)

*-OCI is defined as other comprehensive income in accordance with ASC 220

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income. The estimated amount of the existing losses at December 31, 2009 that are expected to be reclassified into earnings within the next 12 months is $9,814.

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

Long-term debt

As of December 31, 2009, the fair value of all long-term debt was approximately $378,241, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. Long term debt with a carrying amount of $55,942 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities. Long term debt with a carrying amount of $307,518 has fixed rates of interest.

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

The levels of the fair value hierarchy established by the Codification are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009. This amount includes fair value adjustments relating to the Partnership’s own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$17,371	$—

The Partnership’s interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009:

Description	For the six months ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Long lived assets held and used	$8,182			$8,182	$7,550

Long lived assets held and used for which a charge was recorded in the six months ended December 31, 2009 relate to the following: (1) a $1,697 loss on the acquisition of land and buildings for the three and six months ended December 31, 2009 relating to the purchase of land and building on October 30, 2009 at a cost of $4,242 based upon a purchase option in the Partnership’s lease agreement. The land and building, which were acquired to continue our waste water treatment operations in Norfolk, Virginia, have been written down to fair value based on management’s consideration of comparable land sales and replacement cost data, (2) vessels and equipment with a carrying amount of $11,490, were written down to their fair value of $5,637, resulting in an impairment charge of $5,853, which was included in earnings for the six month period ended December 31, 2009. The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership’s own data.

9.                                      Income Taxes

The Partnership’s provision for income taxes is based on its estimated annual effective tax rate. For the three months ended December 31, 2009 the Partnership’s effective tax rate was a negative 2.4%. For the six months ended December 31, 2009 the Partnership’s effective tax rate was a negative 3.3%, or a negative 12.0% before an asset impairment charge and its related tax effect. The Partnership’s effective tax rate was 3.2% and 3.3% for the three and six months ended December 31, 2008. The increase in the Partnership’s effective tax rate for the six months ended December 31, 2009, before asset impairment charges, was a result of adjustments made to record fixed asset timing differences on an August 2007 acquisition. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

An Internal Revenue Service (“IRS”) examination of K-Sea Transportation Partners L.P. for calendar year 2006 has been completed, with the IRS proposing no adjustments to the Partnership’s 2006 federal income tax return.

10.                               Commitments and Contingencies

The Partnership has agreements with shipyards for the construction of one 100,000-barrel tank barge and two 30,000-barrel tank barges.

The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges. In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement. In fiscal year 2009, the Partnership provided a reserve of $500 relating to a $1,000 deposit under the contract. The Partnership and the shipyard negotiated a settlement and release agreement relating to the contract whereby the shipyard will hold the $1,000 previously paid by the Partnership pursuant to the contract and apply such $1,000 in accordance with the terms and conditions of a new contract executed on October 29, 2009, for the construction of two 30,000-barrel barges at an estimated aggregate cost of $6,000 for delivery in the fourth quarter of fiscal year 2010. The $1,000 construction contract deposit will be applied against the cost of the second vessel to be delivered.  Therefore, $500 relating to the reserve has been reversed in the six months ended December 31, 2009.

The Partnership has lease agreements for the use of two 50,000-barrel tank barges with expected delivery dates in the third quarter of fiscal year 2010 and the third quarter of fiscal year 2011.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $9,061 and $7,459 at December 31, 2009 and June 30, 2009, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Insurance claims payable at December 31, 2009 and June 30, 2009 totaled $7,165 and $7,206, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

In December 2008, the Partnership received an additional call from its mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.  Although such additional calls are uncommon, the Partnership’s insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.  The additional calls, which were based upon the information available in mid-November 2008, totaled $3,377.  The call for the first and second policy years were paid in February 2009 and September 2009, respectively. The call for the last policy year is scheduled for payment in equal amounts in each of February 2010 and August 2010.  The Partnership’s insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary. Such estimates may be subject to change in the future, and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

11.                               Major Customers

Two customers accounted for 19% and 11% of consolidated revenues for the three months ended December 31, 2009 and one customer accounted for 18% of consolidated revenues for the six months ended December 31, 2009. Two customers accounted for 19% and 10% of consolidated revenues for the three months ended December 31, 2008 and two customers accounted for 19% and 11% of consolidated revenues for the six months ended December 31, 2008. One customer accounted for 13% of consolidated accounts receivable at December 31, 2009. Two customers accounted for 18% and 13% of consolidated accounts receivable at June 30, 2009.

12.                               Subsequent Events

On January 21, 2010, the Partnership entered into an amendment effective as of December 23, 2009 (the “Charter Amendment”) to a certain Bareboat Charter Agreement dated as of June 23, 2009 (the “Bareboat Charter”) with the Partnership as charterer. The Charter Amendment amended certain financial covenants in the Bareboat Charter to conform to the terms in the Revolver Amendment.  In addition, an amount of $919 representing an additional security deposit was required and an amendment fee of $71 was paid by the Partnership.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States.  As of December 31, 2009, we operated a fleet of 65 tank barges and 67 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.1 million barrels of capacity as of December 31, 2009, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of December 31, 2009, approximately 89% of our barrel-carrying capacity was double-hulled. As of December 31, 2009, all of our tank vessels except two operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Outlook

Reductions in refinery utilization, which accelerated in the months of September through November, have adversely affected the demand for our tank vessels and charter rates as reflected by the reduced renewals of existing term charters and lower spot market rates.  As is typical of our business, during the past nine months long-term charters on 27% of our fleet’s capacity expired. Despite ongoing negotiations with our customers, with the exception of two term charters that were renewed, we were unable to obtain additional long-term charters, resulting in such vessels moving to the spot market. The increased availability of vessels in the spot market, combined with the announcements of refinery shutdowns, has made it apparent that the reduced revenues experienced in the first and second quarter may continue in the near term.  An additional 15% of our capacity has long-term charters that are due for renewal or extension over the remaining two quarters of fiscal 2010.  A continuing or further economic downturn could negatively affect the terms or likelihood of charter renewals, ultimately resulting in the vessels operating in the spot market.  The extent of such weakened demand and how long it may last is unknown.  If we are unable to obtain additional long-term charters at acceptable rates, or if more of our vessels operate in the spot market, our revenues may be reduced or subject to greater variability.  In addition, these possible reductions in our revenues and profitability could result in breaches of the financial covenants under our loan and lease agreements.  It should be noted that we commenced operations of a new build vessel in November 2009 and are due to commence operations of another new build vessel in May 2010. These two newbuild vessels are already chartered under seven year contracts.  Additionally, we will continue to reduce costs and rationalize assets, as well as using available capacity to enter adjacent markets.

Significant Events

Amendment to Revolving Credit Agreement

We maintain a revolving credit agreement with a group of banks, to provide financing for our operations.  On December 23, 2009, we entered into an amendment that among other things, (1) reduced the lenders’ commitments from $200 million to $175 million (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature of the revolving loan agreement whereby we could request an increase in the total commitments under the revolving loan agreement by up to $50 million, (3) accelerated the maturity date from August 14, 2014 to July 1, 2012 and (4) required additional security to be assigned.

As a result of the revolver amendment, the minimum fixed charge coverage ratio will decrease from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010.  In addition, our ratio of total funded debt to EBITDA may not exceed (a) 4.50 to 1.00 through March 30, 2010, (b) 5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (c) 4.50 to 1.00 from and after September 30, 2010. For more information, please read “Credit Agreements.”

Long Lived Asset Impairment Charge

The expiration of long-term contracts has resulted in increased double-hull availability within the industry.  In addition, the customer preference for double-hull vessels has intensified in recent months, resulting in the commercial obsolescence of single-hull equipment.  As a result, it is becoming increasingly difficult to employ single-hull vessels at margins sufficient to operate them profitably. Therefore, although we are permitted to continue to operate our single-hull tank vessels until January 1, 2015, we have phased out certain of our single-hulls.  Accordingly, we recorded an impairment charge of $5.9 million relating to certain single-hull vessels for the six months ended December 31, 2009.

Common Unit Offering

On August 12, 2009, we completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009 the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59.2 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35.0 million under our credit agreements and were used to make construction progress payments in connection with our vessel newbuilding program.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Voyage revenue	$64,458	$83,034	$130,884	$167,674
Other revenue	4,128	5,225	8,304	12,079
Total revenues	68,586	88,259	139,188	179,753
Voyage expenses	11,193	19,473	21,712	42,978
Vessel operating expenses	34,991	38,270	70,447	75,336
General and administrative expenses	6,542	7,403	13,521	15,364
Depreciation and amortization	12,883	13,751	31,805	26,526
Loss on acquisition of land and building	1,697	—	1,697	—
Net (gain) loss on disposal of vessels	(36)	9	(36)	303
Operating income	1,316	9,353	42	19,246

Interest expense, net	5,340	5,509	9,517	11,414
Other expense (income), net	(19)	(7)	(529)	(11)
Income (loss) before income taxes	(4,005)	3,851	(8,946)	7,843

Provision for income taxes	96	121	298	257
Net income (loss)	(4,101)	3,730	(9,244)	7,586

Less net income attributable to non-controlling interest	100	127	199	129
Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders	$(4,201)	$3,603	$(9,443)	$7,457

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,844	4,193	7,799	8,310
Days worked	3,129	3,807	6,630	7,483
Scheduled drydocking days	93	33	93	140
Net utilization	81%	91%	85%	90%
Average daily rate	$13,290	$13,151	$12,877	$13,090
Total coastwise net voyage revenue (a)	$41,582	$50,067	$85,376	$97,954
Local
Total tank vessel days	2,068	2,180	4,171	4,432
Days worked	1,582	1,801	3,262	3,636
Scheduled drydocking days	26	62	60	131
Net utilization	76%	83%	78%	82%
Average daily rate	$7,385	$7,493	$7,295	$7,355
Total local net voyage revenue (a)	$11,683	$13,494	$23,796	$26,742

Tank vessel fleet
Total tank vessel days	5,912	6,373	11,970	12,742
Days worked	4,711	5,608	9,892	11,119
Scheduled drydocking days	119	95	153	271
Net utilization	80%	88%	83%	87%
Average daily rate	$11,307	$11,334	$11,037	$11,215
Total fleet net voyage revenue (a)	$53,265	$63,561	$109,172	$124,696

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

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Voyage Revenue and Voyage Expenses

Voyage revenue was $64.5 million for the three months ended December 31, 2009, a decrease of $18.5 million, or 22.3%, as compared to voyage revenue of $83.0 million for the three months ended December 31, 2008.  Voyage expenses were $11.2 million for the three months ended December 31, 2009, a decrease of $8.3 million, or 42.6%, as compared to voyage expenses of $19.5 million for the three months ended December 31, 2008. The decrease in voyage expenses primarily relates to the decrease in the price of fuel.

Net voyage revenue

Net voyage revenue was $53.3 million for the three months ended December 31, 2009, a decrease of $10.3 million, or 16.2%, as compared to net voyage revenue of $63.6 million for the three months ended December 31, 2008.

In our coastwise trade, net voyage revenue was $41.6 million for the three months ended December 31, 2009, a decrease of $8.5 million, or 17.0%, as compared to $50.1 million for the three months ended December 31, 2008.  Net utilization in our coastwise trade was 81% and 91% for the three months ended December 31, 2009 and 2008, respectively. Net voyage revenue in our coastwise trade decreased by $8.5 million including an aggregate decrease of $13.0 million for the three months ended December 31, 2009 due to (1) a decrease of $6.3 million relating to nine barges which worked in the spot market in the three months ended December 31, 2009 as compared to being on time charters for the three months ended December 31, 2008, (2) a decrease of $3.6 million due to four single-hull barges, of which two were sold as of June 30, 2009, one was retired and one was returned to the lessor from a long-term lease, (3) a decrease of $2.7 million relating to four barges which moved from transporting petroleum products during the three months ended December 31, 2008 to performing storage activities for the processing of oily water at our waste water treatment facility during the three months ended December 31, 2009 and (4) a decrease of $0.4 million from one single hull barge which had lower utilization during the three months ended December 31, 2009 due to weak demand in the spot market.  The aggregate decrease was partially offset by an aggregate increase of $4.2 million in net voyage revenue for the three months ended December 31, 2009 due to (1) an increase in the number of working days for our barges the DBL 76, which began operations in November 2008, the DBL 79, which began operations in January 2009, and the DBL 185, which began operations in November 2009 and (2) one barge which worked the entire three months ended December 31, 2009 before being laid up for the winter season as compared to working 31 fewer days during the three months ended December 31, 2008. Coastwise average daily rates increased 1.0% to $13,290 for the three months ended December 31, 2009 from $13,151 for the three months ended December 31, 2008. The increase in rate reflects the positive impact of new-build deliveries and the exclusion of recently retired single-hulls; offset by lower rates in the spot market.

Net voyage revenue in our local trade for the three months ended December 31, 2009 decreased by $1.8 million, or 13.3%, to $11.7 million from $13.5 million for the three months ended December 31, 2008. Local net voyage revenue decreased $2.1 million for the three months ended December 31, 2009 due to (1) the retirement of three single-hull vessels, (2) one barge which worked in the spot market in the three months ended December 31, 2009 as compared to being on time charter for the three months ended December 31, 2008 and (3) one barge which had lower utilization during the three months ended December 31, 2009 due to weak demand in the spot market. The $2.1 million decrease was partially offset by a $0.3 million increase for the three months ended December 31, 2009, due to a vessel which was placed in service during the fourth quarter of fiscal 2009. Net utilization in our local trade was 76% for the three months ended December 31, 2009, compared to 83% for the three months ended December 31, 2008. Average daily rates in our local trade decreased to $7,385 for the three months ended December 31, 2009 from $7,493 for the three months ended December 31, 2008. The decreases resulted from weak spot market rates.

Other Revenue

Other revenue was $4.1 million for the three months ended December 31, 2009 as compared to $5.2 million for the three months ended December 31, 2008.  The decrease of $1.1 million was mainly attributable to the expiration of time charters relating to tugboats acquired in fiscal year 2008.

Vessel Operating Expenses

Vessel operating expenses were $35.0 million for the three months ended December 31, 2009 as compared to $38.3 million for the three months ended December 31, 2008, a decrease of $3.3 million. Vessel labor and related costs for the three months ended December 31, 2009 decreased by $2.2 million primarily due to a decrease in crew headcount resulting from lower vessel utilization; partially offset by higher medical insurance costs. Other vessel operating costs decreased by $1.1 million for the three months ended December 31, 2009 primarily due to an aggregate decrease of $3.4 million including: (1) a decrease of $2.4 million in insurance premiums primarily due to the supplemental insurance call during the three months ended December 31, 2008, (2)  a decrease of $0.8 million in outside towing expenses as a result of additional tug availability during the three months ended December 31, 2009 due to the retirement of our single-hull vessels and (3) a decrease of $0.2 million relating to fuel and other costs.  These decreases were partially offset by $2.3 million of aggregate increases attributable to (1) an increase of $1.5 million in outside charter fees due to the sale of eight tank barges under sale leaseback agreements in fiscal year 2009, (2) an increase in vessel parts of $0.5 million primarily relating to the delivery of the DBL 185, which began operations in November 2009 and (3) an increase of $0.3 million relating to an increase in operating costs for our waste water treatment facility.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended December 31, 2009, a decrease of $0.9 million, or 12.2%, as compared to general and administrative expenses of $7.4 million for the three months ended December 31, 2008.  The $0.9 million decrease includes a $0.2 million decrease in stock compensation costs due to no new grants being awarded during fiscal year 2010, a $0.2 million decrease in travel and entertainment expenses resulting from a decrease in headcount and an additional $0.5 million in general cost reduction activities.

Depreciation and Amortization

Depreciation and amortization was $12.9 million for the three months ended December 31, 2009, a decrease of $0.9 million, or 6.5%, as compared to $13.8 million for the three months ended December 31, 2008.  The decrease is primarily due to the sale leaseback of eight vessels during fiscal 2009, as well as the retirement of single hull vessels during fiscal 2010.

Loss on Acquisition of Land and Building

Loss on acquisition of land and building was $1.7 million for the three months ended December 31, 2009. The loss was a result of the October 2009 exercise of a purchase price option in a lease agreement which was executed in December 2004. The price of the facility was approximately $1.7 million in excess of its fair value resulting in the loss. Fair value was determined based on our consideration of comparable land sales and replacement cost data. The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business.

Interest Expense, Net

Net interest expense was $5.3 million for the three months ended December 31, 2009 compared to $5.5 million for the three months December 31, 2008, a decrease of $0.2 million.  Net interest expense decreased for the three months ended December 31, 2009 because of lower average debt balances and lower variable interest rates for the three months ended December 31, 2009; partially offset by a $0.8 million write-off of deferred financing fees as a result of amending our revolving credit agreement.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate. For the three months ended December 31, 2009, our effective tax rate was a negative 2.4%. Our effective tax rate was 3.1% for the three months ended December 31, 2008. Our effective tax rate was lower in the three-month period ending December 31, 2009 primarily due to the lower pre-tax income at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $4.1 million for the three months ended December 31, 2009, a decrease of $7.8 million compared to net income of $3.7 million for the three months ended December 31, 2008.  This decrease resulted primarily from a $8.0 million decrease in operating income; partially offset by a $0.2 million decrease in interest expense.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Voyage Revenue and Voyage Expenses

Voyage revenue was $130.9 million for the six months ended December 31, 2009, a decrease of $36.8 million, or 21.9%, as compared to voyage revenue of $167.7 million for the six months ended December 31, 2008.  Voyage expenses were $21.7 million for the six months ended December 31, 2009, a decrease of $21.3 million, or 49.5%, as compared to voyage expenses of $43.0 million for the six months ended December 31, 2008. The decrease in voyage expenses primarily relates to the decrease in the price of fuel.

Net voyage revenue

Net voyage revenue was $109.2 million for the six months ended December 31, 2009, a decrease of $15.5 million, or 12.4%, as compared to net voyage revenue of $124.7 million for the six months ended December 31, 2008.

In our coastwise trade, net voyage revenue was $85.4 million for the six months ended December 31, 2009, a decrease of $12.6 million, or 12.9%, as compared to $98.0 million for the six months ended December 31, 2008.  Net utilization in our coastwise trade was 85% and 90% for the six months ended December 31, 2009 and 2008, respectively. Net voyage revenue in our coastwise trade decreased by $21.2 million for the six months ended December 31, 2009 due to (1) a decrease of $9.3 million relating to eight barges which worked in the spot market in the six months ended December 31, 2009 as compared to being on time charters for the six months ended December 31, 2008, (2) a decrease of $6.2 million relating to four single-hull barges, of which two were sold as of June 30, 2009, one was retired and one was returned to the lessor from a long-term lease, (3) a decrease of $0.5 million from one single hull barge which had lower utilization during the six months ended December 31, 2009 due to weak demand in the spot market and (4) a decrease of $5.2 million relating to five barges which moved from transporting petroleum products during the six months ended December 31, 2008 to performing storage activities for the processing of oily water at our waste water treatment facility during the six months ended December 31, 2009. The aggregate decrease was partially offset by an aggregate increase of $8.6 million in net voyage revenue for the six months ended December 31, 2009 due to (1) an increase in the number of working days for our barges the DBL 77, which began operations in July 2008, the DBL 76, which began operations in November 2008, the DBL 79, which began operations in January 2009, and the DBL 185, which began operations in November 2009 (2) two barges which were in the shipyard for extended periods during the six months ended December 31, 2008 and (3) two barges which had higher rates and utilization during the six months ended December 31, 2009 primarily due to contractual rate increases and some service interruption experienced in the December 2008 quarter. Coastwise average daily rates decreased 1.6% to $12,877 for the six months ended December 31, 2009 from $13,090 for the six months ended December 31, 2008 mainly as a result of lower rates relating to storage contracts serviced by vessels supporting our waste water treatment facility.

Net voyage revenue in our local trade for the six months ended December 31, 2009 decreased by $2.9 million, or 10.9%, to $23.8 million from $26.7 million for the six months ended December 31, 2008. Local net voyage revenue decreased $4.0 million for the six months ended December 31, 2009 due to (1) the retirement of four single-hull vessels, (2) a decrease relating to one barge which worked in the spot market in the six months ended December 31, 2009 as compared to being on a time charter for the six months ended December 31, 2008 and (3) one barge which had lower utilization during the six months ended December 31, 2009 due to weak demand in the spot market. The $4.0 million decrease was partially offset by an aggregate $1.0 million increase for the six months ended December 31, 2009 attributable to (1) a $0.4 million increase due to the return to service of two vessels that were in the shipyard for extended periods during the six months ended December 31, 2008 and (2) a $0.6 million increase due to a vessel which was placed in service during the fourth quarter of fiscal 2009. Net utilization in our local trade was 78% for the six months ended December 31, 2009, compared to 82% for the six months ended December 31, 2008. Average daily rates in our local trade decreased to $7,295 for the six months ended December 31, 2009 from $7,355 for the six months ended December 31, 2008. The decreases resulted from weak spot market rates.

Other Revenue

Other revenue was $8.3 million for the six months ended December 31, 2009 as compared to $12.1 million for the six months ended December 31, 2008.  The decrease of $3.8 million was mainly attributable to the expiration of time charters relating to tugboats acquired in fiscal year 2008 and a gain relating to a customer contract cancellation settlement which occurred during fiscal year 2009.

Vessel Operating Expenses

Vessel operating expenses were $70.4 million for the six months ended December 31, 2009 as compared to $75.3 million for the six months ended December 31, 2008, a decrease of $4.9 million. Vessel labor and related costs for the six months ended December 31, 2009 decreased $3.0 million, primarily due to a decrease in crew headcount resulting from lower utilization; partially offset by higher medical insurance costs. Other vessel operating costs decreased approximately $5.7 million for the six months ended December 31, 2009, including: (1) a decrease of $1.5 million in repairs, maintenance, damages and vessel supplies, (2) a decrease of $1.1 million relating to fuel and other costs due to expired towing contracts and a decrease in the overall price of fuel, (3) a decrease of $1.0 million in outside towing expenses as a result of additional tug availability during the six months ended December 31, 2009 due to the retirement of certain single-hull vessels and (4) a decrease of $2.1 million in insurance premiums primarily due to the supplemental insurance call which occurred during the six months ended December 31, 2008. These decreases were partially offset by $3.8 million of aggregate increases attributable to (1) an increase of $3.1 million in outside charter fees due to the sale of eight tank barges under sale leaseback agreements in fiscal year 2009, (2) an increase of $0.5 million relating to an increase in operating costs for our waste water treatment facility, and (3) an increase in bad debt expense of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the six months ended December 31, 2009, a decrease of $1.9 million, or 12.3%, as compared to general and administrative expenses of $15.4 million for the six months ended December 31, 2008. The $1.9 million decrease includes a $0.4 million decrease in labor and related costs, net of an increase in medical expense, a $0.1 million decrease in stock compensation costs due to no new grants being awarded during fiscal year 2010, a $0.2 million decrease in travel expenses resulting from a decrease in headcount and an additional $1.2 million in general cost reduction activities.

Depreciation and Amortization

Depreciation and amortization was $31.8 million for the six months ended December 31, 2009, an increase of $5.3 million, or 20.0%, as compared to $26.5 million for the six months ended December 31, 2008.  The increase is primarily due to a $5.9 million impairment charge relating to certain single-hull vessels recorded for the six months ended December 31, 2009.

Loss on Acquisition of Land and Building

Loss on acquisition of land and building was $1.7 million for the six months ended December 31, 2009. The loss was a result of the October 2009 exercise of a purchase price option in a lease agreement which was executed in December 2004. The price of the facility was approximately $1.7 million in excess of its fair value resulting in the loss. Fair value was determined based on our consideration of comparable land sales and replacement cost data. The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business.

Interest Expense, Net

Net interest expense was $9.5 million for the six months ended December 31, 2009 compared to $11.4 million for the six months December 31, 2008, a decrease of $1.9 million.  Net interest expense decreased for the six months ended December 31, 2009 because of lower average debt balances and lower variable interest rates for the six months ended December 31, 2009; partially offset by a $0.8 million write-off of deferred financing fees as a result of amending our revolving credit agreement.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate. For the six months ended December 31, 2009, our effective tax rate was a negative 3.3%, or a positive 12.0% before an asset impairment charge and its related tax effect. Our effective tax rate was 3.3% for the six months ended December 31, 2008. The increase in our effective tax rate, before asset impairment charges, was a result of adjustments made to record fixed asset timing differences on an August 2007 acquisition. Our effective tax rate comprises the New York

City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $9.2 million for the six months ended December 31, 2009, a decrease of $16.8 million compared to net income of $7.6 million for the six months ended December 31, 2008.  This decrease resulted primarily from a $19.2 million decrease in operating income (including an asset impairment charge of $5.9 million); partially offset by a $1.9 million decrease in interest expense and a $0.5 million increase in other income.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $18.1 million for the six months ended December 31, 2009, a decrease of $16.5 million, compared to $34.6 million for the six months ended December 31, 2008.  The decrease resulted from an $9.0 million negative impact from changes in assets and liabilities and a $9.6 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization), which were partially offset by a $2.1 million decrease in drydocking payments. During the six months ended December 31, 2009, our working capital increased, thereby decreasing cash flow, primarily due to an increase in accounts receivable and a decrease in accounts payable as a result of the timing of payments.

Investing Cash Flows

Net cash used in investing activities totaled $32.2 million for the six months ended December 31, 2009, compared to $46.2 million used during the six months ended December 31, 2008.  Tank vessel construction in the six months ended December 31, 2009 aggregated $27.2 million and included progress payments on the construction of one 185,000-barrel articulated tug-barge unit and one 100,000-barrel tank barge. Capital expenditures of $2.3 million for the six months ended December 31, 2009 consisted primarily of coupling tugboats to our newbuild tank barges.  Approximately $4.2 million for the six months ended December 31, 2009 pertained to the purchase of land and a building, associated with our waste water treatment operations in Norfolk, Virginia.  Collections on notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $1.3 million for the six months ended December 31, 2009. Tank vessel construction in the six months ended December 31, 2008 aggregated $57.5 million and included progress payments on the construction of one 185,000 articulated tug-barge unit, one 100,000-barrel tank barge and two 80,000-barrel tank barges. Capital expenditures of $4.9 million for the six months ended December 31, 2008 included coupling tugboats to our newbuild tank barges.  Proceeds on the sale of vessels in the six months ended December 31, 2008 was $16.2 million, of which $15.5 million related to the sale leaseback agreements.

Financing Cash Flows

Net cash provided by financing activities was $12.7 million for the six months ended December 31, 2009 compared to $11.2 million of net cash provided by financing activities for the six months ended December 31, 2008. The primary financing activities for the six months ended December 31, 2009 were $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 new common units in August 2009, $11.6 million in proceeds from the issuance of long-term debt and the repayment of $24.6 million of credit agreement borrowings, net with a portion of the equity offering proceeds. We also made $21.0 million in distributions to partners as described under “—Payment of Distributions” below, and were required to deposit $3.1 million as additional collateral.  The primary financing activities for the six month period ended December 31, 2008 were $51.6 million in gross proceeds ($49.8 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 2,000,000 new common units in August 2008, $37.2 million in proceeds from the issuance of long-term debt, and the repayment of $37.7 million of credit agreement borrowings with a portion of the equity offering proceeds. We also made $25.0 million in distributions to partners as described under “—Payment of Distributions” below.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to unitholders of record on August 10, 2009. The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended September 30, 2009, which was paid on

November 16, 2009 to unitholders of record on November 9, 2009.  There were no distributions declared in respect of the quarter ended December 31, 2009.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At December 31, 2009, approximately 89% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015, although we may choose to retire these vessels prior to their OPA 90 phase-out date. Please read “Significant Events—Long Lived Assets Impairment Charge” above.

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

	Six months ended December 31,
	2009	2008
Maintenance capital expenditures	$10,122	$12,158
Expansion capital expenditures (including acquisitions)	6,127	4,495
Total capital expenditures	$16,249	$16,653
Construction of tank vessels	$27,238	$57,533

During fiscal 2010, we took delivery of one 185,000-barrel articulated tug-barge unit (“ATB”), the DBL 185, in November 2009. During fiscal 2009, we took delivery of two 80,000-barrel tank barges, the DBL 79 and the DBL 76, in December 2008 and November 2008, respectively.

In total, as of December 31, 2009, we have agreements with shipyards for the construction of one 100,000-barrel tank barge and two 30,000-barrel tank barges and the lease of two 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 100,000-barrel tank barge	3rd Quarter fiscal 2010

Two 30,000-barrel tank barges	4th Quarter fiscal 2010

Two 50,000-barrel tank barges	3rd Quarter fiscal 2010 and 3rd Quarter fiscal 2011

The above 100,000-barrel tank barge and the 30,000 barrel tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $30.0 million, of which $15.1 million has been spent as of December 31, 2009.  We expect to spend approximately $9.6 million and $5.3 million during the third and fourth quarter of fiscal 2010 on these contracts. We have a seven year term charter agreement for the 100,000-barrel tank barge that is expected to commence upon delivery.

Liquidity Needs

Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders (if any), drydocking expenditures and debt service on our outstanding debt, while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit facility and other loan agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.  Historically we have used our revolving credit agreement to finance newbuild construction projects with the financing converted to a term loan shortly after vessel delivery. Additionally, we have issued common units to fund major acquisitions and new-build construction projects and to pay down debt.

Our cash outflows for the next twelve months are expected to include principal repayments on the current portion of our long term debt of $18.5 million, operating lease obligations relating to sale leaseback agreements of $7.1 million and progress payments on our construction in progress of approximately $14.9 million. We have approximately $56.4 million available under our credit line facilities at December 31, 2009.

Our first and second fiscal 2010 quarter revenues, and thus our liquidity, have been negatively impacted by the non-renewal of certain long term charter contracts and the increased availability of vessels in the spot market. Recent announcements of refinery shutdowns indicate an absence of any meaningful recovery in the demand for domestic refined petroleum products.  A continuing or worsening economic downturn could negatively affect our revenues and liquidity by further reducing the demand for our tank vessels.  In response to these uncertainties, management has implemented strategic actions to reduce costs and improve liquidity. These actions include reducing wage and benefit costs through headcount reductions, laying up vessels that are not operating at positive cash flows, reducing distributions and other administrative actions.  We also obtained amendments or consents under various credit facilities, term loans and operating lease agreements.  For more information, please read “—Credit Agreements”  and “—Restrictive Covenants.”  Based on the above, we believe we have sufficient liquidity to meet our needs for the next twelve months.

Credit Agreements

We maintain a revolving credit agreement with a group of banks, with Key Bank National Association as administrative agent and lead arranger, to provide financing for our operations.  On December 23, 2009, we entered into an amendment (the “Revolver Amendment”) to our Amended and Restated Loan and Security Agreement (the “Original Revolver Agreement” and as amended, the “Revolving Loan Agreement”).  The Revolver Amendment, among other things, (1) reduced the Revolving Lenders’ commitments from $200 million to $175 million (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral),  (2) eliminated the accordion feature of the Revolving Loan Agreement whereby we could request an increase in the total commitments under the Revolving Loan Agreement by up to $50 million, (3) accelerates the maturity date from August 14, 2014 to July 1, 2012 and (4) requires additional security to be assigned to the Security Trustee under the Revolving Loan Agreement.

As amended by the Revolver Amendment, the obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of ours having an orderly liquidation value equal to at least 1.333 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement.  Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at our option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the adjusted 30-day London Interbank Offered Rate (“LIBOR”) (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement.  We also incur commitment fees, payable quarterly, on the unused amounts under this facility. As of December 31, 2009, borrowings under the Revolving Loan Agreement amounted to $110.9 million at the LIBOR rate and $2.5 million at the base rate. The following table summarizes the applicable margins under the Revolving Loan Agreement, as amended:

Ratio of Total Funded Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Greater than or equal to 4.50:1.00	4.750%	3.750%	0.625%
Greater than or equal to 3.50:1.00 and less than 4.50:1.00	4.250%	3.250%	0.500%
Greater than or equal to 2.50:1.00 and less than 3.50:1.00	3.750%	2.750%	0.450%
Greater than or equal to 1.50:1.00 and less than 2.50:1.00	3.250%	2.250%	0.375%
Less than 1.50:1.00	2.750%	1.750%	0.375%

As a result of the Revolver Amendment, the minimum fixed charge coverage ratio will decrease from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010. In addition, our ratio of total funded debt to EBITDA may not exceed (a) 4.50 to 1.00 through March 30, 2010, (b) 5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (c) 4.50 to 1.00 from and after September 30, 2010. The Partnership utilizes twelve-month trailing EBITDA for the fixed charge coverage and total funded debt to EBITDA calculations.

The Revolver Amendment also limits quarterly cash distributions to our unitholders to $0.45 per unit and requires that we maintain a minimum liquidity of $17.5 million in order to declare any distributions. The Revolver Amendment defines liquidity as the sum of (a) unrestricted cash determined on a consolidated basis plus (b)(i) the lesser of (A) $175 million and (B) the orderly liquidation value of the vessel collateral divided by 1.333, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination.

Due to the reduction in the borrowing capacity from the Original Revolver Agreement, we recorded a charge of approximately $0.8 million relating to the unamortized deferred costs associated with the Original Revolver Agreement. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1.3 million and other transaction costs of approximately $0.1 million. Both the remaining unamortized deferred costs of the Original Revolver Agreement of $0.7 million, as well as the costs incurred relating to the Revolver Amendment, will be amortized over the remaining term of the Revolving Loan Agreement of approximately 2.5 years.   As of December 31, 2009 and June 30, 2009, we had $113.4 million and $139.9 million outstanding on the revolving facility.

We also have a separate $5.0 million revolver with a commercial bank to support our daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin of 1.4%. The outstanding balances on this revolver at December 31, 2009 and June 30, 2009 were $2.4 million and $0.4 million, respectively. On January 5, 2010, we amended and restated this revolver. The amendment reduced the borrowing capacity to $4.0 million (subject to a borrowing base limitation of 75% of orderly liquidation value), conformed the financial covenants to the financial covenants of the Revolving Loan Agreement, and increased the interest rate margin to 4.25%.

Term Loans

On December 23, 2009, we amended (the “Term Loan Amendment”) a Secured Term Loan Credit Facility in the amount of $57.6 million (the “Term Loan Facility”) dated June 4, 2008. The Term Loan Amendment amends the financial covenants in the Term Loan Facility Agreement, as amended by the Revolver Amendment. Fees incurred relating to the amendment were $0.3 million and will be amortized over the remaining term of the agreement.

On December 30, 2009, we also amended (the “Loan Agreement Amendment”) a Loan Agreement dated as of May 12, 2006, as amended (the “Loan Agreement”). The Loan Agreement Amendment amended certain financial covenants in the Loan Agreement to conform to the terms in the Revolver Amendment.

The weighted average interest rate on term loans as of December 31, 2009 and June 30, 2009 were 6.3% and 4.8%, respectively. The increase in the weighted average interest rate on term loans reflects the impact of the increase in the applicable margins on the Term Loan Facility described above.

Other amendments

We also amended an operating lease agreement and obtained consents to seven other operating lease agreements to conform the lease financial covenants to the terms of the Revolving Credit Agreement. Fees incurred in connection with the consents and lease amendment of $0.1 million and $0.1 million were expensed in the three months ended December 31, 2009 and in January 2010, respectively.

Restrictive Covenants

The agreements governing our credit agreements, term loans and operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above.  The restrictive covenants, among other things, (a)  limit quarterly cash distributions to our unitholders to $0.45 per unit and requires that we maintain a minimum liquidity of $17.5 million in order to declare any distributions, (b) prohibit distributions under defined events of default, (c) restrict investments and sales of assets, and (d) require us to adhere to certain financial covenants, including (i) defined ratios of asset coverage of at least 1.333 to 1.00, (ii) fixed charge coverage of at least 1.85 to 1.00 through March 30, 2010 and then 1.50 to 1.00 beginning March 31, 2010 and thereafter,  (iii) total funded debt to EBITDA of no greater than 4.50 to 1.00 through March 30, 2010, 5.00 to 1.00 from March 31, 2010 through September 29, 2010 and then 4.50 to 1.00 from September 30, 2010 and thereafter (each ratio as defined in the agreements). As of December 31, 2009 and June 30, 2009, we were in compliance with all of our debt covenants.

A further or sustained economic downturn could result in reduced revenues and would negatively affect our profitability over the next twelve months.  These possible reductions in revenue and profitability may trigger a breach of our financial covenants, which could result in an event of default.  If an event of default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the termination of lease agreements, which would have an adverse effect on our business, operations, financial condition and liquidity.

Common Unit Offering

On August 12, 2009, we completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009, the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59.2 million from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35.0 million under our credit agreements and were used to make construction progress payments in connection with our vessel newbuilding program.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2009.

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

Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed by us at the date of acquisition. GAAP requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test for impairment during the second quarter (as of October 31) of our fiscal year using a two-step process. The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

We operate in a single operating segment. We have two reporting units consisting of our Atlantic region and Pacific region operations. All of our goodwill and 99% of our intangible assets relate to the Pacific region reporting unit. We determine the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows. We believe that the income approach is appropriate due to the long term nature of the our time charters, consecutive voyage charters, and contracts of affreightment, which are generally for periods of one year or more and generally contain renewal options. We assess the reasonableness of our approach by consideration of current trading multiples for peer companies.

Since $1,330 of the $5,853 long lived asset impairment charge recorded during the three months ended September 30, 2009 related to two single-hull vessels which operate in the Pacific Region, and since certain long term contracts relating to the Pacific Region were not renewed,  we reviewed our intangible assets and goodwill for impairment as of September 30, 2009 and concluded they were not impaired.

We performed our annual goodwill impairment assessment as of October 31, 2009.  We used our business plans and projections as the basis for expected future cash flows for purposes of both the September 30, 2009 and October 31, 2009 impairment tests. Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2009 and the first quarter of fiscal 2010, approved business plans and expected growth rates.  Our estimates of expected growth rates consider a) existing contracts, b) the non-renewal of certain existing contracts and c) two new seven year contracts relating to our newbuild ATB, which was placed into service in November 2009, and a 100,000-barrel barge which is expected to be placed into service in May 2010.  We also make certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill: (1) reduced utilization of certain vessels from their historic utilization levels based on known or anticipated non-renewal of long term contracts  (2) the impact of newbuilds placed or expected to be placed into service in fiscal 2010, (3) a projected long term growth of 3% for determining terminal value; (4) a tax rate of 35%, which reflects a market participant rather than our tax rate, and (5) an average discount rate of 9.5%, representing the our weighted average cost of capital (“WACC”). Factors inherent in determining our WACC included the our own and peer company data relating to (1) the value of our limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

The calculated fair value of the Pacific region reporting unit exceeded its carrying value by approximately $55,000 as of the annual measurement date. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We based our fair value estimate on assumptions we believe to be reasonable. However, actual future results may differ from those projected, and those differences may be material. If business conditions were to deteriorate and future results were below expectations then we could be required to perform another goodwill impairment test. If the first step identifies a potential impairment, we would perform a step two analysis which would include an assessment of the fair value of all of the Partnership’s Pacific region assets including our long lived assets. Such step two analysis could result in a long lived asset impairment charge, a goodwill impairment charge, or both in future periods. Likewise, if interest rates were to increase significantly our weighted average cost of capital would increase which may cause an impairment to goodwill or long lived assets in future periods.

New Accounting Pronouncements

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Our October 1, 2009 adoption of this clarification of existing guidance did not have an effect of the accompanying consolidated financial statements.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of December 31, 2009 approximately $307.5 million of our long-term debt bore interest at fixed interest rates ranging from 5.85% to 9.33%. Borrowings under a portion of our credit agreement and certain other term loans, totaling $56.0 million at December 31, 2009 bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of December 31, 2009, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.6 million annually.

As of December 31, 2009, we had seven outstanding interest rate swap agreements, three relating to the revolving credit agreement that expire in December 2010 and four that expire during the period from May 2012 to August 2018, concurrently with the hedged term loans. Interest payments relating to one swap with a notional amount of $57.6 million commence in February 2010 and bear a fixed rate of 5.08% plus a margin ranging from 2.75% to 4.75%.  As of December 31, 2009, the notional amount of the six other swaps agreements was $187.8 million, we were paying a weighted average fixed rate of 7.97% (including applicable margins), and we were receiving a weighted average variable rate of 3.50%. The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The interest rate swap contracts we hold have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by the FASB Codification standards relating to hedging.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.           Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b)  Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number		Description

10.1	—

Amendment No. 3, dated as of December 23, 2009, to Amended and Restated Loan and Security Agreement, dated as of August 14, 2007, among K-Sea Operating Partnership L.P., as borrower, Bank of America, N.A. (successor to LaSalle Bank, National Association) and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA, National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto.

31.1	—	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2	—	Sarbanes-Oxley Act Section 302 Certification of Terrence P. Gill.

32.1	—	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2	—	Sarbanes-Oxley Act Section 906 Certification of Terrence P. Gill.

99.1	—

Amendment No. 2, dated as of December 30, 2009, to Loan Agreement, dated as of May 12, 2006, among K-Sea Operating Partnership L.P., as borrower, Wells Fargo Equipment Finance Inc. (“WFEFI”) (as assignee of Citizens Leasing Corporation, d/b/a Citizens Asset Finance (“CAF”)) and WFEFI as assignee of CAF, as agent and collateral trustee.

99.2	—

Amendment No. 2, dated as of December 23, 2009, to Credit Facility, dated as of June 4, 2008, by K-Sea Operating Partnership L.P., as borrower, and DnB NOR Bank ASA, as mandated lead arranger, bookrunner, administrative agent and security trustee, and the banks and financial institutions indentified therein, as lenders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: February 9, 2010			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010			By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal
Financial and Accounting Officer)