Form 10-Q
period 2010-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2010-05-07
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-31920

K-SEA TRANSPORTATION PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-019447
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

One Tower Center Boulevard, 17th Floor
East Brunswick, New Jersey 08816
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code):  (732) 565-3818

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

At May 7, 2010, the number of the issuer’s outstanding common units was 19,127,411.

K-SEA TRANSPORTATION PARTNERS L.P.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I      FINANCIAL INFORMATION

Item 1.        Financial Statements

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$114	$1,819
Accounts receivable, net	26,704	29,819
Deferred taxes	1,115	1,118
Prepaid expenses and other current assets	17,489	16,689
Total current assets	45,422	49,445

Vessels and equipment, net	592,021	533,996
Construction in progress	25,547	66,882
Deferred financing costs, net	3,473	3,152
Goodwill	54,300	54,300
Other assets	32,441	31,028
Total assets	$753,204	$738,803

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$18,711	$16,820
Accounts payable	24,732	17,239
Accrued expenses and other current liabilities	30,067	27,134
Deferred revenue	8,238	12,476
Total current liabilities	81,748	73,669

Term loans and capital lease obligation	224,772	225,915
Credit line borrowings	129,622	140,278
Other liabilities	10,846	11,395
Deferred taxes	3,555	3,618
Total liabilities	450,543	454,875

Commitments and contingencies

Partners’ capital:
General partner	1,920	2,230
Limited partners	312,799	294,259
Accumulated other comprehensive loss	(16,626)	(17,075)
Total K-Sea Transportation Partners L.P. unitholders’ capital	298,093	279,414

Non-controlling interest	4,568	4,514
Total partners’ capital	302,661	283,928

Total liabilities and partners’ capital	$753,204	$738,803

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009

Voyage revenue	$56,177	$74,628	$187,061	$242,302
Other revenue	3,406	3,810	11,710	15,889

Total revenues	59,583	78,438	198,771	258,191

Voyage expenses	11,872	13,393	33,584	56,371
Vessel operating expenses	31,917	35,271	102,364	110,607
General and administrative expenses	6,702	7,481	20,223	22,845
Depreciation and amortization	14,389	13,420	46,194	39,946
Loss on acquisition of land and building	—	—	1,697	—
Net (gain) loss on disposal of vessels	—	(53)	(36)	250
Total operating expenses	64,880	69,512	204,026	230,019

Operating (loss) income	(5,297)	8,926	(5,255)	28,172

Interest expense, net	6,283	4,879	15,800	16,293
Other expense (income), net	2	(9)	(527)	(20)

Income (loss) before income taxes	(11,582)	4,056	(20,528)	11,899

(Benefit of) provision for income taxes	(274)	55	24	312
Net income (loss)	(11,308)	4,001	(20,552)	11,587

Less net income attributable to non-controlling interest	98	93	297	222
Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders (“net income (loss) of K-Sea”)	$(11,406)	$3,908	$(20,849)	$11,365

Allocation of net income (loss) of K-Sea:
General partner’s interest in net income (loss) of K-Sea	$(120)	$1,124	$(219)	$3,368
Limited partners’ interest in net income (loss) of K-Sea	(11,286)	2,784	(20,630)	7,997
Net income (loss) of K-Sea	$(11,406)	$3,908	$(20,849)	$11,365

Basic net income (loss) of K-Sea per unit	$(0.59)	$0.18	$(1.10)	$0.52
Diluted net income (loss) of K-Sea per unit	$(0.59)	$0.18	$(1.10)	$0.52

Weighted average units outstanding - basic	19,191	15,844	18,674	15,469
Weighted average units outstanding - diluted	19,191	15,866	18,674	15,489

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	General Partner $	Limited Partner Units	Limited Partner $	Accumulated Other Comprehensive Income (Loss) $	Non-controlling Interest $	TOTAL
Balance at June 30, 2009 (note 2)	$2,230	15,794	$294,259	$(17,075)	$4,514	$283,928
Amortization of restricted unit awards under long-term incentive plan, net of restricted unit issuance of ($1,291)			(414)			(414)

Issuance of common units under long-term incentive plan		39	1,291			1,291

Issuance of common units, net of transaction costs of $2,965		3,244	59,167			59,167

Fair market value adjustment for interest rate swap, net of tax benefit of $4				306		306

Foreign currency translation gain				143		143

Net income (loss)	(219)		(20,630)		297	(20,552)

Distributions to partners	(91)		(22,076)			(22,167)

Cash distributions to non-controlling interests					(243)	(243)

Unit distribution to the General Partner		50	1,202			1,202
Balance at March 31, 2010	$1,920	19,127	$312,799	$(16,626)	$4,568	$302,661

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(20,552)	$11,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,596	40,494
Payment of drydocking expenditures	(15,460)	(17,230)
Change in provision for loss on cancellation of contract	(500)	—
Provision for doubtful accounts	261	808
Deferred income taxes	(64)	65
Net (gain) loss on sale of vessels	(36)	250
Loss on acquisition of land and building	1,697	—
Restricted unit compensation costs	877	964
Other	(37)	(35)
Changes in assets and liabilities:
Accounts receivable	2,854	13,656
Prepaid expenses and other current assets	1,539	7,163
Other assets	(900)	(1,146)
Accounts payable	7,370	(10,025)
Other liabilities	—	(363)
Accrued expenses and other current liabilities	(854)	1,232
Deferred revenue	(4,238)	(1,734)
Net cash provided by operating activities	19,553	45,686
Cash flows from investing activities:
Construction of tank vessels	(37,513)	(60,161)
Other capital expenditures	(3,058)	(8,140)
Acquisition of land and building	(4,242)	—
Proceeds on sale of vessels	197	16,184
Collection of notes receivable from sale of vessels	1,557	—
Payment received on note receivable	—	120
Net cash used in investing activities	(43,059)	(51,997)
Cash flows from financing activities:
Proceeds from credit line borrowings	155,159	174,449
Repayment of credit line borrowings	(165,815)	(200,970)
Gross proceeds from equity offering	62,132	51,600
Proceeds from long-term debt borrowings	11,577	37,188
Payment of term loans	(12,308)	(16,610)
Payment of additional collateral	(3,077)	—
Financing costs paid—equity offerings	(2,965)	(1,795)
Financing costs paid—debt borrowings	(1,694)	(438)
Distributions to non-controlling interest	(243)	(242)
Distributions to partners	(20,965)	(38,404)
Net cash provided by financing activities	21,801	4,778
Cash and cash equivalents:
Net decrease	(1,705)	(1,533)
Balance at beginning of period	1,819	1,752
Balance at end of period	$114	$219

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$13,697	$16,203
Income taxes	$58	$46

Supplemental disclosure of non-cash investing and financing activities:
Distribution of units to the general partner	$1,202	—
Sale of vessel for note receivable	—	$1,458

Use of proceeds of sale leaseback disbursed directly by purchaser:
Refinance of term loans with operating lease agreements	—	$18,246
Lease security deposit	—	$609

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1.                                                  The Partnership

K-Sea Transportation Partners L.P. and its subsidiaries (collectively, the “Partnership”) provide marine transportation, distribution and logistics services for refined petroleum products in the United States.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests.  The Partnership met certain financial tests described in its partnership agreement (“K-Sea Partnership Agreement”) for early conversion of the subordinated units and, as a result, 1,041,250, 1,041,250 and 2,082,500 of these subordinated units converted to common units on a one-for-one basis on February 14, 2007, February 14, 2008 and February 16, 2009.

The Partnership’s general partner, K-Sea General Partner L.P., held 202,447 general partner units, representing a 1.05% general partner interest in the Partnership as of March 31, 2010, as well as certain incentive distribution rights (“IDRs”) in the Partnership.  IDRs represent the right to receive an increasing percentage of cash distributions after certain target distribution levels have been achieved.  The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit.  The Partnership is required to distribute all of its “available cash” from operating surplus, as defined in the K-Sea Partnership Agreement.  The K-Sea Partnership Agreement generally defines “available cash” as all of the Partnership’s cash and cash equivalents on hand at the end of each quarter less reserves established by the general partner for future requirements.  Distributions declared on limited partner units for the three months ended March 31, 2010 and 2009, were $0.00 per unit and $0.77 per unit, respectively.  Distributions declared on limited partner units for the nine months ended March 31, 2010 and 2009, were $0.45 per unit and $2.31 per unit, respectively.

Liquidity

The Partnership has substantial debt obligations, which include certain financial covenants that management monitors on a regular basis. During the quarter ended December 31, 2009, based on management’s projections which indicated the potential for the Partnership to breach its debt covenants in the short term, the Partnership amended its loan agreements to, among other things, amend the financial covenants in order to mitigate the risk of breaching the covenants. See Note 6 “- Financing” for further information on the amendments.

Management continues to update its forecasts frequently.  These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, asset sales, collection of receivables, insurance claim recoveries and working capital needs. The Partnership has incurred significant losses in the nine months ended March 31, 2010, which impacts both its fixed charge coverage and total funded debt to EBITDA ratios.

Based on current expectations regarding the Partnership’s business, management has commenced discussions relating to negotiating amendments to, or obtaining consents under, the Partnership’s revolving credit facility, a term loan and operating lease agreements to avoid a potential breach of financial covenants thereunder.  There can be no assurance that management will be successful.  If management is unsuccessful in taking these actions during the next three months, the Partnership may breach its financial covenants at June 30, 2010, which could result in an event of default.  If an event of default were to occur and the Partnership was unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the termination of lease agreements, which would have an adverse effect on the Partnership’s business, operations, financial condition and liquidity and could raise substantial doubt about the Partnership’s ability to continue as a going concern.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of March 31, 2010, and for the three and nine month periods ended March 31, 2010 and 2009, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Form 10-K”).  The June 30, 2009 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission, or SEC, rules and regulations.

2.                                                  Accounting Policies

Basis of Consolidation

These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge.  The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the Financial Accounting Standards Board (“FASB”).  The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease (bareboat charter agreement).  The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making over the asset for substantially all of its useful life and consequently greater economic interest.  As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying financial statements.  The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge.  The Partnership is not required to provide financial support to the joint venture, other than what is required in the normal course of business pertaining to the bareboat charter agreement.  Creditors of the joint venture have no recourse to the general credit of the Partnership.  The carrying value of the tank barge was $10,907 and $11,263 at March 31, 2010 and June 30, 2009, respectively and is included in vessels and equipment on the consolidated balance sheet.  Borrowings outstanding on this term loan at March 31, 2010 and June 30, 2009 were $1,782 and $2,245, respectively. The current and non-current portions of such borrowings are included in current portion of long-term debt and term loans and capital lease obligation, respectively, on the consolidated balance sheets.

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

On July 1, 2009, the Partnership adopted this new standard.  Accordingly, for periods presented in these consolidated financial statements, the Partnership has reclassified its non-controlling interest liability into partners’ capital in the consolidated balance sheets and has separately presented income attributable to non-controlling interests on the consolidated statements of operations.  The net income attributable to the K-Sea Transportation Partners L.P. unitholders is reported as “Net income (loss) of K- Sea” in the consolidated statements of operations.

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

If there are undistributed earnings they are allocated to the general partner and the limited partners of an entity utilizing the contractual terms of the entity’s partnership agreement.  If distributions are contractually limited to the IDR holder’s share of currently designated available cash for distributions as defined under the entity’s partnership agreement, undistributed earnings in excess of available cash are not to be allocated to the IDR holder.  The K-Sea Partnership Agreement contractually limits its distributions to available cash (as defined in the agreement), and, therefore, undistributed earnings, if any, are not allocated to the IDR holder (general partner).

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

In June 2008, the FASB issued a new accounting standard relating to determining whether instruments granted in share-based payment transactions are considered participating securities under the two-class method of calculating basic and diluted earnings per unit.  On July 1, 2009, the Partnership adopted the provisions of this new accounting standard, which is also required to be applied retrospectively for all periods presented.  This new standard affects entities that accrue or pay cash distributions on share-based payment awards during the awards’ service period when the cash distributions are not required to be returned if the employees forfeit the unvested award.  This new standard requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable cash distributions participate in undistributed earnings with common unitholders and are considered participating securities.  Certain of the Partnership’s share-based awards under its Long-Term Incentive Plan (“LTIP”) include rights to non-forfeitable distribution equivalent rights (“DER”).  Based on the requirements of this new accounting standard, we included such outstanding unvested awards with DER in the calculation of basic weighted average limited partner units outstanding.  Previously, such outstanding unvested awards with DER, if dilutive, were included in the calculation of diluted weighted average limited partner units outstanding.  The adoption of this standard decreased the basic net income per unit previously reported for the three and nine month periods ended March 31, 2009 by $0.01 and $0.00, respectively.

Under these new accounting standards, for the accounting periods included in this report, the allocation of net income between our general partner and limited partners was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net income (loss) of K-Sea	$(11,406)	$3,908	$(20,849)	$11,365

Less distributions paid	—	(13,367)	(8,727)	(40,101)
Undistributed earnings (loss)/distributions in excess of earnings	$(11,406)	$(9,459)	$(29,576)	$(28,736)

Allocation of net income (loss) of K-Sea
Limited partner allocation:
Cash distributions (98.95% and 98.73% equity ownership, as of March 31, 2010 and 2009, respectively)	$—	$12,123	$8,636	$36,368
Allocation of undistributed earnings (loss)/distributions in excess of earnings	(11,286)	(9,339)	(29,266)	(28,371)
Net income (loss) of K-Sea allocated to limited partners	$(11,286)	$2,784	$(20,630)	$7,997

General partner allocation:
Cash distribution (1.05% and 1.27% equity ownership, as of March 31, 2010 and 2009, respectively)	$—	$156	$91	$468
Allocation of undistributed earnings (loss)/distributions in excess of earnings	(120)	(120)	(310)	(365)
Cash distribution IDR	—	1,088	—	3,265
Net income (loss) of K-Sea allocated to general partner	$(120)	$1,124	$(219)	$3,368

The difference between the amounts of net income (loss) of K-Sea allocated to the limited and general partners and the related earnings per unit calculation under the new accounting standard and our previous accounting methodology for the three and nine months ended March 31, 2009 is a reduction of $1,074 and $3,220, respectively, in the amount of net income of K-Sea allocated to the limited partners, a decrease of $0.07 and $0.21 in basic net income per limited partner unit and $0.06 and $0.20 in diluted net income per limited partner unit, respectively.

Business Combinations

In December 2007, the FASB issued a new accounting standard relating to business combinations.  This standard applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, non-controlling interests in the acquiree and goodwill.  Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree.  The standard also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This standard is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.  Because the Partnership did not complete any business acquisitions during the nine months ended March 31, 2010, the adoption of this standard by the Partnership on July 1, 2009 did not have an effect on the accompanying consolidated financial statements.

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

3.                                                  Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$(11,308)	$4,001	$(20,552)	$11,587
Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 7)	63	1,240	306	(15,595)
Foreign currency translation gain (loss)	38	(5)	143	(205)
Total other comprehensive income (loss)	101	1,235	449	(15,800)
Total comprehensive income (loss)	(11,207)	5,236	(20,103)	(4,213)
Less comprehensive income attributable to non-controlling interest	98	93	297	222
Comprehensive income (loss) attributable to K-Sea unitholders	$(11,305)	$5,143	$(20,400)	$(4,435)

4.                                                  Vessels and Equipment and Construction in Progress

	March 31, 2010	June 30, 2009

Vessels	$797,503	$697,359
Pier and office equipment	6,362	6,309
	803,865	703,668
Less accumulated depreciation and amortization	(211,844)	(169,672)
Vessels and equipment, net	$592,021	$533,996

Construction in progress	$25,547	$66,882

Depreciation and amortization of vessels and equipment was $13,853 and $12,686 for the three months ended March 31, 2010 and 2009, respectively.  Depreciation and amortization of vessels and equipment for the three months ended March 31, 2010 includes an impairment charge of $1,703 relating to four vessels with a net book value of $3,669.  The impairment charge was based on estimated sales proceeds for such vessels, which are under contracts for sale expected to close during the fourth quarter of fiscal 2010.  Depreciation and amortization of vessels and equipment was $44,241 and $37,740 for the nine months ended March 31, 2010 and 2009, respectively.  The generally weak economy has resulted in lower demand for oil and refined petroleum products in the United States.  During the last six months of calendar year 2009, a number of major refining companies announced the shut-down of refineries, which reduces demand for petroleum carrying barges and increases the industry’s availability of double-hull vessels, for which customers show a preference over single-hull vessels, thus causing an under utilization of single-hull vessels.  The Partnership, therefore, determined it would retire certain of its single-hull vessels prior to their Oil Pollution Act of 1990 (“OPA 90”) phase out dates. Depreciation and amortization of vessels and equipment for the nine months ended March 31, 2010 includes an impairment charge of $7,556, relating to the retirement of certain of the Partnership’s single hull vessels and the aforementioned four vessels to be sold. The first quarter fiscal 2010 impairment charge of $5,853  on certain single-hull vessels was determined based on cash flow forecasts developed using the Partnership’s own data.

On October 28, 2009, the Partnership took delivery of an 185,000-barrel articulated tug-barge (“ATB”) unit.  The total cost of the unit, after the addition of extra equipment, was $77,550.  In late November 2009, the vessel commenced a seven year contract.

Land and buildings in Norfolk, Virginia, which support our waste water treatment operations, were leased beginning in December 2004 through October 2009.  On October 30, 2009, the Partnership exercised the purchase option in the lease agreement to acquire the land and buildings at a cost of $4,242 (including closing costs).  Loss on acquisition of land and buildings for the nine months ended March 31, 2010 of $1,697, relates to the write down of such land and buildings to fair value based on management’s consideration of comparable land sales and replacement cost data.

On March 6, 2010, the Partnership executed a bareboat charter agreement which satisfied its August 2008 commitment that provides for the use of a 50,000-barrel barge for a period of ten years. Monthly rent payments required under this lease agreement are $170 for the first 60 months, $145 for the next 24 months and $125 for the last 36 months. Such monthly rent payments will be recorded on a straight line basis over the term of the lease. The lease includes an option to purchase the vessel after five years at fair market value, which is defined in the agreement as not to be less than $11,345 and not to exceed $12,500.

As of March 31, 2010, the Partnership had agreements with shipyards for the construction of one 100,000-barrel tank barge and two 30,000-barrel tank barges and the lease of one 50,000-barrel tank barge as follows:

Vessels	Expected Delivery
One 100,000-barrel tank barge	4th Quarter fiscal 2010 (delivered)

Two 30,000-barrel tank barges	1st Quarter fiscal 2011

One 50,000-barrel tank barges	3rd Quarter fiscal 2011

Construction in progress at March 31, 2010 primarily relates to costs incurred for the 100,000-barrel tank barge and the two 30,000-barrel tank barges described above.

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

Goodwill represents the purchase price in excess of the fair value of the net assets of the acquired business at the date of acquisition.  The Partnership tests for impairment at least annually (as of October 31), or more frequently if impairment indicators arise, using a two step process.  The first step identifies potential impairment by comparing the estimated fair value of a reporting unit with its book value including goodwill.  If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary.  If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount.  If the implied fair value of goodwill is less than the carrying amount, a writedown is recorded.

The Partnership operates in a single operating segment.  It has two reporting units consisting of its Atlantic region and Pacific region operations.  All of the Partnership’s goodwill and 100% of its intangible assets relate to the Pacific region reporting unit as of March 31, 2010.  The Partnership determines the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows.  The Partnership believes that the income approach is appropriate due to the long term nature of the Partnership’s time charters, consecutive voyage charters, and contracts of affreightment, which are generally for periods of one year or more and generally contain renewal options.  The Partnership assesses the reasonableness of its approach by consideration of current trading multiples for peer companies.

The Partnership performed its annual goodwill impairment assessment as of October 31, 2009. The Partnership did not identify any triggering events requiring an update of such goodwill impairment assessment as of March 31, 2010.

The carrying amount of goodwill as of both March 31, 2010 and June 30, 2009 was $54,300.  Intangible assets consist of customer relationships and/or contracts and covenants not to compete.  The net carrying amounts of intangible assets as of March 31, 2010 and June 30, 2009 are as follows:

		As of March 31, 2010
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 — 20	$32,415	$(11,846)	$20,569
Covenants Not to Compete	3 — 4	550	(536)	14

Total		$32,965	$(12,382)	$20,583

		As of June 30, 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 — 20	$32,415	$(9,956)	$22,459
Covenants Not to Compete	3 — 4	550	(473)	77

Total		$32,965	$(10,429)	$22,536

Amortization expense for the customer relationships/contracts and the covenants not to compete was $536 and $736 for the three months ended March 31, 2010 and 2009, respectively and was $1,953 and $2,207 for the nine months ended March 31, 2010 and 2009, respectively.

6.                                                  Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	March 31, 2010	June 30, 2009
Term loans and capital lease obligation	$243,483	$242,735
Credit line borrowings	129,622	140,278
Total debt	373,105	383,013
Less current portion of debt	(18,711)	(16,820)
Non-current debt	$354,394	$366,193

Credit Agreements

The Partnership, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (the “Operating Partnership”), maintains a revolving credit agreement with a group of banks (the “Revolving Lenders”), with Key Bank National Association as administrative agent and lead arranger, to provide financing for the Partnership’s operations.  On December 23, 2009, the Operating Partnership entered into an amendment (the “Revolver Amendment”) to its Amended and Restated Loan and Security Agreement (the “Original Revolver Agreement” and as amended, the “Revolving Loan Agreement”).  The Revolver Amendment, among other things, (1) reduced the Revolving Lenders’ commitments from $200,000 to $175,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature of the Revolving Loan Agreement whereby the Partnership could request an increase in the total commitments under the Revolving Loan Agreement by up to $50,000, (3) accelerates the maturity date from August 14, 2014 to July 1, 2012 and (4) requires additional security to be assigned to the security trustee under the Revolving Loan Agreement.

As amended by the Revolver Amendment, the obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of the Operating Partnership and other subsidiaries of the Partnership having an orderly liquidation value equal to at least 1.333 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement.  Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at the option of the Operating Partnership, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the adjusted 30-day London Interbank Offered Rate (“LIBOR”) (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement.  The Operating Partnership also incurs commitment fees, payable quarterly, on the unused amounts under this facility.  The base rate margin ranges from 1.75% to 3.75%, the LIBOR margin ranges from 2.75% to 4.75% and the commitment fee ranges from 0.375% to 0.625%, each based on the ratio of total funded debt to EBITDA.  As of March 31, 2010, borrowings under the Revolving Loan Agreement amounted to $125,950 at the LIBOR rate and $3,000 at the base rate.

As a result of the Revolver Amendment, the minimum fixed charge coverage ratio decreased from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010.  In addition, the Operating Partnership’s ratio of total funded debt to EBITDA may not exceed (a) 5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (b) 4.50 to 1.00 from and after September 30, 2010.  The Partnership utilizes twelve-month trailing EBITDA (EBITDA, as defined in the Revolving Loan Agreement) for the fixed charge coverage and total funded debt to EBITDA calculations.

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

Due to the reduction in the borrowing capacity from the Original Revolver Agreement, the Partnership recorded a charge for the nine months ended March 31, 2010 of $807 relating to the unamortized deferred costs associated with the Original Revolver Agreement.  The Revolver Amendment was subject to an amendment and restructuring fee totaling $1,275 and other transaction costs of $79.  Both the remaining unamortized deferred costs of the Original Revolver Agreement of $732 as of December 23, 2009, as well as the costs incurred relating to the Revolver Amendment, are being amortized over the remaining term of the Revolving Loan Agreement which expires July 1, 2012.  As of March 31, 2010 and June 30, 2009, the Partnership had $128,950 and $139,850, respectively, outstanding on the revolving facility.

The Partnership also had a separate $5,000 revolver with a commercial bank to support its daily cash management.  On January 5, 2010, the Partnership amended and restated this revolver.  The amendment reduced the borrowing capacity to $4,000 (subject to a borrowing base limitation of 75% of orderly liquidation value), conformed the financial covenants to the financial covenants of the Revolving Loan Agreement, and increased the interest rate margin from 1.4% to 4.25%. Advances under this facility bear interest at 30-day LIBOR plus the margin.  The outstanding balances on this revolver at March 31, 2010 and June 30, 2009 were $672 and $428, respectively.

Term Loans

On December 23, 2009, the Operating Partnership entered into an amendment (the “Term Loan Amendment”) to its Secured Term Loan Credit Facility in the amount of $57,600 (the “Term Loan Facility”) dated June 4, 2008.  The Term Loan Amendment amends the financial covenants in the Term Loan Facility to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement.  Creditor fees incurred relating to the Term Loan Amendment were $288 and are being amortized over the remaining term of the agreement.

On December 30, 2009, the Operating Partnership also entered into an amendment (the “Loan Agreement Amendment”) to a Loan Agreement dated as of May 12, 2006, as amended (the “Loan Agreement”).  The Loan Agreement Amendment amended certain financial covenants in the Loan Agreement to conform to the terms in the Revolver Amendment.

The weighted average interest rate on term loans as of March 31, 2010 and June 30, 2009 were 6.3% and 4.8%, respectively.

Other amendments

During December 2009, the Partnership obtained consents to seven operating lease agreements to conform the lease financial covenants to the terms of the Revolving Loan Agreement.  Fees incurred in connection with the consents of $92 were expensed.

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

Restrictive Covenants

The agreements governing the Partnership’s credit agreements, term loans and operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above.  The restrictive covenants, among other things, (a) limit quarterly cash distributions to the Partnership’s unitholders to $0.45 per unit and require that the partnership maintain a minimum liquidity of $17,500 in order to declare any distributions, (b) prohibit distributions under defined events of default, (c) restrict investments and sales of assets, and (d) require the Partnership to adhere to certain financial covenants, including (i) defined ratios of asset coverage of at least 1.333 to 1.00, (ii) fixed charge coverage of at least 1.50 to 1.00 beginning March 31, 2010 and thereafter, (iii) total funded debt to EBITDA of no greater than 5.00 to 1.00 from March 31, 2010 through September 29, 2010 and then 4.50 to 1.00 from September 30, 2010 and thereafter (each ratio as defined in the agreements).  As of March 31, 2010 and June 30, 2009, we were in compliance with all of our debt covenants.

Based on current expectations regarding the business, the Partnership projects that it will breach certain of these covenants at June 30, 2010. As a result, the Partnership has commenced discussions with certain of its lenders to amend, or obtain consents under, the Partnership’s revolving credit facility, a term loan and operating lease agreements to avoid a potential breach of financial covenants thereunder.  There can be no assurance that the Partnership will be successful.  If the Partnership is unsuccessful in taking these actions during the next three months, the Partnership may trigger a breach of its financial covenants at June 30, 2010, which could result in an event of default.  If an event of default were to occur and the Partnership were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the termination of lease agreements, which would have an adverse effect on our business, operations, financial condition and liquidity and could raise substantial doubt about our ability to continue as a going concern.

Common Unit Offerings

On August 12, 2009, the Partnership completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit.  On August 21, 2009, the underwriters exercised a portion of their over-allotment option to purchase additional common units, resulting in the issuance of an additional 344,500 common units at $19.15 per unit.  The net proceeds of $59,167 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35,000 under the Partnership’s credit agreements and were used to make construction progress payments in connection with the Partnership’s vessel new-building program.

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

7.                                                  Derivative Financial Instruments

The Partnership is exposed to certain financial risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are used to manage interest rate risk associated with the Partnership’s floating-rate borrowings.  As of March 31, 2010 the Partnership had seven interest rate swap contracts, three relating to the revolving credit agreement that expire in December 2010 and four relating to term loans that expire during the period from May 2012 to August 2018 concurrently with the hedged term loans. As of March 31, 2010, the total notional amount of the Partnership’s seven receive-variable/pay-fixed interest rate swaps was $242,857.  The seven interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.87% to 9.33%, with a weighted average rate of 7.97%.  Interest rate swaps having a notional amount of $138,007 at March 31, 2010, decrease as principal payments on the respective debt are made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

	Liability Derivatives
	March 31, 2010		June 30, 2009
Derivatives designated as hedging instruments under ASC* 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Accrued expense and other current liabilities	$9,061	Accrued expense and other current liabilities	$8,759

Interest rate contracts	Other liabilities	8,246	Other liabilities	8,858
Total derivatives designated as hedging instruments under ASC 815		$17,307		$17,617

*ASC is the acronym for the Accounting Standard Codification and the number reference refers to the related topic - Derivatives and Hedging

The Effect of Derivative Instruments on the Statement of Operations for the Three and Nine Months Ended
March 31, 2010 and 2009

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)
	For the Three Months Ended
Derivatives in ASC 815 Cash Flow Hedging Relationships	March 31, 2010	March 31, 2009

Interest rate contracts	$64	$1,258

Total	$64	$1,258

	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income(Effective Portion)
	For the Three Months Ended
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	March 31, 2010	March 31, 2009

Interest expense	$(2,697)	$(1,987)

Total	$(2,697)	$(1,987)

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)
	For the Nine Months Ended
Derivatives in ASC 815 Cash Flow Hedging Relationships	March 31, 2010	March 31, 2009

Interest rate contracts	$310	$(15,789)

Total	$310	$(15,789)

	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income(Effective Portion)
	For the Nine Months Ended
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	March 31, 2010	March 31, 2009

Interest expense	$(7,349)	$(4,004)

Total	$(7,349)	$(4,004)

*-OCI is defined as other comprehensive income in accordance with ASC 220

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income.  The estimated amount of the existing losses at March 31, 2010 that are expected to be reclassified into earnings within the next 12 months is $9,061.

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

Long-term debt

As of March 31, 2010, the fair value of all long-term debt was approximately $388,618, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities.  Long term debt with a carrying amount of $68,864 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to the Partnership for debt of the same remaining maturities. Long term debt with swap agreements are effectively recorded on the balance sheet at their respective fair values since the fair values of the related swap agreements of $17,307 are included in the consolidated balance sheet as described above in Note 7.  Long term debt with a carrying amount of $304,241 has fixed rates of interest.

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

The levels of the fair value hierarchy established by the Codification are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2010.  This amount includes fair value adjustments relating to the Partnership’s own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$17,307	$—

The Partnership’s interest rate swap contracts are not traded in any market.  The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010:

Description	For the nine months ended March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Long lived assets held and used	$8,182			$8,182	$7,550
Long lived assets held for sale	$1,966			$1,966	$1,703

Long lived assets held and used for which a charge was recorded in the nine months ended March 31, 2010 relate to the following:  (1) a $1,697 loss on the acquisition of land and buildings for the nine month period ended March 31, 2010 relating to the purchase of land and building on October 30, 2009 at a cost of $4,242 based upon a purchase option in the Partnership’s lease agreement.  The land and building, which were acquired to continue the Partnership’s waste water treatment operations in Norfolk, Virginia, have been written down to fair value based on management’s consideration of comparable land sales and replacement cost data, and (2) vessels and equipment with a carrying amount of $11,140, were written down to their fair value of $5,637, resulting in an impairment charge of $5,853, which was included in depreciation and amortization expense  for the nine months ended March 31, 2010.  The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership’s own data.

Vessels and equipment held for sale with a carrying amount of $3,669 were written down to their estimated recoverable value of $1,966 resulting in an impairment charge of $1,703 which was included in depreciation and amortization expense for the three and nine months ended March 31, 2010.

9.                                                  Income Taxes

The Partnership’s provision for income taxes is based on its estimated annual effective tax rate.  For the three months ended March 31, 2010 the Partnership’s effective tax rate was a negative 2.4%.  For the nine months ended March 31, 2010 the Partnership’s effective tax rate was 0.1%.  The Partnership’s effective tax rate was 1.4% and 2.6% for the three and nine months ended March 31, 2009.  The decrease in the Partnership’s effective tax rate for the three and nine months ended March 31, 2010 was a result of pre-tax book losses at our operating partnership’s corporate subsidiaries. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

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

The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges.  In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement.  In fiscal year 2009, the Partnership provided a reserve of $500 relating to a $1,000 deposit under the contract.  The Partnership and the shipyard negotiated a settlement and release agreement relating to the contract whereby the shipyard will hold the $1,000 previously paid by the Partnership pursuant to the contract and apply such $1,000 in accordance with the terms and conditions of a new contract executed on October 29, 2009, for the construction of two 30,000-barrel barges at an estimated aggregate cost of $6,000 for delivery in the first quarter of fiscal year 2011.  The $1,000 construction contract deposit will be applied against the cost of the second vessel to be delivered.  Therefore, $500 relating to the reserve has been reversed in the nine months ended March 31, 2010.

The Partnership has an agreement for the lease of a 50,000-barrel tank barge with an expected delivery date in the third quarter of fiscal year 2011.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions and other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of the Partnership’s assets, and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows.  The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder.  Insurance claims receivable outstanding totaled $10,059 and $7,459 at March 31, 2010 and June 30, 2009, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.  Insurance claims payable at March 31, 2010 and June 30, 2009 totaled $11,415 and $7,206, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

In December 2008, the Partnership received an additional call from its mutual insurance carrier.  The call was primarily retrospective for policy years covering February 2006 through February 2009.  The decision to make the call was based primarily on falling investment returns and projected underwriting losses.  Although such additional calls are uncommon, the Partnership’s insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements.  The additional calls, which were based upon the information available in mid-November 2008, totaled $3,377, of which $ 2,470 was recorded as additional insurance expense for the year ended June 30, 2009 relating to the first and second policy years and 50% of the call for the third policy year. The calls for the first and second policy years and 50% of the call for the third policy year were paid in February 2009, September 2009, and February 2010, respectively.  The remaining 50% of the call for the last policy year is scheduled for payment in August 2010.  The Partnership’s insurance carrier has scheduled these payments over this time period to reassess at various points whether the calls are necessary.  Such estimates may be subject to change in the future, and additional liabilities may be recorded if market conditions or underwriting results should deteriorate.

11.                                           Major Customers

Two customers accounted for 16% and 13% of consolidated revenues for the three months ended March 31, 2010 and two customers accounted for 18% and 11% of consolidated revenues for the nine months ended March 31, 2010.  Two customers accounted for 22% and 12% of consolidated revenues for the three months ended March 31, 2009 and two customers accounted for 20% and 11% of consolidated revenues for the nine months ended March 31, 2009.  One customer accounted for 11% of consolidated accounts receivable at March 31, 2010.  Two customers accounted for 18% and 13% of consolidated accounts receivable at June 30, 2009.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States.  As of March 31, 2010, we operated a fleet of 63 tank barges and 67 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.0 million barrels of capacity as of March 31, 2010, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of March 31, 2010, approximately 92% of our barrel-carrying capacity was double-hulled.  As of March 31, 2010, all of our tank vessels except two operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Outlook

Reductions in U.S. refinery utilization over the last six months, which have hit a near-bottom at the end of January at 77.7%, have adversely affected the demand for our tank vessels and charter rates as reflected by the reduced renewals of existing term charters and lower spot market rates.  As is typical of our business, during the first nine months of fiscal 2010 long-term charters on 26% of our fleet’s capacity expired, and an additional 6% are due for renewal or extension in our fourth fiscal quarter of 2010.  Despite ongoing negotiations with our customers, with the exception of four term charters that were renewed (8% of our fleet’s capacity), we were unable to obtain additional long-term charters, resulting in such vessels moving to the spot market.  The increased availability of vessels in the spot market, combined with the announcements of refinery shutdowns, has made it apparent that the reduced revenues experienced in the first nine months of fiscal 2010 may continue in the near term.  A continuing or further economic downturn could negatively affect the terms or likelihood of charter renewals, ultimately resulting in the vessels operating in the spot market.  The extent of such weakened demand and how long it may last is unknown.  If we are unable to obtain additional long-term charters at acceptable rates, or if more of our vessels operate in the spot market, our revenues and profitability may be reduced or subject to greater variability.

It should be noted that we commenced operations of a new build vessel in each of November 2009 and in April 2010.  These two newbuild vessels are already chartered under seven year contracts.  We have also noticed an uptick in U.S. refinery utilization in the month of April, averaging approximately 87% and peaking at 89.6%, potentially due to the anticipation of higher demand during the upcoming summer driving season and the changeover in fuel formulations for such season.  Additionally, we have reached agreements to sell nine vessels for gross proceeds of $5.3 million and are in various stages of negotiations on several additional asset sales.  We will continue to reduce costs, streamline operations, rationalize assets, and use available capacity to enter adjacent markets.

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

As a result of the revolver amendment, the minimum fixed charge coverage ratio decreased from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010.  In addition, our ratio of total funded debt to EBITDA may not exceed (a) 5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (b) 4.50 to 1.00 from and after September 30, 2010.  For more information, please read “Credit Agreements.”

Long Lived Asset Impairment Charge

The expiration of long-term contracts has resulted in increased double-hull availability within the industry.  In addition, the customer preference for double-hull vessels has intensified in recent months, resulting in the commercial obsolescence of single-hull equipment.  As a result, it is becoming increasingly difficult to employ single-hull vessels at margins sufficient to operate them profitably.  Therefore, although we are permitted to continue to operate our single-hull tank vessels until January 1, 2015, we have phased out certain of our single-hull vessels and have entered into agreements to sell certain of the vessels.  Accordingly, for the nine months ended March 31, 2010 we recorded an impairment charge of $7.6 million relating to certain single-hull vessels and a tugboat, including an impairment charge of $1.7 million recorded in the three months ended March 31, 2010 resulting from the anticipated sale of certain of assets in our fiscal 2010 fourth quarter.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Voyage revenue	$56,177	$74,628	$187,061	$242,302
Other revenue	3,406	3,810	11,710	15,889
Total revenues	59,583	78,438	198,771	258,191
Voyage expenses	11,872	13,393	33,584	56,371
Vessel operating expenses	31,917	35,271	102,364	110,607
General and administrative expenses	6,702	7,481	20,223	22,845
Depreciation and amortization	14,389	13,420	46,194	39,946
Loss on acquisition of land and building	—	—	1,697	—
Net (gain) loss on disposal of vessels	—	(53)	(36)	250
Operating (loss) income	(5,297)	8,926	(5,255)	28,172

Interest expense, net	6,283	4,879	15,800	16,293
Other expense (income), net	2	(9)	(527)	(20)
Income (loss) before income taxes	(11,582)	4,056	(20,528)	11,899

(Benefit of) provision for income taxes	(274)	55	24	312
Net income (loss)	(11,308)	4,001	(20,552)	11,587

Less net income attributable to non-controlling interest	98	93	297	222
Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders	$(11,406)	$3,908	$(20,849)	$11,365

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,600	4,042	11,399	12,352
Days worked	2,542	3,449	9,172	10,932
Scheduled drydocking days	278	128	371	268
Net utilization	71%	85%	80%	89%
Average daily rate	$13,440	$13,865	$13,033	$13,335
Total coastwise net voyage revenue (a)	$34,165	$47,819	$119,541	$145,774
Local
Total tank vessel days	1,906	2,070	6,077	6,502
Days worked	1,393	1,663	4,655	5,299
Scheduled drydocking days	42	65	102	196
Net utilization	73%	80%	77%	81%
Average daily rate	$7,280	$8,067	$7,290	$7,578
Total local net voyage revenue (a)	$10,140	$13,416	$33,936	$40,157

Tank vessel fleet
Total tank vessel days	5,506	6,112	17,476	18,854
Days worked	3,935	5,112	13,827	16,231
Scheduled drydocking days	320	193	473	464
Net utilization	71%	84%	79%	86%
Average daily rate	$11,259	$11,979	$11,100	$11,455
Total fleet net voyage revenue (a)	$44,305	$61,235	$153,477	$185,931

(a)                                 Net voyage revenue is equal to voyage revenue less voyage expenses. The amount of voyage expenses we incur for a particular contract depends on the form of the contract. Therefore in comparing revenues between reporting periods we use net voyage revenue to improve the comparability of reported revenues that are generated by different forms of contracts. Net voyage revenue is a non GAAP measure and is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Voyage Revenue and Voyage Expenses

Voyage revenue was $56.2 million for the three months ended March 31, 2010, a decrease of $18.4 million, or 24.7%, as compared to voyage revenue of $74.6 million for the three months ended March 31, 2009.  Voyage expenses were $11.9 million for the three months ended March 31, 2010, a decrease of $1.5 million, or 11.2%, as compared to voyage expenses of $13.4 million for the three months ended March 31, 2009.  The decrease in voyage expenses primarily relates to lower utilization for the fleet offset by an increase in the price of fuel for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Net voyage revenue

Net voyage revenue was $44.3 million for the three months ended March 31, 2010, a decrease of $16.9 million, or 27.6%, as compared to net voyage revenue of $61.2 million for the three months ended March 31, 2009.

In our coastwise trade, net voyage revenue was $34.2 million for the three months ended March 31, 2010, a decrease of $13.6 million, or 28.5%, as compared to $47.8 million for the three months ended March 31, 2009.  Net utilization in our coastwise trade was 71% and 85% for the three months ended March 31, 2010 and 2009, respectively.  Net voyage revenue in our coastwise trade decreased by $13.6 million for the three months ended March 31, 2010 primarily relating to (1) a decrease of $9.7 million relating to fourteen barges which worked in the spot market in the three months ended March 31, 2010 as compared to being on time charters for the three months ended March 31, 2009, (2) a decrease of $4.5 million due to eight single-hull barges, of which one was sold as of June 30, 2009, six were retired and one was returned to the lessor from a long-term lease in January 2009, (3) a decrease of $2.8 million relating to four barges which were in the shipyard for an extended period during the three months ended March 31, 2010, (4) a decrease of $0.5 million relating to two barges which had lower utilization during the three months ended March 31, 2010 due to weak demand in the spot market, partially offset by (5) an increase of $3.5 million due to an increase in the number of working days for our barges the DBL 76, which began its time charter contract in February 2009, the DBL 79, which began operations in January 2009, the DBL 185, which began operations in November 2009, and the DBL 54, which began operations in March 2010, and (6) an increase of $0.7 million relating to one barge which was on time charter for the three months ended March 31, 2010 as compared to working in the spot market for the three months ended March 31, 2009 and one barge which was in the shipyard for an extended period during the three months ended March 31, 2009.  Coastwise average daily rates decreased 3.1% to $13,440 for the three months ended March 31, 2010 from $13,865 for the three months ended March 31, 2009.  The decrease in average daily rates for our coastwise trade is due to lower rates in the spot market.

Net voyage revenue in our local trade for the three months ended March 31, 2010 decreased by $3.3 million, or 24.6%, to $10.1 million from $13.4 million for the three months ended March 31, 2009.  Local net voyage revenue decreased $3.3 million for the three months ended March 31, 2010 due to (1) a decrease of $1.4 million relating to the retirement of four single-hull vessels, (2) a decrease of $0.8 million for three barges which worked in the spot market in the three months ended March 31, 2010 as compared to being on time charter for the three months ended March 31, 2009, (3) a decrease $0.7 relating to lower spot market rates for two vessels due to weak demand in the spot market, (4) a decrease of $0.6 million for two barges which were in the shipyard for an extended period during the three months ended March 31, 2010,  partially offset by (5) an increase of $0.2 million due to a vessel which was placed in service during the fourth quarter of fiscal 2009.  Net utilization in our local trade was 73% for the three months ended March 31, 2010, compared to 80% for the three months ended March 31, 2009.  Average daily rates in our local trade decreased to $7,280 for the three months ended March 31, 2010 from $8,067 for the three months ended March 31, 2009.  The decreases resulted from weak spot market rates.

Other Revenue

Other revenue was $3.4 million for the three months ended March 31, 2010 as compared to $3.8 million for the three months ended March 31, 2009.  The decrease of $0.4 million was mainly attributable to the expiration of time charters relating to tugboats acquired in fiscal year 2008.

Vessel Operating Expenses

Vessel operating expenses were $31.9 million for the three months ended March 31, 2010 as compared to $35.3 million for the three months ended March 31, 2009, a decrease of $3.4 million.  Vessel labor and related costs for the three months ended March 31, 2010 decreased by $2.5 million primarily due to a decrease in crew headcount resulting from lower vessel utilization, which was partially offset by an increase in  medical insurance costs of $0.6 million.  Other vessel operating costs decreased by $1.5 million for the three months ended March 31, 2010 primarily due to an aggregate decrease of $3.1 million including:  (1) a decrease of $1.6 million in repairs, maintenance, damages and vessel supplies resulting in part from the lower utilization of the vessels, (2) a decrease in bad debt expense of $0.7 million relating to an arbitration settlement recognized in the three months ended March 31, 2009, (3) a decrease of $0.6 million in insurance expense primarily due to vessels with reduced utilization (4) a decrease of $0.1 million relating to fuel and other costs and (5) a decrease of $0.1 million in outside towing fees.  These decreases were partially offset by $1.6 million of aggregate increases in vessel operating costs attributable to (1) an increase of $1.1 million in outside charter fees due to the sale of five tank barges under sale leaseback agreements in June 2009, (2) an increase in mooring costs of $0.3 million primarily relating to vessels taken out of service and (3) an increase of $0.2 million relating to an increase in operating costs for our waste water treatment facility.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended March 31, 2010, a decrease of $0.8 million, or 10.7%, as compared to general and administrative expenses of $7.5 million for the three months ended March 31, 2009.  The $0.8 million decrease includes a $0.6 million decrease in labor and related costs due to a reduction in the office headcount and a $0.2 million decrease in stock compensation costs due to the absence of new grants during fiscal year 2010.

Depreciation and Amortization

Depreciation and amortization was $14.4 million for the three months ended March 31, 2010, an increase of $1.0 million, or 7.5%, as compared to $13.4 million for the three months ended March 31, 2009.  The increase is primarily due to an impairment recorded during the three months ended March 31, 2010 for three single hull vessels and one tugboat in the amount of $1.7 million relating to anticipated sales in the June 2010 quarter; partially offset by decreased depreciation relating to the sale leaseback of five vessels during June 2009.

Interest Expense, Net

Net interest expense was $6.3 million for the three months ended March 31, 2010 compared to $4.9 million for the three months ended March 31, 2009, an increase of $1.4 million.  Net interest expense increased for the three months ended March 31, 2010 primarily due to an increase in margins from the amendment of our revolving credit agreement and a term loan which became effective in December 2009; partially offset by lower variable interest rates.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate.  For the three months ended March 31, 2010, our effective tax rate was negative 2.4% .  Our effective tax rate was 1.4% for the three months ended March 31, 2009.  Our effective tax rate was lower in the three-month period ending March 31, 2010 primarily due to the pre-tax book loss  at our corporate subsidiaries.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $11.3 million for the three months ended March 31, 2010, a decrease of $15.3 million compared to net income of $4.0 million for the three months ended March 31, 2009.  This decrease resulted primarily from a $14.2 million decrease in operating income and an increase in interest expense of $1.4 million; partially offset by a $0.3 million decrease in the provision for income taxes.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Voyage Revenue and Voyage Expenses

Voyage revenue was $187.1 million for the nine months ended March 31, 2010, a decrease of $55.2 million, or 22.8%, as compared to voyage revenue of $242.3 million for the nine months ended March 31, 2009.  Voyage expenses were $33.6 million for the nine months ended March 31, 2010, a decrease of $22.8 million, or 40.4%, as compared to voyage expenses of $56.4 million for the nine months ended March 31, 2009.  The decrease in voyage expenses primarily relates lower utilization for the fleet offset by an increase in the price of fuel for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.

Net voyage revenue

Net voyage revenue was $153.5 million for the nine months ended March 31, 2010, a decrease of $32.4 million, or 17.4%, as compared to net voyage revenue of $185.9 million for the nine months ended March 31, 2009.

In our coastwise trade, net voyage revenue was $119.5 million for the nine months ended March 31, 2010, a decrease of $26.3 million, or 18.0%, as compared to $145.8 million for the nine months ended March 31, 2009.  Net utilization in our coastwise trade was 80% and 89% for the nine months ended March 31, 2010 and 2009, respectively.  Net voyage revenue in our coastwise trade decreased by $26.3 million for the nine months ended March 31, 2010 primarily relating to (1) a decrease of $16.1 million relating to thirteen barges which worked in the spot market in the nine months ended March 31, 2010 as compared to being on time charters for the nine months ended March 31, 2009, (2)  a decrease of $9.1 million relating to five barges which moved from transporting petroleum products during the nine months ended March 31, 2009 to performing storage activities for the processing of oily water at our waste water treatment facility during the nine months ended March 31, 2010, (3) a decrease of $8.4 million relating to six single-hull barges, of which two were sold as of June 30, 2009, three were retired and one was returned to the lessor from a long-term lease in January 2009, (4) a decrease of $2.9 million relating to three barges which had lower utilization during the nine months ended March 31, 2010 due to weak demand in the spot market, (5) a decrease of $2.6 million relating to three vessels which were in the shipyard for an extended period during the nine months ended March 31, 2010, partially offset by  (6) an increase of $10.1 million due to an increase in the number of working days for our barges the DBL 76, which began operations in November 2008, the DBL 79, which began operations in January 2009, the DBL 185, which began operations in November 2009, and the DBL 54, which began operations in March 2010, and (7) an increase of $3.0 million relating to three barges which were in the shipyard for extended periods during the nine months ended March 31, 2009 and two barges which had higher rates and utilization during the nine months ended March 31, 2010 primarily due to contractual rate increases and some service interruption experienced during the three month period ended December 31, 2008.  Coastwise average daily rates decreased 2.3% to $13,033 for the nine months ended March 31, 2010 from $13,335 for the nine months ended March 31, 2009 mainly as a result of lower rates relating to storage contracts serviced by vessels supporting our waste water treatment facility.

Net voyage revenue in our local trade for the nine months ended March 31, 2010 decreased by $6.3 million, or 15.7%, to $33.9 million from $40.2 million for the nine months ended March 31, 2009.  Local net voyage revenue decreased $6.3 million for the nine months ended March 31, 2010 primarily due to (1) a decrease of $2.8 million relating to the retirement of two single-hull vessels during fiscal year 2009, (2) a decrease of $2.5 million relating to five single hull barges which were retired in the nine months ended March 31, 2010, (3) a decrease of $1.5 million relating to three barges which worked in the spot market in the nine months ended March 31, 2010 as compared to being on a time charter for the nine months ended March 31, 2009, (4) a decrease of $0.7 million relating to three vessels which were in the shipyard for an extended period during the nine months ended March 31, 2010, offset by (5) an increase of $0.8 million due to a vessel which was placed in service during the fourth quarter of fiscal 2009 and (6) an increase of $0.3 million due to two barges which had increased utilization and rates for the nine months ended March 31, 2010.  Net utilization in our local trade was 77% for the nine months ended March 31, 2010, compared to 81% for the nine months ended March 31, 2009.  Average daily rates in our local trade decreased to $7,290 for the nine months ended March 31, 2010 from $7,578 for the nine months ended March 31, 2009.  The decreases resulted from weak spot market rates.

Other Revenue

Other revenue was $11.7 million for the nine months ended March 31, 2010 as compared to $15.9 million for the nine months ended March 31, 2009.  The decrease of $4.2 million was mainly attributable to the expiration of time charters relating to tugboats acquired in fiscal year 2008 and a gain relating to a customer contract cancellation settlement which occurred during fiscal year 2009.

Vessel Operating Expenses

Vessel operating expenses were $102.4 million for the nine months ended March 31, 2010 as compared to $110.6 million for the nine months ended March 31, 2009, a decrease of $8.2 million.  Vessel labor and related costs for the nine months ended March 31, 2010 decreased $6.7 million, primarily due to a decrease in crew headcount resulting from lower utilization which was partially offset by an increase in medical insurance costs of $1.8 million.  Other vessel operating costs decreased approximately $8.9 million for the nine months ended March 31, 2010, including:  (1) a decrease of $3.5 million in repairs, maintenance, damages and vessel supplies, (2) a decrease of $1.3 million relating to fuel and other costs due to expired towing contracts and a decrease in the overall price of fuel, (3) a decrease of $1.1 million in outside towing expenses as a result of additional tug availability during the nine months ended March 31, 2010 due to the retirement of certain single-hull vessels, (4) a decrease of $0.5 million in bad debt expense and (5) a decrease of $2.5 million in insurance expense primarily due to the supplemental insurance call which occurred during the nine months ended March 31, 2009.  These decreases were partially offset by $5.6 million of aggregate increases attributable to (1) an increase of $4.2 million in outside charter fees due to the sale of eight tank barges under sale leaseback agreements in fiscal year 2009, (2) an increase of $0.7 million relating to an increase in operating costs for our waste water treatment facility, and (3) an increase in moorage costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses were $20.2 million for the nine months ended March 31, 2010, a decrease of $2.6 million, or 11.4%, as compared to general and administrative expenses of $22.8 million for the nine months ended March 31, 2009.  The $2.6 million decrease includes a $1.7 million decrease in labor and related costs due to a reduction in head count offset by an increase in medical expense of $0.2 million, a $0.3 million decrease in stock compensation costs due to the absence of new grants during fiscal year 2010, a $0.2 million decrease in travel expenses resulting from a decrease in headcount and an additional $0.6 million in general cost reduction activities.

Depreciation and Amortization

Depreciation and amortization was $46.2 million for the nine months ended March 31, 2010, an increase of $6.3 million, or 15.8%, as compared to $39.9 million for the nine months ended March 31, 2009.  The increase is primarily due to $7.6 million asset impairment charges as described in “—Long lived Asset Impairment Charge” above; relating to certain single-hull and other vessels recorded for the nine months ended March 31, 2010; partially offset by decreased depreciation relating to the sale leaseback of eight vessels during fiscal 2009.

Loss on Acquisition of Land and Building

Loss on acquisition of land and building was $1.7 million for the nine months ended March 31, 2010.  The loss was a result of the October 2009 exercise of a purchase option in a lease agreement which was executed in December 2004.  The price of the facility was approximately $1.7 million in excess of its fair value resulting in the loss.  Fair value was determined based on our consideration of comparable land sales and replacement cost data.  The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business.

Interest Expense, Net

Net interest expense was $15.8 million for the nine months ended March 31, 2010 compared to $16.3 million for the nine months ended March 31, 2009, a decrease of $0.5 million.  Net interest expense decreased for the nine months ended March 31, 2010 due to lower average debt balances and lower variable interest rates for the nine months ended March 31, 2010, partially offset by higher margins on certain debt agreements and a $0.8 million write-off of deferred financing fees, both resulting from  amending our revolving credit agreement and a term loan agreement.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate.  For the nine months ended March 31, 2010, our effective tax rate was 0.1%.  Our effective tax rate was 2.6% for the nine months ended March 31, 2009.  The decrease in our effective tax rate for the nine months ended March 31, 2010 was primarily due to the pre-tax book loss at our corporate subsidiaries.  Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $20.6 million for the nine months ended March 31, 2010, a decrease of $32.2 million compared to net income of $11.3 million for the nine months ended March 31, 2009.  This decrease resulted primarily from a $33.5 million decrease in operating income (including an asset impairment charge of $7.6 million); partially offset by a $0.5 million decrease in interest expense, a $0.3 million decrease in provision for income taxes  and a $0.5 million increase in other income.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $19.6 million for the nine months ended March 31, 2010, a decrease of $26.1 million, compared to $45.7 million for the nine months ended March 31, 2009.  The decrease in net cash provided by operating activities of $26.1 million resulted from a $24.9 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization) and a $3.0 million negative impact from changes in assets and liabilities; which were partially offset by a $1.8 million decrease in drydocking payments.  During the nine months ended March 31, 2010, our working capital decreased, thereby increasing cash flow, primarily due to an increase in accounts payable as a result of the timing of payments and a decrease in accounts receivable as a result of the decrease in revenue for the quarter ended March 31, 2010 as compared to the quarter ended June 30, 2009, partially offset by a decrease in deferred revenue due to fewer time charter contracts, which are billed in advance, in place as of March 31, 2010.  During the nine months ended March 31, 2009 our working capital decreased, thereby increasing cash flows, primarily due to a decrease in accounts receivable as a result of improved collections and a decrease in prepaid expenses and other current assets mainly due to the lower cost of the fuel inventory used to power our tugboats. This was offset by a decrease in accounts payable as a result of the timing of payments.

Investing Cash Flows

Net cash used in investing activities totaled $43.1 million for the nine months ended March 31, 2010, compared to $52.0 million used during the nine months ended March 31, 2009.  Tank vessel construction for the nine months ended March 31, 2010 aggregated $37.5 million and included progress payments on the construction of one 185,000-barrel articulated tug-barge unit and one 100,000-barrel tank barge.  Capital expenditures of $3.1 million for the nine months ended March 31, 2010 consisted primarily of coupling tugboats to our newbuild tank barges.  Approximately $4.2 million for the nine months ended March 31, 2010 pertained to the purchase of land and a building associated with our waste water treatment operations in Norfolk, Virginia.  Collections on notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $1.6 million for the nine months ended March 31, 2010.  Tank vessel construction for the nine months ended March 31, 2009 aggregated $60.2 million and included progress payments on the construction of one 185,000 articulated tug-barge unit, one 100,000-barrel tank barge and two 80,000-barrel tank barges.  Capital expenditures of $8.1 million for the nine months ended March 31, 2009 primarily consisted of coupling tugboats to our newbuild tank barges and rebuilding the hull of one of our tugboats.  Cash proceeds on the sale of vessels in the nine months ended March 31, 2009 was $16.2 million, of which $15.5 million related to the sale leaseback agreements. Excluded from proceeds on sale of vessels is $1.5 million related to a note issued by the purchaser of a single-hull barge which is being paid in monthly installments with the final payment made in April 2010.

Financing Cash Flows

Net cash provided by financing activities was $21.8 million for the nine months ended March 31, 2010 compared to $4.8 million of net cash provided by financing activities for the nine months ended March 31, 2009.  The primary financing activities for the nine months ended March 31, 2010 were $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 new common units in August 2009, $11.6 million in proceeds from the issuance of long-term debt, the repayment of $10.7 million of credit agreement borrowings net with a portion of the equity offering proceeds and the repayment of $12.3 million of term loan borrowings.  We also made $21.0 million in distributions to partners as described under “—Payment of Distributions” below, and were required to deposit $3.1 million as additional collateral under a term loan agreement.  The primary financing activities for the nine month period ended March 31, 2009 were $51.6 million in gross proceeds ($49.8 million net proceeds after payment of underwriting discounts and commissions and other transactions costs) from the issuance of 2,000,000 new common units in August 2008, $37.2 million in proceeds from the issuance of long-term debt, and the repayment of $37.7 million of credit agreement borrowings with a portion of the equity offering proceeds partially offset by additional net borrowings of $11.0 million.  We also made $38.4 million in distributions to partners.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to unitholders of record on August 10, 2009.  The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended September 30, 2009, which was paid on November 16, 2009 to unitholders of record on November 9, 2009.  There were no distributions declared in respect of the quarters ended December 31, 2009 and March 31, 2010.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At March 31, 2010, approximately 92% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015, although we may choose to retire these vessels prior to their OPA 90 phase-out date.  Please read “Significant Events—Long Lived Assets Impairment Charge” above.

Ongoing Capital Expenditures

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.  We estimate that, over the next five years, we will spend an average of approximately $22.2 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $20.8 million in fiscal 2010. In addition, we anticipate that we will spend $1.0 million annually for other general maintenance capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

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

	Nine months ended March 31,
	2010	2009
Maintenance capital expenditures	$16,832	$17,659
Expansion capital expenditures (including acquisitions)	5,928	7,711
Total capital expenditures	$22,760	$25,370
Construction of tank vessels	$37,513	$60,161

During fiscal 2010, we took delivery of a 185,000-barrel ATB, the DBL 185, in November 2009.  During fiscal 2009, we took delivery of two 80,000-barrel tank barges, the DBL 79 and the DBL 76, in December 2008 and November 2008, respectively.

In total, as of March 31, 2010, we have agreements with shipyards for the construction of one 100,000-barrel tank barge and two 30,000-barrel tank barges and the lease of one 50,000-barrel tank barges as follows:

Vessels	Expected Delivery

One 100,000-barrel tank barge	4th Quarter fiscal 2010 (Delivered)

Two 30,000-barrel tank barges	1st Quarter fiscal 2011

One 50,000-barrel tank barge	3rd Quarter fiscal 2011

The above 100,000-barrel tank barge and the 30,000-barrel tank barges are expected to cost, in the aggregate and after the addition of certain special equipment, approximately $30.3 million, of which $25.1 million has been spent as of March 31, 2010.  We expect to spend approximately $0.2 million during the fourth quarter of fiscal 2010 and $5.0 during the first quarter of fiscal 2011 on these contracts.  We have a seven year term charter agreement for the 100,000-barrel tank barge that commenced after  barge delivery in April 2010.

On March 6, 2010, the Partnership executed a bareboat charter agreement, which satisfies its August 2008 commitment, that provides for the use of a 50,000-barrel barge for a period of ten years. Monthly rent payments required under this lease agreement are $0.2 million  for the first 60 months and $0.1 million for the next 60 months. Such monthly rent payments will be recorded on a straight line basis over the term of the lease. The lease includes an option to purchase the vessel after five years at fair market value which is defined in the agreement as not to be less than $11.3 million and not to exceed $12.5 million.

Liquidity Needs

Our primary short-term liquidity needs are to fund general working capital requirements, distributions to unitholders (if any), drydocking expenditures and debt service on our outstanding debt, while our long-term liquidity needs are primarily associated with expansion and other capital expenditures.  Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity.  Our primary sources of funds for our short-term liquidity needs are cash flows from operations and borrowings under our credit facility and other loan agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

Historically, we have used our revolving credit agreement to finance newbuild construction projects with the financing converted to a term loan shortly after vessel delivery.  Additionally, we have issued common units to fund major acquisitions and new-build construction projects and to pay down debt.

Our cash outflows for the next twelve months are expected to include principal repayments on the current portion of our long term debt of $18.7 million, operating lease obligations relating to sale leaseback agreements, vessels, offices and equipment of $10.4 million and progress payments on our construction in progress of approximately $5.2 million.  We had approximately $35.6 million available under our credit line facilities at March 31, 2010.

Revenues for the nine months ended March 31, 2010, and thus our liquidity, have been negatively impacted by the non-renewal of certain long-term charter contracts and the increased availability of vessels in the spot market.  Announcements of refinery shutdowns during the last six months of calendar year 2009 indicated an absence of any meaningful recovery in the demand for domestic refined petroleum products during early calendar year 2010.  A continuing or worsening economic downturn could negatively affect our revenues and liquidity by further reducing the demand for our tank vessels.  In response to these uncertainties, management has implemented strategic actions to reduce costs and improve liquidity.  These actions include reducing wage and benefit costs through headcount reductions, laying up vessels that are not operating at positive cash flows, selling assets, eliminating distributions for the near term and other administrative actions.  We also obtained amendments or consents under various credit facilities, term loans and operating lease agreements.  For more information, please read “—Credit Agreements” and “—Restrictive Covenants.”

Credit Agreements

We maintain a revolving credit agreement with a group of banks (the “Revolving Lenders”), with Key Bank National Association as administrative agent and lead arranger, to provide financing for our operations.  On December 23, 2009, we entered into an amendment (the “Revolver Amendment”) to our Amended and Restated Loan and Security Agreement (the “Original Revolver Agreement” and as amended, the “Revolving Loan Agreement”).  The Revolver Amendment, among other things, (1) reduced the Revolving Lenders’ commitments from $200 million to $175 million (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature of the Revolving Loan Agreement whereby we could request an increase in the total commitments under the Revolving Loan Agreement by up to $50 million, (3) accelerated the maturity date from August 14, 2014 to July 1, 2012 and (4) required additional security to be assigned to the security trustee under the Revolving Loan Agreement.

The obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of ours having an orderly liquidation value equal to at least 1.333 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement.  Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at our option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the adjusted 30-day London Interbank Offered Rate (“LIBOR”) (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement.  We also incur commitment fees, payable quarterly, on the unused amounts under this facility.  As of March 31, 2010, borrowings under the Revolving Loan Agreement amounted to $126.0 million at the LIBOR rate and $3.0 million at the base rate.  The following table summarizes the applicable margins under the Revolving Loan Agreement, as amended:

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

As a result of the Revolver Amendment, the minimum fixed charge coverage ratio decreased from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010.  In addition, our ratio of total funded debt to EBITDA may not exceed (a)  5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (b) 4.50 to 1.00 from and after September 30, 2010.  We utilize twelve-month trailing EBITDA (EBITDA, as defined in the Revolving Loan Agreement) for the fixed charge coverage and total funded debt to EBITDA calculations.

The Revolver Amendment also limits quarterly cash distributions to our unitholders to $0.45 per unit and requires that we maintain a minimum liquidity of $17.5 million in order to declare any distributions.  The Revolver Amendment defines liquidity as the sum of (a) unrestricted cash determined on a consolidated basis plus (b) (i) the lesser of (A) $175 million and (B) the orderly liquidation value of the vessel collateral divided by 1.333, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination.

Due to the reduction in the borrowing capacity from the Original Revolver Agreement, we recorded a charge of approximately $0.8 million relating to the unamortized deferred costs associated with the Original Revolver Agreement.  The Revolver Amendment was subject to an amendment and restructuring fee totaling $1.3 million and other transaction costs of approximately $0.1 million as of December 23, 2009.  Both the remaining unamortized deferred costs of the Original Revolver Agreement of $0.7 million, as well as the costs incurred relating to the Revolver Amendment, are being amortized over the remaining term of the Revolving Loan Agreement which expires July 1, 2012.  As of March 31, 2010 and June 30, 2009, we had $129.0 million and $139.9 million outstanding on the revolving facility.

We also had a separate $5.0 million revolver with a commercial bank to support our daily cash management.  On January 5, 2010, we amended and restated this revolver.  The amendment reduced the borrowing capacity to $4.0 million (subject to a borrowing base limitation of 75% of orderly liquidation value), conformed the financial covenants to the financial covenants of the Revolving Loan Agreement, and increased the interest rate margin from 1.4% to 4.25%. Advances under this facility bear interest at 30-day LIBOR plus the margin.  The outstanding balances on this revolver at March 31, 2010 and June 30, 2009 were $0.7 million and $0.4 million, respectively.

Term Loans

On December 23, 2009, we entered into an amendment (the “Term Loan Amendment”) to our Secured Term Loan Credit Facility in the amount of $57.6 million (the “Term Loan Facility”) dated June 4, 2008.  The Term Loan Amendment amends the financial covenants in the Term Loan Facility to conform to the financial covenants contained in the Revolving Loan Agreement.  Fees incurred relating to the amendment were $0.3 million and are being amortized over the remaining term of the agreement.

On December 30, 2009, we also entered into an amendment (the “Loan Agreement Amendment”) to our Loan Agreement dated as of May 12, 2006 (as amended, the “Loan Agreement”).  The Loan Agreement Amendment amended certain financial covenants in the Loan Agreement to conform to the terms in the Revolver Amendment.

The weighted average interest rate on term loans as of March 31, 2010 and June 30, 2009 were 6.3% and 4.8%, respectively.  The increase in the weighted average interest rate on term loans reflects the impact of the increase in the applicable margins on the Term Loan Facility described above.

Other amendments

We also obtained consents to seven operating lease agreements to conform the lease financial covenants to the terms of the Revolving Loan Agreement.  Fees incurred in connection with the consents of $0.1 million were expensed in the nine months  ended March 31, 2010.

On January 21, 2010, we entered into an amendment effective as of December 23, 2009 (the “Charter Amendment”) to a Bareboat Charter Agreement dated as of June 23, 2009 (the “Bareboat Charter”) with us as charterer. The Charter Amendment amended certain financial covenants in the Bareboat Charter to conform to the terms of the Revolver Amendment. In addition, an amount of $0.9 million representing an additional security deposit was required and an amendment fee of $0.1 million was paid by us, which was expensed in the three and nine months ended March 31, 2010.

Restrictive Covenants

The agreements governing our credit agreements, term loans and operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above.  The restrictive covenants, among other things, (a) limit quarterly cash distributions to our unitholders to $0.45 per unit and requires that we maintain a minimum liquidity of $17.5 million in order to declare any distributions, (b) prohibit distributions under defined events of default, (c) restrict investments and sales of assets, and (d) require us to adhere to certain financial covenants, including (i) defined ratios of asset coverage of at least 1.333 to 1.00, (ii) fixed charge coverage of at least 1.50 to 1.00 beginning March 31, 2010 and thereafter, (iii) total funded debt to EBITDA of no greater than 5.00 to 1.00 from March 31, 2010 through September 29, 2010 and then 4.50 to 1.00 from September 30, 2010 and thereafter (each ratio as defined in the agreements).  As of March 31, 2010 and June 30, 2009, we were in compliance with all of our debt covenants.

We have substantial debt and operating lease obligations which include certain financial covenants that management monitors on a regular basis. During the quarter ended December 31, 2009, based on management’s projections which indicated the potential for the breach of our financial covenants in the short term, we amended certain of our loan and operating lease agreements that, among other things, modified the financial covenants to mitigate the risk of breaching the covenants. We continue to update our forecasts frequently.  These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, asset sales, the collection of receivables, insurance claim recoveries and working capital needs.  We are in compliance with financial covenants as of March 31, 2010; however, we have incurred significant losses for the nine months ended March 31, 2010, which impacts both our fixed charge coverage and total funded debt to EBITDA ratios.

Based on current expectations regarding our business, management projects that it will breach certain of these covenants at June 30, 2010. Management has commenced discussions with certain of its lenders to amend or obtain consents under, our revolving credit facility, a term loan and operating lease agreements to avoid a potential breach of financial covenants thereunder.  There can be no assurance that we will be successful.  If we are unsuccessful in taking these actions during the next three months, we may trigger a breach of our financial covenants at June 30, 2010, which could result in an event of default.  If an event of default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the termination of lease agreements, which would have an adverse effect on our business, operations, financial condition and liquidity and could raise substantial doubt about our ability to continue as a going concern.

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

Contingencies

We are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision or other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are also subject to deductibles with respect to its insurance coverage that range from $0.0 million to $0.3 million per incident and provides on a current basis for estimated payments thereunder.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010.

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

We operate in a single operating segment.  We have two reporting units consisting of our Atlantic region and Pacific region operations.  All of our goodwill and 100% of our intangible assets as of March 31, 2010 relate to the Pacific region reporting unit.  We determine the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows.  We believe that the income approach is appropriate due to the long term nature of the our time charters, consecutive voyage charters, and contracts of affreightment, which are generally for periods of one year or more and generally contain renewal options.  We assess the reasonableness of our approach by consideration of current trading multiples for peer companies.

We performed our annual goodwill impairment assessment as of October 31, 2009.  We used our business plans and projections as the basis for expected future cash flows for purposes of the October 31, 2009 impairment test.  Inherent in the development of cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2009 and the first quarter of fiscal 2010, approved business plans and expected growth rates.  Our estimates of expected growth rates consider a) existing contracts, b) the non-renewal of certain existing contracts and c) two new seven year contracts relating to our newbuild ATB, which was placed into service in November 2009, and a 100,000-barrel barge, which was placed into service in April 2010.  We also make certain assumptions about future economic conditions including inflation, interest rates and other market data.  The following critical assumptions were used in determining the fair value of goodwill:  (1) reduced utilization of certain vessels from their historic utilization levels based on known or anticipated non-renewal of long term contracts (2) the impact of newbuilds placed or expected to be placed into service in fiscal 2010, (3) a projected long term growth of 3% for determining terminal value; (4) a tax rate of 35%, which reflects a market participant rather than our tax rate, and (5) an average discount rate of 9.5%, representing our weighted average cost of capital (“WACC”).  Factors inherent in determining our WACC included our own and peer company data relating to (1) the value of our limited partner units and peer company common stock; (2) the amounts of debt and equity capital and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

The calculated fair value of the Pacific region reporting unit exceeded its carrying value by approximately $55.0 million as of the annual measurement date.  Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity.  We based our fair value estimate on assumptions we believe to be reasonable.  However, actual future results may differ from those projected, and those differences may be material.  If business conditions were to deteriorate and future results were below expectations then we could be required to perform another goodwill impairment test.  If the first step identifies a potential impairment, we would perform a step two analysis which would include an assessment of the fair value of all of the Partnership’s Pacific region assets including our long lived assets.  Such step two analysis could result in a long lived asset impairment charge, a goodwill impairment charge, or both in future periods.  Likewise, if interest rates were to increase significantly our weighted average cost of capital would increase which may cause an impairment to goodwill or long lived assets in future periods. Management did not identify any triggering events requiring an update of such goodwill impairment assessment as of March 31, 2010.

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

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of March 31, 2010 approximately $304.2 million of our long term debt bore interest at fixed interest rates ranging from 5.85% to 9.33%.  Borrowings under a portion of our credit agreement and certain other term loans, totaling $68.9 million at March 31, 2010, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of March 31, 2010, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.7 million annually.

As of March 31, 2010, we had seven outstanding interest rate swap agreements, three relating to the revolving credit agreement that expire in December 2010 and four relating to our term loans that expire during the period from May 2012 to August 2018, concurrently with the hedged term loans.  As of March 31, 2010, we were paying a weighted average fixed rate of 7.97% (including applicable margins), and we were receiving a weighted average variable rate of 3.53%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  Our interest rate swap contracts have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by the FASB Codification standards relating to hedging.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.       Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)       Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: May 7, 2010			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010			By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal Financial and Accounting Officer)