Form 10-K
period 2010-06-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2010-09-13
CIK 1178575

Use these links to rapidly review the document
K-SEA TRANSPORTATION PARTNERS L.P. 2010 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Common Units held by non-affiliates of the registrant was approximately $170.8 million as of December 31, 2009 based on $11.58 per Common Unit, the closing price of the Common Units on the New York Stock Exchange on such date.

         At September 13, 2010, 19,127,411 Common Units were outstanding.

Documents Incorporated by Reference: None

K-SEA TRANSPORTATION PARTNERS L.P.
2010 ANNUAL REPORT ON FORM 10-K

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
  our future revenues and expenses;

  •
  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

  •
  expected decreases in the supply of domestic tank vessels;

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
  expectations regarding litigation;

  •
  the adequacy and availability of our insurance and the amount of any capital calls;

  •
  our future financial condition or results of operations;

  •
  our future compliance with financial covenants;

  •
  our ability to pay distributions; and

  •
  any other statements that are not historical facts.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. Please read "Item 1A. Risk Factors" for a list of important factors that could cause our actual results of operations or financial condition to differ from our expectations.

ii

PART I

ITEMS 1 and 2. BUSINESS and PROPERTIES.

Our Partnership

        K-Sea Transportation Partners LP is a publicly traded Delaware limited partnership. Our business activities are conducted through our subsidiary, K-Sea Operating Partnership L.P.; a Delaware limited partnership which we refer to as the operating partnership, and the subsidiaries of the operating partnership. Our general partner, K-Sea General Partner L.P., is a Delaware limited partnership whose general partner is K-Sea General Partner GP LLC, a Delaware limited liability company. K-Sea General Partner GP LLC has ultimate responsibility for managing our business. Our principal executive office is located at One Tower Center Boulevard, 17th Floor, East Brunswick, New Jersey 08816, and our telephone number at that address is (732) 565-3818.

        We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States. As of September 1, 2010, we operated a fleet of 65 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.2 million barrels of capacity, we believe we operate the largest coastwise tank barge fleet in the United States. As of September 1, 2010, approximately 90% of our barrel carrying capacity was double hulled. As of September 1, 2010, all of our tank vessels, except two, operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

        For the fiscal year ended June 30, 2010, our fleet transported approximately 129 million barrels of refined petroleum products for our customers, including BP, ConocoPhillips, ExxonMobil and Tesoro. These four customers have been doing business with us for approximately 19 years on average. We do not assume ownership of any of the products we transport. During fiscal 2010, we derived approximately 70% of our revenue from longer-term contracts that are generally for periods of one year or more.

Our Business Strategy

        From our inception in 2003 through the third quarter of 2009, one of our primary strategies for increasing distributable cash flow to unitholders was the expansion of our fleet through strategic acquisitions and purchases of newly constructed vessels. From our initial public offering in January 2004 through September 30, 2009, we grew our fleet barrel-carrying capacity from 2.3 million barrels to 4.2 million barrels. As a result of the decline in refined product demand in the U.S. over the past 18 months and the resultant shift in the supply/demand balance of the tank vessels in our markets, we adjusted our business strategy to focus on improving our liquidity, reducing our outstanding debt and increasing our profitability of existing assets. We have improved our profitability by increasing utilization of our assets while controlling costs. We have improved our liquidity and reduced our outstanding debt by (i) reducing our capital expenditures, (ii) selling of non-core assets and (iii) raising equity from outside investors. During fiscal 2011, the key elements of our strategy will include the following:

  •
  Improve profitability.  We intend to operate our fleet to enhance profitability by continuing our initiatives to maximize utilization by extending or expanding our revenue contract portfolio. We expect to continue this strategy by surveying the marketplace to identify and pursue new opportunities that extend our current customer commitments and expand our geographic presence and customer base and increase the end markets we serve. For example, we recently extended a contract to move ethanol on the West Coast and in September 2010 we chartered an 80,000-barrel barge for two years in the Caribbean.

  •
  Continue to improve our balance sheet and financial flexibility with a goal of reinstating distributions on our common units as soon as prudently advisable.  We intend to continue to improve our balance sheet and financial flexibility. As of June 30, 2010, we had approximately $382.9 million of indebtedness outstanding. As of September 10, 2010, after repayment of existing debt with the proceeds from the sale of preferred units, net of estimated transaction related costs, and the proceeds from the sale of two tug boats and two double-hull barges, we had approximately $286.6 million of indebtedness outstanding, and approximately $62.2 million of available capacity for additional borrowings and potential letters of credit under our revolving loan agreement. We intend to use the proceeds from a sale of additional preferred units to further reduce indebtedness. In addition, we intend to continue to dispose of single hull and older double hull barges and excess tug boats in an effort to decrease outstanding indebtedness and increase liquidity. We believe that availability under our revolving loan agreement and our ability to issue additional partnership units should provide us with the financial flexibility to facilitate the execution of our business strategy. Any decision to resume cash distributions on our units and the amount of any such distributions will be based on our determination that such distributions are sustainable based on current and expected distributable cash flow as well as our current and expected liquidity position. We will also consider general economic conditions and our outlook for our business as we determine whether or not to pay any distributions. Recent amendments to our revolving loan agreement and a term loan facility (collectively, the "Revolver and ATB Amendments") prohibit cash distributions prior to the end of the March 31, 2011 quarter and thereafter limit cash distributions to our unitholders to $0.45 per unit per quarter, provided that we maintain a minimum liquidity of $17.5 million. If these conditions are satisfied, we will be permitted to pay distributions if (a) the fixed charge coverage ratio is at least 1.0 to 1.0 for two consecutive fiscal quarters prior to and after giving effect to such distributions; (b) the projected fixed charge coverage ratio is equal to or greater than 1.0 to 1.0 for the next twelve months and is equal to or greater than 1.0 to 1.0 in three of four of those quarters; and (c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0.

  •
  Maximize fleet utilization and improve productivity.  The interchangeability of our tank vessels and the critical mass of our fleet give us the flexibility to allocate the right vessel for the right cargo assignment on a timely basis. We intend to continue improving our operational efficiency through the use of new technology and comprehensive training programs for new and existing employees. We also intend to minimize downtime by emphasizing efficient scheduling and timely completion of planned and preventative maintenance.

  •
  Maintain safe, low-cost and efficient operations.  We believe we are a cost-efficient and reliable tank vessel operator. We intend to continue to reduce operating costs through constant evaluation of each vessel's performance and concurrent adjustment of operating and chartering procedures to maximize each vessel's safety, availability and profitability. Effective July 1, 2010, we implemented a new electronic management system, which we expect will improve operational efficiency. We also intend to continue to minimize costs through an active preventative maintenance program both on-shore and at sea, employing qualified officers and crew and continually training our personnel to ensure safe and reliable vessel operations.

  •
  Balance our fleet deployment between longer-term contracts and shorter-term business in an effort to provide stable cash flows through business cycles, while preserving flexibility to respond to changing market conditions.  During fiscal 2010, we derived approximately 70% of our revenue from time charters, consecutive voyage charters, contracts of affreightment, and bareboat charters, all of which are generally for periods of one year or more. We derived the remaining 30% of our revenue for fiscal 2010 from single voyage charters, which are generally priced at prevailing market rates. Vessels operating under voyage charters have the potential to generate decreased profit margins during periods of economic downturn and increased profit margins during periods of improved charter rates, while vessels operating on time charters or other longer term charters generally provide more predictable cash flow. Although we expect the percentage of our contracts with terms of one year or more to continue to decrease in the near future due to the economic downturn, we intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions.

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

Recent Developments

        During fiscal 2010, we adjusted our business strategy to focus on improving our liquidity, reducing debt and improving the profitability of our assets. We are successfully executing our plan as highlighted by the following accomplishments:

  •
  Sale of Preferred Units.  On September 10, 2010, we issued 15,653,775 Series A Preferred Units to KA First Reserve, LLC in exchange for approximately $85.0 million. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15.0 million upon clearance of a Hart-Scott-Rodino review. The preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units have a coupon of 13.5%, with payment-in-kind distributions through the quarter ended June 30, 2012 or, if earlier, when we resume cash distributions on our common units. We have an option to force the conversion of the preferred units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units. The preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the preferred units to reduce outstanding indebtedness and pay fees and expenses related to the transaction. Proceeds from the sale of the additional preferred units will also be used to reduce outstanding indebtedness.

  •
  Amended Credit Facility.  On August 31, 2010, we amended ("Revolver Amendment") our revolving loan agreement (as amended, "Revolving Loan Agreement") to, among other things, (1) reduce the revolving lenders' commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage, total funded debt to EBITDA and asset coverage covenants, (3) maintain a July 1, 2012 maturity date, and (4) allow the payment of cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. The obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels having an orderly liquidation value equal to at least 1.50 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at our option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or the 30-day London Interbank Offered Rate ("LIBOR") plus 1%, plus a margin based upon the ratio of total funded debt to EBITDA of between 1.75% and 4.75%, or (b) the 30-day LIBOR, plus a margin based upon the ratio of total funded debt to EBITDA ranging from 2.75% to 5.75%.

  •
  Amended Term Loan Facility.  Also on August 31, 2010, we entered into an amendment ("ATB Amendment") to a secured term loan credit facility ("Term Loan Agreement") in the amount of $57.6 million dated June 4, 2008, as amended ("ATB Agreement"). The ATB Amendment, among other things, amended the financial covenants, LIBOR margins and limitations on distributions to conform to the financial covenants, LIBOR margins and limitations on distributions in the Revolving Loan Agreement, as amended by the Revolver Amendment.

  •
  Sold Non-Core Assets.  We sold non-core assets with a carrying value of $7.0 million comprised primarily of single hull barges in the period January 1, 2009 through June 30, 2010 for $9.0 million. In August 2010, we sold a recently completed 30,000-barrel new build double hull barge for $2.3 million. On September 10, 2010 we sold two tug boats and two of our oldest double hull barges to an international buyer for $12.0 million. We have definitive agreements for the sale of (1) our waste water treatment facility in Virginia for $5.1 million and (2) a single hull barge for $1.3 million. These transactions should close by the end of September 2010.

  •
  Reduced Vessel Operating and General and Administrative Expenses.  We reduced our vessel operating expenses to $138.1 million for the year ended June 30, 2010 from $144.3 million for the year ended June 30, 2009 by reducing vessel crewing due to decreased utilization levels; and we reduced general and administrative expenses to $27.2 million for the year ended June 30, 2010 from $29.8 million for the year ended June 30, 2009 by reducing staffing and controlling costs.

  •
  Reduced Capital Expenditures.  We concluded our new building program in August 2010 with payments for two 30,000-barrel double hull tank barges aggregating approximately $5.5 million. Fiscal years 2010, 2009 and 2008 included capital expenditures for tank vessel construction of $37.7 million, $65.2 million and $52.0 million, respectively.

Our Industry

Introduction

        Tank vessels, which include tank barges and tankers, are a critical link in the refined petroleum product distribution chain. Tank vessels transport gasoline, diesel fuel, heating oil, asphalt and other products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships.

        Among the laws governing the domestic tank vessel industry is the one commonly referred to as the Jones Act, the federal statute that restricts foreign competition in the U.S. maritime transportation industry. Under the Jones Act, marine transportation of cargo between points in the United States, generally known as U.S. coastwise trade, is limited to U.S.-flag vessels that were built in the United States and are owned, manned and operated by U.S. citizens. As of September 1, 2010, all of our tank vessels, except two, operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act.

        OPA 90 mandates, among other things, the phase-out of all single-hull tank vessels transporting petroleum and petroleum products in U.S. waters at varying times by January 1, 2015. The effect of this legislation has been, and is expected to continue to be, the replacement of domestic single-hulled tank vessel capacity with double-hulled newbuildings and retrofitting of existing single-hulled tank vessels. Weak demand in the market for single-hulled vessels has resulted in their effective obsolescence and early retirement.

        The demand for domestic tank vessels is driven primarily by U.S. demand for refined petroleum products, which can be categorized as either clean oil products or black oil products. Clean oil products include motor gasoline, diesel fuel, heating oil, jet fuel and kerosene. Black oil products, which are what remain after clean oil products have been separated from crude oil, include residual fuel oil in the refining process, asphalt, petrochemical feedstocks and bunker fuel. The demand for clean oil products is impacted by vehicle usage, air travel and prevailing weather conditions, while demand for black oil products varies depending on the type of product transported and other factors, such as oil refinery requirements and turnarounds, asphalt use, the use of residual fuel oil by electric utilities and bunker fuel consumption. The demand for residual fuel oil by electric utilities is influenced by the availability and price of alternative sources of energy, such as natural gas.

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

  •
  Alaska, Hawaii and other U.S. Pacific Islands, Venezuela; and

  •
  between the Atlantic or Gulf and Pacific coasts by way of the Panama Canal.

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

        The following chart sets forth our major customers and the number of years each of them has been a customer:

K-Sea Transportation Partners L.P.
Major Customers

Major Customers	Years as Customer
BP	37
ConocoPhillips	14
ExxonMobil	14
Tesoro	12

        Our two largest customers in fiscal 2010, based on gross revenue, were ConocoPhillips and Tesoro, each of which accounted for more than 10% of our fiscal 2010 consolidated revenue. If we were to lose either of these customers or if either of them significantly reduced its use of our services, our business and operating results could be adversely affected.

Our Vessels

Tank Vessel Fleet

        At September 1, 2010, our fleet consisted of the following tank vessels:

K-Sea Transportation Partners L.P. Tank Vessel Fleet

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Double-Hull Barges
DBL 185	2009	185,000	13,895	N.A.
DBL 155(2)	2004	165,882	12,152	N.A.
DBL 151	1981	150,000	8,710	N.A.
DBL 140	2000	140,000	10,303	N.A.
DBL 134(3)	1994	134,000	9,514	N.A.
DBL 105(4)(7)	2004	105,000	11,438	N.A.
DBL 101	2002	102,000	6,774	N.A.
DBL 102	2004	102,000	6,774	N.A.
DBL 103	2006	102,000	6,774	N.A.
DBL 104	2007	102,000	6,774	N.A.
DBL 106	2009	102,000	7,874	N.A.
Lemon Creek(5)	1987	89,293	5,736	N.A.
Spring Creek(5)(8)	1987	89,293	5,736	N.A.
Nale	2007	86,000	6,508	N.A.
McCleary's Spirit(6)(8)	2001	85,000	6,554	N.A.
Antares	2004	84,000	5,855	N.A.
Deneb	2006	84,000	5,855	N.A.
DBL 81	2003	82,000	5,667	N.A.
DBL 82	2003	82,000	5,667	N.A.
Capella(7)	2002	81,751	5,159	N.A.
Leo	2003	81,540	5,954	N.A.
Pacific	1993	81,000	5,669	N.A.
Rigel	1993	80,861	5,669	N.A.
Sasanoa	2001	81,000	5,790	N.A.
DBL 78	2000	80,000	5,559	N.A.

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
DBL 77(7)	2008	80,000	5,235	N.A.
DBL 76(7)	2008	80,000	5,813	N.A.
DBL 79(7)	2008	80,000	6,149	N.A.
DBL 70(9)	1972	73,024	5,248	N.A.
Kays Point(7)	1999	67,000	4,720	N.A.
Noa	2002	67,000	4,826	N.A.
Cascades(7)	1993	67,000	4,721	N.A.
Columbia(7)	1993	58,000	4,286	N.A.
Na-Kao	2005	52,000	4,076	N.A.
Ne'ena	2004	52,000	4,076	N.A.
DBL 53(9)	1965	53,000	4,543	N.A.
DBL 54	2009	50,000	4,276	N.A.
DBL 31	1999	30,000	2,146	N.A.
DBL 32	1999	30,000	2,146	N.A.
DBL 33	2010	30,000	1,754	N.A.
DBL 28	2006	28,000	2,146	N.A.
DBL 29	2006	28,000	2,146	N.A.
DBL 26	2006	28,000	2,146	N.A.
DBL 27	2007	28,000	2,146	N.A.
DBL 22	2007	28,000	2,146	N.A.
DBL 23	2007	28,000	2,146	N.A.
DBL 24(7)	2007	28,000	2,146	N.A.
DBL 25(7)	2007	28,000	2,146	N.A.
Puget Sounder	1992	25,000	1,870	N.A.
DBL 20	1991	20,127	1,480	N.A.
DBL 16	1954	20,000	1,420	N.A.
DBL 17	1998	18,000	1,499	N.A.
DBL 18	1998	18,000	1,499	N.A.
DBL 19	1998	18,000	1,499	N.A.
DBL 10	1998	10,000	806	N.A.

Subtotal		3,779,771	273,616

Vessel(1)	Year Built	Capacity (barrels)	Gross Tons	OPA 90 Phase-Out
Single-Hull Barges
KTC 80	1981	82,878	4,576	2015
KTC 60	1980	61,638	3,824	2015
KTC 55	1972	53,012	3,113	2015
KTC 50	1974	54,716	3,367	2015
SCT 280(7)	1977	48,000	3,081	2015
Washington(7)	1980	32,000	2,062	2015
Wallabout Bay	1986	28,330	1,687	2015
PM 230(7)	1983	25,000	1,610	2015
SCT 180	1980	16,250	1,053	2015
SEA 76	1969	13,313	830	2015
Subtotal		415,137	25,203

Total Fleet		4,194,908	298,819

(1)
Excludes one potable water barge.

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

(9)
A definitive agreement has been signed to sell these vessels.

Articulated/Integrated Tug-Barge Units

        As of September 1, 2010, we operated 25 ITBs and 1 ATB, which represented approximately 52% of the barrel-carrying capacity of our tank barge fleet.

Newbuildings

        We expect to take delivery of a 50,000-barrel tank barge in the third quarter of fiscal 2011 under a lease from the shipyard. We took delivery of one 30,000-barrel tank barge in July 2010, the DBL 33; and one 33,000-barrel tank barge in August 2010, the DBL 34. These tank barges cost in the aggregate and after the addition of certain special equipment, approximately $6.6 million. We have a long term contract with a customer relating to the DBL 33. In August 2010, we sold the DBL 34 for $2.3 million, net of commission and escrow agent fees.

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

        At September 1, 2010, we operated the following tugboats:

K-Sea Transportation Partners L.P. Tugboat Fleet

Name(1)	Year Built	Horsepower	Dimensions
Dublin Sea	2009	11,800	131' × 44' × 22'
Lincoln Sea	2000	8,000	119' × 40' × 22'
Rebel	1975	7,200	150' × 46' × 22'
Yankee	1976	7,200	150' × 46' × 22'
Jimmy Smith	1976	7,200	150' × 40' × 22'
Barents Sea	1976	6,200	136' × 40' × 16'
McKinley Sea	1981	6,000	136' × 37' × 20'
Bismarck Sea	1978	5,750	136' × 37' × 20'
Irish Sea	1969	5,750	135' × 35' × 18'
Sirius	1974	5,750	135' × 38' × 19'
Nakolo	1974	5,750	125' × 38' × 14'
El Lobo Grande	1978	5,750	128' × 36' × 19'
Nakoa	1976	5,500	118' × 34' × 17'
Volunteer	1982	4,860	120' × 37' × 18'
Adriatic Sea(2)	2004	4,800	126' × 34' × 15'
Java Sea(3)	2005	4,800	119' × 34' × 15'
Namahoe	1997	4,400	105' × 34' × 16'
Pacific Freedom(4)	1998	4,500	120' × 31' × 15'
Viking	1972	4,300	133' × 34' × 18'
Beaufort Sea	1971	4,300	113' × 32' × 16'
North Sea	1982	4,200	126' × 34' × 16'
Greenland Sea	1990	4,200	117' × 34' × 17'
Pacific Wolf	1975	4,100	111' × 24' × 13'
William J. Moore	1970	4,000	135' × 35' × 20'
Niolo	1982	4,000	117' × 34' × 17'
Nokea	1975	4,000	105' × 30' × 14'
Nunui	1978	4,000	185' × 40' × 12'
Tasman Sea	1976	3,900	124' × 34' × 16'
Norwegian Sea(5)	2006	3,900	133' × 34' × 17'
Sea Hawk(6)	2006	3,900	112' × 32' × 15'
John Brix(7)	1999	3,900	141' × 35' × 8'
Pacific Avenger	1977	3,900	140' × 34' × 17'
Altair	1981	3,800	106' × 33' × 17'
Kara Sea	1974	3,520	111' × 32' × 14'
Ross Sea	2003	3,400	95' × 32' × 14'
Solomon Sea	1965	3,300	105' × 32' × 14'
Coral Sea(10)	1973	3,280	111' × 32' × 14'
Nathan E. Stewart	2001	3,200	95' × 32' × 14'
Maryland	1962	3,010	110' × 28' × 14'
Baltic Sea(10)	1973	3,000	101' × 30' × 13'
Pacific Challenger	1976	3,000	118' × 34' × 16'
Paragon	1978	3,000	99' × 32' × 15'
Pacific Raven	1970	3,000	112' × 31' × 14'
Na Hoku	1981	3,000	105' × 34' × 17'
Nalani	1981	3,000	105' × 34' × 17'
Nohea	1983	3,000	98' × 30' × 14'

Name(1)	Year Built	Horsepower	Dimensions
Pacific Pride(8)	1989	2,500	84' × 28' × 13'
Aegean Sea	1978	2,400	85' × 24' × 10'
Labrador Sea	2002	2,400	82' × 26' × 12'
Siberian Sea	1980	2,400	85' × 24' × 10'
Caribbean Sea	1961	2,400	85' × 24' × 10'
Bering Sea	1975	2,250	105' × 29' × 13'
Caspian Sea	1981	2,000	65' × 24' × 9'
Inland Sea	2000	2,000	76' × 26' × 10'
Pacific Patriot	1981	2,000	77' × 27' × 12'
Davis Sea	1982	2,000	77' × 26' × 9'
Pacific Eagle(9)	2001	2,000	98' × 27' × 13'
Tiger	1966	2,000	88' × 27' × 12'
Chukchi Sea	1979	2,000	92' × 26' × 9'
Houma	1970	1,950	90' × 29' × 11'
Timor Sea	1960	1,920	80' × 24' × 10'
Odin	1982	1,860	72' × 28' × 12'
Taurus	1979	1,860	79' × 25' × 12'
Falcon	1978	1,800	80' × 25' × 12'
Naupaka	1983	1,800	75' × 26' × 10'
Fidalgo	1973	1,400	98' × 25' × 8'

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

(10)
A definitive agreement has been signed to sell these vessels.

Bunkering

        For over 30 years, we have specialized in the shipside delivery of fuel, known as bunkering, for the major and independent bunker suppliers in New York Harbor. We also provide bunkering services in Pennsylvania, Virginia and Hawaii. Demand for bunkering services is driven primarily by the number of ship arrivals. A ship's time in port generally is limited, and the cost of delaying sailing due to bunkering or other activities can be significant. Therefore, we continually strive to improve the level of service and on-time deliveries to our customers.

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

Safety

General

        We are committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety- and health related accidents on our vessels and our property. Our primary concerns are to avoid personal injuries and to reduce occupational health hazards. We want to prevent accidents that may cause damage to our personnel, equipment or the environment, such as fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reducing overall emissions and waste generation from each of our facilities and vessels and to the safe management of associated cargo residues and cleaning wastes.

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

        Developed by the AWO, the Responsible Carrier Program incorporates best industry practices in three primary areas:

  •
  management and administration;

  •
  equipment and inspection; and

  •
  human factors.

        The Responsible Carriers Program has been recognized by many groups, including the U.S. Coast Guard and shipper organizations. We are periodically audited by an AWO-certified auditor to verify compliance. We were audited in early 2010, and our Responsible Carrier Program certificate remains in effect until March 2013.

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

Ship Management, Crewing and Employees

        We maintain an experienced and highly qualified work force of shore based and seagoing personnel. As of June 30, 2010, we employed 865 persons, comprising 150 shore staff and 715 fleet personnel. Our tug and tanker captains are non-union management supervisors. Effective July 1, 2010, we renewed our collective bargaining agreement with our maritime union for one year, which covers certain of our seagoing personnel comprising 41% of our workforce. The collective bargaining agreement provides for wage increases, and requires us to make contributions to certain pension and other welfare programs. No unfunded pension liability exists under any of these programs. Our vessel employees are paid on a daily or hourly basis and typically work 14 days on and 14 days off. Our shore based personnel are generally salaried and most are located at our headquarters in East Brunswick, New Jersey or our facilities in Staten Island, New York; Seattle, Washington; Honolulu, Hawaii; Norfolk, Virginia and Philadelphia, Pennsylvania. We believe that our relations with our employees are satisfactory.

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

        Our crews regularly inspect each vessel, both at sea and in port, and perform most of the ordinary course maintenance. Our procedures call for a member of our shore based staff to inspect each vessel at least once each fiscal quarter, making specific notations and recommendations regarding the overall condition of the vessel, maintenance, safety and crew welfare. In addition, selected vessels are inspected each year by independent consultants. Most of the vessels that are on bareboat charters to third parties are managed and operated by the customer.

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

        Our vessels and shore side operations are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our vessels, our crews and our shore side staff are advantages when competing against other vessel operators for long-term business.

Insurance Program

        We maintain insurance coverage consistent with industry practice that we believe is adequate to protect against the accident related risks involved in the conduct of our business and risks of liability for environmental damage and pollution. Nevertheless, we cannot provide assurance that all risks are adequately insured against, that any particular claims will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

        Our hull and machinery insurance covers risks of actual or constructive loss from collision, tower's liabilities, fire, grounding and engine breakdown up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. While some tanker owners and operators obtain loss-of-hire insurance covering the loss of revenue during extended tanker off-hire periods, we do not have this type of coverage. We believe that this type of coverage is not economical and is of limited value to us. However, we evaluate the need for such coverage on an ongoing basis taking into account insurance market conditions and the employment of our vessels.

        Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1.0 billion per incident and is provided by West of England Ship Owners Insurance Services Ltd. ("West of England"), a mutual insurance association. West of England is a member of the International Group of protection and indemnity mutual assurance associations. The protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $6.9 billion per non-pollution incident. As a member of West of England, we are subject to calls payable to the association based on our claim records, as well as the claim records of all other members of the individual associations and members of West of England.

        We are not currently the subject of any claims alleging exposure to asbestos or second-hand smoke, although such claims have been brought against our predecessors in the past and may be brought against us in the future. Our predecessor company, EW Transportation LLC, has contractually agreed to retain any such liabilities that occurred prior to our initial public offering in January 2004, will indemnify us for up to $10.0 million of such liabilities until January 2014, and will make available to us the benefit of certain indemnities it received in connection with the purchase of certain vessels. If, notwithstanding the foregoing, we are ultimately obligated to pay any asbestos related or similar claims for any reason, we believe that we or EW Transportation LLC would have adequate insurance coverage for periods after March 1986 to pay such claims. However, EW Transportation LLC and its predecessors may not have insurance coverage prior to March 1986. If we were subject to claims related to that period, including claims from current or former employees, EW Transportation LLC may not have insurance to pay the liabilities, if any, that could be imposed on us. If we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and because it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material. Please read "Legal Proceedings" in Item 3 of this report.

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

        In the voyage and short-term charter market, our vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the voyage market, competition is based primarily on price and availability, although charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on factors such as age, double-hulls and the reliability and quality of operations. Increasingly, major charterers are demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels. Consequently, we believe that owners of large modern fleets have a competitive advantage over owners of older fleets.

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

        The Oil Pollution Act of 1990.    The Oil Pollution Act of 1990, or OPA 90, affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service at varying times based on their tonnage and age, with all such vessels being phased out by January 2015. As of September 1, 2010, we had 10 single-hulled tank vessels or approximately 10% of our barrel carrying capacity which will be precluded from transporting petroleum products as of January 1, 2015.

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

        Environmental Spill and Release Liability.    OPA 90 and various state laws substantially increased over historic levels the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of oil and the resulting damages, both regarding the limits of liability and the scope of damages. OPA 90 imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all oil spill and containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90. Finally, in certain circumstances involving oil spills, OPA 90 and other environmental laws may impose criminal liability and significant crimes and penalties on personnel and/or the corporate entity.

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

        The Consolidated Land, Energy, and Aquatic Resources Act of 2010, or CLEAR Act, passed by the House of Representatives on July 30, 2010 would amend OPA 90 in various ways but does not materially affect the currently-effective liability caps for non-tank vessels set by the Coast Guard regulations. Legislation introduced by Senator Reid on July 28, 2010 would raise caps on liability for incidents involving vessels significantly. In its current form, Senator Reid's bill sets the limits for a tank vessel without a qualifying double hull at the greater of (1) $3,300 per gross ton or (2) $93,600,000. The proposed limits for a tank vessel with a qualifying double hull are the greater of (1) $1,900 per gross ton or (2) $16,000,000. Senator Reid's bill would also create subclasses of tank vessels with various liability limits within the caps outlined above. Depending on the outcome of these pending bills, or bills to similar effect, our costs of operation and/or potential liability exposure could be increased in the event of a release.

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

        Changes in exposure to, or limits of, liability resulting from a change in law, such as that discussed above relating to the CLEAR Act, could also result in increased insurance cost or industry-wide changes in available insurance, either of which could increase our operating costs or potential liability.

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

        On August 17, 2009, the U.S. Coast Guard proposed to amend its regulations on ballast water management by establishing standards for the allowable concentration of living organisms in ballast water discharged in U.S. waters and requiring the phase-in of Coast Guard-approved ballast water management systems (BWMS). Under the Coast Guard's August 17, 2009 proposal, crude oil tankers would be exempt from requirements to install approved BWMS. The comment period for the proposed rule has closed, however the proposed regulation has not yet been finalized. In March 2010, the Coast Guard, in coordination with the EPA, proposed a draft protocol for verification of ballast water treatment technologies. The comment period for this proposed protocol expired in April 2010. We do not believe that the outcome of the proposed rulemaking or verification protocol will be material us.

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

        Greenhouse Gas Regulation.    Following adoption of the Kyoto Protocol in 2005, a number of countries adopted various regulations designed to reduce emissions of greenhouse gases as a means to reduce the potential impacts of climate change. The United States has not yet adopted broad requirements controlling greenhouse gas emissions, although there are several pending legislative proposals on the subject. The EPA has adopted regulations requiring monitoring and reporting of greenhouse gases from certain sources, and has proposed regulations for such monitoring and reporting of sources in the upstream and midstream sectors of the oil and gas business. In addition, the EPA has adopted regulations for certain new stationary sources of greenhouse gases. At present, there are no specific greenhouse regulations applicable to our tank vessels, although various governments and standards organizations (including the European Union and the International Maritime Organization) are studying regulating emissions from maritime sources. If and to the extent future greenhouse gas requirements (whether adopted by statute, regulation or treaty) affect our tank vessels, our business might be materially affected. In addition, even without such regulation, our business may be indirectly affected to the extent that such regulation reduces demand for the materials that we carry in our tank vessels, or to the extent that climate change results in sea level changes or more intense weather events.

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

Properties

        Pier facilities, a water treatment facility and office space in Norfolk, Virginia were leased beginning in December 2004 through October 2009. On October 30, 2009, we exercised the purchase option in the lease agreement to acquire the land and buildings. We have a definitive agreement to sell our property in Norfolk, Virginia, which should close by the end of September 2010. We will lease back a portion of the premises for up to six months.

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

        We lease a parcel of land, pier facilities and office and warehouse space, on a month to month basis, in Honolulu, Hawaii. We also lease additional office space in Honolulu, Hawaii for which the lease expires February 2014.

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

        The demand for our services has declined over the past twelve months, as evidenced by the decrease in the net utilization rate for our fleet from 85% for fiscal 2009 to 77% for fiscal 2010. We expect the demand for our tank vessels to continue to be weak for the foreseeable future. The demand for tank vessel capacity is influenced by the demand for refined petroleum products and other factors including:

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

Our substantial indebtedness could limit our flexibility and adversely affect our financial health.

        We have a substantial amount of indebtedness. As of June 30, 2010, we had approximately $382.9 million of indebtedness outstanding. As of September 10, 2010, after repayment of existing debt with proceeds from the sale of preferred units, net of estimated transaction related costs, and the proceeds on the sale of two tug boats and two double-hull barges, we had approximately $286.6 million of indebtedness outstanding. Our substantial indebtedness could limit our flexibility and adversely affect our financial health. For example, it could:

  •
  make us more vulnerable to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for operations and other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  place us at a competitive disadvantage compared to competitors that may have proportionately less indebtedness.

        In addition, our ability to make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance will generate sufficient cash flow or that our capital resources will be sufficient for payment of our indebtedness obligations in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control.

        If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how quickly any such transaction could be completed, if at all.

We may not be able to obtain additional funding for future capital needs or to refinance our debt, either on acceptable terms or at all.

        Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused substantial contraction in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and current weak economic conditions, have made, and will likely continue to make, it difficult to obtain funding for our capital needs. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Due to these factors, we cannot be certain that new debt or equity financing will be available to us on acceptable terms or at all. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Without adequate funding, we may be unable to execute our strategy, complete future acquisitions or future construction projects or other capital expenditures, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Voyage charters may not be available at rates that will allow us to operate our vessels profitably.

        During fiscal 2010, we derived approximately 30% of our revenue from single voyage charters. We expect the percentage of our revenue derived from single voyage charters to increase in fiscal 2011 in light of continued weak economic conditions and an oversupply of barrel-carrying capacity. Voyage charter rates fluctuate significantly based on tank vessel availability, the demand for refined petroleum products and other factors. Increased dependence on the voyage charter market by us could result in a lower utilization of our vessels and decreased profitability. Future voyage charters may not be available at rates that will allow us to operate our vessels profitably.

We may not be able to renew time charters, consecutive voyage charters, contracts of affreightment and bareboat charters when they expire.

        We received approximately 70% of our revenue from time charters, consecutive voyage charters, contracts of affreightment and bareboat charters during fiscal 2010. These arrangements, which are generally for periods of one year or more, may not be renewed, or if renewed, may not be renewed at similar rates. During the fiscal year ended June 30, 2010, long-term charters on 29% of our fleet's capacity expired. Despite ongoing negotiations with our customers, with the exception of six term charters that were renewed (approximately 10% of our fleet capacity), we were unable to obtain additional long-term charters resulting in such vessels moving to the spot market. An additional 14% of our fleet's capacity is due for renewal or extension in fiscal 2011. We expect the market for long-term charters, consecutive voyage charters, contracts of affreightment and bareboat charters to continue to be weak until demand for refined products recovers. Our time charters, consecutive voyage charters, contracts of affreightment and bareboat charters may not be renewed, or if renewed, may not be renewed at similar rates. If we are unable to obtain new charters at rates equivalent to those received under the old charters, or utilize vessels coming off charter in the spot market, our profitability may be adversely affected.

We may not be able to grow or effectively manage our growth.

        A principal focus of our long-term strategy is to continue to grow by expanding our business in all Jones Act markets in the U.S. and also into other geographic markets. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

Acquisitions typically increase our debt and subject us to other substantial risks, which could adversely affect our results of operations.

        From time to time, we may evaluate and seek to acquire assets or businesses that we believe complement our existing business and related assets. Any acquisition of a vessel or business may not be profitable and may not generate returns sufficient to justify our investment. In addition, any acquisition growth strategy exposes us to risks that may harm our business, financial condition and operating results involves potential risks, including the risks that we may:

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

        Management's assessment of these risks is necessarily inexact and may not reveal or resolve all existing or potential problems associated with an acquisition. Realization of any of these risks could adversely affect our operations and cash flows. If we consummate any future acquisition, our capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

        Additionally, our ability to grow our asset base in the near future through acquisitions may be limited due to our lack of access to capital markets.

Increased competition in the domestic tank vessel industry could result in reduced profitability and loss of market share for us.

        Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense. The level of competition in our industry has intensified over the past several years as many customers have shifted their preferences from long-term contracts to short-term contacts in light of uncertain market conditions. In addition, the weak economy, combined with an oversupply of barrel-carrying capacity, have forced down average daily rates and adversely affected our profitability.

        The process for obtaining contracts for our vessels generally requires a lengthy and time consuming screening and bidding process that may extend for months. The most important factors determining whether a contract will be awarded include:

  •
  quality, availability and capability of the vessels;

  •
  ability to meet the customer's schedule;

  •
  price;

  •
  environmental, health and safety record;

  •
  reputation; and

  •
  experience

        Some of our competitors may have greater financial resources and larger operating staffs than we do. As a result, they may be able to make vessels available more quickly and efficiently, and withstand the effects of declines in charter rates for a longer period of time. They may also be better able to weather a downturn in the coastwise transportation industry. As a result, we could lose customers and market share to these competitors.

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

        Our customers consist primarily of major oil companies, oil traders and refineries. The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer's needs and other factors, many of which are beyond our control. Two customers accounted for 16% and 11%, respectively, of our consolidated total revenues for fiscal 2010. If we were to lose either of these customers or if either of them significantly reduced its use of our services, our business and operating results could be adversely affected.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified, repealed or waived.

        We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels built and registered in the United States and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our common units and other partnership interests. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. For information about the Jones Act and other maritime laws, please read "Regulation—Coastwise Laws" in Item 1of this report.

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

        Tank vessels are subject to the requirements of the Oil Pollution Act of 1990, or OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. As of September 1, 2010, approximately 90% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90. The remaining 10% will be in compliance with OPA 90 until January 2015. The weak demand in the market for such single-hull vessels has resulted in our determining we would phase out certain of our single- hull vessels prior to their OPA 90 phase out dates. Based on the current demand levels for vessels in the market place, we do not expect to replace our remaining single-hull barrel capacity prior to vessel retirement.

        Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $21.4 million per year to drydock and maintain our fleet. Periodically, we will also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

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

        Our fleet renewal and expansion strategy implemented over the past five years included the acquisition of existing vessels as well as the ordering of newbuildings. In the future we may acquire existing vessels as a way of renewing and expanding our fleet. Unlike newbuildings, existing vessels typically do not carry warranties with respect to their condition. While we generally inspect any existing vessel prior to purchase, such an inspection would normally not provide us with as much knowledge of its condition as we would possess if the vessel had been built for us and operated by us during its life. Repairs and maintenance costs for existing vessels are difficult to predict and may be more substantial than for vessels we have operated since they were built. These costs could decrease our profits and reduce our liquidity.

Delays or cost overruns in the construction of new vessels or the modification of existing vessels could adversely affect our business. Cash flows from new or retrofitted vessels may not be immediate or as high as expected.

        We have entered into an agreement with a shipyard to lease a 50,000-barrel tank barge. In addition, we recently completed our newbuild tank construction program with the delivery of two 30,000-barrel barges (DBL 33 and DBL 34) completed at an estimated aggregate cost of $6.6 million, of which $1.1 million had been spent as of June 30, 2010. We may enter into agreements to commence newbuild projects in the future. Such projects are subject to the risk of delay or cost overruns caused by the following:

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

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

        Increasingly stringent federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the Department of Transportation, the Department of Homeland Security, the National Transportation Safety Board, the EPA and the U.S. Customs and Border Protection (CBP), and to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

        Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. These laws cover a wide range of our operations and equipment. Compliance with such laws, regulations and standards, and particularly potential future changes in such laws (including possible climate change regulation), may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the internal and territorial waters of, and the 200-mile exclusive economic zone around, the United States. The United States Congress is considering amendments to OPA 90 that may increase our exposure to such claims. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages, in addition to damages for personal injury, property damage, certain governmental claims and other economic harm, under OPA 90 and other federal or state statutes and common law. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

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

        In December 2008, we received an additional call from our mutual insurance carrier. The call was primarily retrospective for policy years covering February 2006 through February 2009. The decision to make the call was based primarily on falling investment returns and projected underwriting losses. Our insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements. Our insurance carrier scheduled the payment of these calls in four installments due over a two year period, which allow for the reassessment at various points as to whether the calls remained necessary. The additional calls totaled approximately $3.8 million. We may be subject to additional calls from our mutual insurance carrier in the future, which could decrease our profits.

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

        As of June 30, 2010, approximately 41% of our seagoing personnel were employed under a contract with a division of the International Longshoreman's Association that expires on June 30, 2011. Any work stoppages or other labor disturbances could have a material adverse effect on our business, financial condition and results of operations.

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

Our vessels are crewed by certified and adequately trained personnel.

        Our vessel employees, including captains, engineers, tankermen, mates and deckhands are licensed and certified. We rely on such vessel personnel to comply with safety rules and maritime laws and regulations during the course of transportation. The inability or failure to employ such certified personnel can adversely affect the success of our business.

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

Due to our lack of asset diversification, adverse developments in our marine transportation business could adversely affect our business, financial condition, results of operations.

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

Our revolving loan and credit agreements, our term loans and certain of our operating lease agreements contain restrictive covenants, including the requirement that we maintain defined ratios of asset coverage, fixed charge coverage and total funded debt to EBITDA (as defined in the agreements). Our failure to comply with our financial covenants could result in an event of default. If a default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the vessels under operating lease being seized by their owners, which would have a material adverse effect on our business and financial condition.

        The agreements governing our credit facility, the term loans and the operating lease agreements contain restrictive covenants including the requirement that we maintain defined ratios of asset coverage, fixed charge coverage and total funded debt to EBITDA (as defined in the agreements).

        We have taken actions such as selling assets and issuing limited partner units to enhance cash generation and reduce debt in order to facilitate compliance with our financial covenants. In the future, we may need to take additional actions to enhance cash generation and/or reduce debt, which may include, refinancing existing indebtedness, selling assets, issuing additional common or preferred units or pursuing other financing alternatives. If it becomes necessary for us to take such actions and we are unsuccessful or are otherwise unable to obtain waivers of our financial covenants, we may be in breach of such covenants, which could result in an event of default. If a default were to occur and we were unable to obtain a waiver, it could result in the related debt becoming immediately due and payable and the vessels under operating lease being seized by their owners, which would have a material adverse effect on our business and financial condition.

        On August 17, 2010, the FASB and IASB proposed a new approach to lease accounting that would significantly change the way entities account for leases. Their exposure drafts "Leases" would result in a converged standard that ensure assets and liabilities arising from lease contracts are recognized in the balance sheet. The proposal effectively eliminates off-balance sheet accounting for most leases. All assets currently leased under operating leases would be brought onto the balance sheet, removing the distinction between capital and operating leases.

        Pre-existing leases are not expected to be grandfathered, with the exception of "simple capital leases." The boards are proposing that lessees and lessors apply the new leasing approach by recognizing assets and liabilities for all outstanding leases at the date of the earliest period presented using a simplified retrospective approach. The new asset—representing the right to use the leased item for the lease term—and liability—representing the obligation to pay rentals—would be recognized and carried at amortized cost, based on the present value of payments over the term of the lease.

        The exposure draft does not propose a specific effective date; however our current expectation is that the final standard is to have an effective date no earlier than 2012.

        As of June 30, 2010 we have significant operating lease obligations, a majority of which expire after 2011. Such operating lease obligations, if required to be recorded as a liability on the balance sheet, would affect certain of our revolving loan and credit agreements, term loan and operating lease financial covenants relating to fixed charge coverage and total funded debt to EBITDA ratios, and may impact our ability to comply with such financial covenants. If we are unable to comply with our financial covenants it would have a material adverse effect on our business and financial condition.

Risks Related to Our Common Units

We may not have sufficient cash from operations to enable us to pay future quarterly distributions following establishment of cash reserves and payment of fees and expenses, including payments to our preferred unitholders and our general partner.

        We have not paid a cash distribution for any quarter after September 30, 2009. Any decision to resume cash distributions on our units and the amount of any such distributions would consider maintaining sufficient cash flow in excess of the distribution to continue to move towards lower leverage levels. We will also consider general economic conditions and our outlook for our business as we determine to pay any distribution. The Revolver and ATB Amendments prohibit cash distributions prior to the end of the March 31, 2011 quarter and thereafter limit quarterly cash distributions to our unitholders to $0.45 per unit provided that we maintain a minimum liquidity of $17.5 million. If these conditions are satisfied, we will be permitted to pay distributions if (a) the fixed charge coverage ratio is at least 1.0 to 1.0 for two consecutive fiscal quarters prior to and after giving effect to such distributions; (b) the projected fixed charge coverage ratio is equal to or greater than 1.0 to 1.0 for the next twelve months and is equal to or greater than 1.0 to 1.0 in three of four of those quarters; and (c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0.

        Subject to the limitations contained in our Revolving Loan Agreement, and our ATB Agreement (collectively, "Revolver and ATB Agreements"), the amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

        As of September 10, 2010, affiliates of our general partner indirectly owned a 0.58% general partner interest and a 11.77% limited partner interest in us and own and control K-Sea General Partner GP LLC. Conflicts of interest may arise between K-Sea General Partner L.P. and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Our general partner's discretion in establishing cash reserves may reduce the amount of cash available for future distributions to unitholders.

        Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.

In calculating our available cash from operating surplus each quarter, we are required to deduct estimated maintenance capital expenditures, which may result in less cash available for future distributions to unitholders than if actual maintenance capital expenditures were deducted.

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

We may issue additional limited partner units without the approval of unitholders, which would dilute unitholders' ownership interests.

        We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. For example, we issued 15,653,775 Series A Preferred Units to KA First Reserve, LLC in exchange for approximately $85.0 million on September 10, 2010. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15.0 million upon clearance of a Hart-Scott-Rodino review. The issuance by us of additional common units, additional preferred units or other equity securities will have the following effects:

  •
  our unitholders' proportionate ownership interest in us will decrease;

  •
  the amount of cash available for future distributions on each unit may decrease;

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

Restrictions in our debt agreements may prevent us from paying distributions.

        Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our Revolver and ATB Agreements prohibit the payment of distributions prior to the end of the fiscal quarter ending March 31, 2011. The following requirements must be met and/or defaults must not have occurred (among others) before making any distributions:

  •
  failure to pay any principal, interest, fees, expenses or other amounts when due;

  •
  default under any vessel mortgage;

  •
  failure to notify the lenders of any significant oil spill or discharge of hazardous material, or of any action or claim related thereto;

  •
  breach or lapse of any insurance with respect to the vessels;

  •
  breach of certain financial covenants;

  •
  failure to meet a minimum liquidity requirement of $17.5 million;

  •
  failure to meet a maximum total Funded Debt to EBITDA ratio (as defined per the Revolver and ATB Agreements) of less than 5.0 to 1.0;

  •
  failure to meet a minimum Fixed Charge Cover ratio (as defined per the Revolver and ATB Agreements) (a) of at least 1.0 to 1.0 for two consecutive fiscal quarters prior to and after giving effect to such distributions measured on a three month trailing basis; and (b) the projected fixed charge coverage ratio is equal to or greater than 1.0 to 1.0 for the next twelve months and is equal to or greater than 1.0 to 1.0 in three of four of those quarters;

  •
  breach by our general partner or any of our subsidiaries of the guarantees issued under our amended agreement;

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

Certain of our investors may sell units in the public market, which could reduce the market price of our outstanding common units.

        We have agreed to file a registration statement on Form S-3 to cover sales by KA First Reserve, LLC of all common units issuable upon conversion of our outstanding preferred units and additional preferred units that we issue as in-kind quarterly distributions. If KA First Reserve, LLC or a successor to its registration rights were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

        The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. If less than 90% of our gross income for any taxable year is "qualifying income" from transportation or processing of crude oil, natural gas or products thereof, interest, dividends or similar sources, we will be subject to tax as a corporation under

Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years. The IRS has not provided any ruling whether we are taxable as a partnership for federal income tax purposes.

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions would generally be taxed again to unitholders as corporate dividends (to the extent of our current and accumulated earnings and profits) and no income, gains, losses, or deductions would flow through to unitholders. Because a tax would be imposed upon us as an entity, cash available for distribution to unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders and thus would likely result in a substantial reduction in the value of the common units.

        Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. The partnership agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the target distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for United States federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, if members of Congress consider substantial changes to the definition of qualifying income under the Internal Revenue Code Section 7704(d), it is possible that these efforts could result in changes to the existing United States tax laws that affect publicly traded partnerships, including us. Further, at the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

        If a unitholder sells his common units, that unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder's tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased the unitholder's tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the unitholder's tax basis in that common unit, even if the price the unitholder receives is less than the unitholder's original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to unitholders due to recapture items, including depreciation recapture. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of common units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, because the amount realized includes a unitholder's share of nonrecourse liabilities, if unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and other retirement plans, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and therefore taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

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

        In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Alaska, California, Delaware, Hawaii, Massachusetts, New York, New Jersey, Oregon, Pennsylvania, Virginia and Washington, certain of which impose a personal income tax. We currently conduct certain operations in Canada and Venezuela in a manner that we believe does not subject unitholders to direct liability to pay tax or file returns in those countries, but there can be no assurance that we will conduct our foreign operations in this manner in the future. Taxes we pay with respect to our foreign operations reduce the cash flow available for distribution to our unitholders. We may do business or own property in other states or foreign countries in the future. It is the responsibility of unitholders to file all federal, state, local, and foreign tax returns.

We have subsidiaries that are treated as corporations for federal income tax purposes and are subject to corporate-level income taxes.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. If this occurs, you will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to you with respect to that period. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if the taxpayer requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

We prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units of the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred, which is standard practice for master limited partnerships. The use of this proration method may not be permitted under existing Treasury regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although existing publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

        On July 7, 2010, one of our tug boats towing a third party barge was involved in a collision with an amphibious passenger vessel off of Penn's Landing in the Delaware River which resulted in the sinking of the passenger vessel. At the time of the collision, there were 35 passengers and two crew members on board the passenger vessel. Two of the passengers were fatally injured and several others were treated for minor injuries. The National Transportation Safety Board and United States Coast Guard are conducting a joint investigation of the incident. We have been notified of potential claims and have been named in several lawsuits relating to this incident. Although the outcome of these potential claims or actions cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4.    RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Units, Distributions and Related Unitholder Matters

        Our common units are listed on the New York Stock Exchange under the symbol "KSP." As of September 10, 2010, there were 19,127,411 outstanding common units, which were held by approximately 101 holders of record, representing approximately 12,200 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
			Cash Distribution(1)
	High	Low
2010 Fiscal Year
Fourth Quarter Ended June 30, 2010	$10.12	$4.30	$—
Third Quarter Ended March 31, 2010	$15.36	$8.63	$—
Second Quarter Ended December 31, 2009	$23.50	$10.36	$—
First Quarter Ended September 30, 2009	$24.59	$18.03	$0.45
2009 Fiscal Year
Fourth Quarter Ended June 30, 2009	$21.44	$16.46	$0.77
Third Quarter Ended March 31, 2009	$20.43	$13.25	$0.77
Second Quarter Ended December 31, 2008	$20.50	$10.80	$0.77
First Quarter Ended September 30, 2008	$31.75	$19.05	$0.77

(1)
Distributions are shown for the quarter with respect to which they were declared.

        The aggregate amount of cash distributions declared in respect of the 2010 and 2009 fiscal years totaled $8.7 million and $51.0 million, respectively. The general partner was issued an aggregate 99,683 common units in respect of the third and fourth quarters of fiscal 2009 in lieu of approximately $2.5 million of cash distributions. These common units were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Cash Distribution Policy

        Unless restricted by the terms of our Revolver and ATB Agreements, within 45 days after the end of each quarter, we distribute all of our available cash from operating surplus to unitholders of record on the applicable record date. Our available cash from operating surplus consists generally of all cash on hand at the end of the fiscal quarter, plus all cash on hand resulting from working capital borrowings made after the end of the quarter up to the date of determination of available cash, less the amount of cash that our general partner determines is necessary or appropriate to, among others:

  •
  provide for the proper conduct of our business, including reserves for future capital and maintenance expenditures;

  •
  comply with applicable law, any of our debt instruments, or other agreements; or

  •
  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters.

        Our ability to distribute available cash is contractually restricted by the terms of our credit facilities, which require us to maintain certain financial ratios and generally prohibit distributions to unitholders if the distribution would cause an event of default, or an event of default exists, under our credit facilities. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Loan and Credit Agreements" in Item 7 of this report.

        On September 10, 2010, we issued 15,653,775 Series A Preferred Units to KA First Reserve, LLC in exchange for approximately $85.0 million. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15.0 million upon clearance of a Hart-Scott-Rodino review. The preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units have a coupon of 13.5%, with payment-in-kind distributions through the quarter ended June 30, 2012 or, if earlier, when we resume cash distributions on our common units. We have an option to force the conversion of the preferred units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units. The preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. Our general partner currently holds a 100% equity interest in the entity that holds the incentive distribution rights, and may transfer the incentive distribution rights separately from its general partner interest, subject to restrictions in the partnership agreement.

        As of September 10, 2010, our general partner and its affiliates owned an approximately 0.58% general partner interest in us, 4,115,840 common units and all of our incentive distribution rights. An affiliate of our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the incentive distribution provisions, an affiliate of our general partner is entitled to 13% of amounts we distribute in excess of $0.55 per unit, 23% of the amounts we distribute in excess of $0.625 per unit and 48% of amounts we distribute in excess of $0.75 per unit.

        Under our partnership agreement, our general partner and holders of incentive distribution rights may elect to receive distributions with respect to a quarter, in whole or in part, in the form of common units instead of cash to the extent approved in advance by the conflicts committee of the board of directors of the general partner of our general partner.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter of fiscal 2010.

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

	Years Ended June 30,
	2010	2009	2008	2007	2006
Income Statement Data:
Voyage revenue	$248,092	$310,429	$312,680	$216,924	$176,650
Other revenue	17,333	20,033	13,600	9,650	6,118

Total revenues	265,425	330,462	326,280	226,574	182,768
Voyage expenses	45,890	67,029	79,427	45,875	37,973
Vessel operating expenses	138,051	144,291	124,551	96,005	77,325
General and administrative expenses	27,238	29,806	28,947	20,472	17,309
Depreciation and amortization	64,196	53,582	48,311	33,415	26,810
Loss on acquisition of land and building	1,697	—	—	—	—
Net (gain) loss on sale of vessels	(801)	(702)	(601)	102	(313)
Impairment of goodwill	54,300	—	—	—	—

Total operating expenses	330,571	294,006	280,635	195,869	159,104

Operating income (loss)	(65,146)	36,456	45,645	30,705	23,664
Interest expense, net	22,588	21,503	21,275	14,097	10,118
Net loss on reduction of debt(1)	—	—	—	—	7,224
Other expense (income), net	(535)	402	(2,164)	(63)	(64)

Income (loss) before provision for (benefit of) income taxes	(87,199)	14,551	26,534	16,671	6,386
Provision for (benefit of) income taxes	(218)	287	529	851	484

Net income (loss)	(86,981)	14,264	26,005	15,820	5,902

Less net income attributable to non-controlling interest	398	317	337	—	—

Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders ("net income (loss) of K-Sea")	$(87,379)	$13,947	$25,668	$15,820	$5,902

Allocation of net income (loss) of K-Sea:
General partner's interest in net income (loss) of K-Sea	$(916)	$4,474	$3,311	$1,320	$391
Limited partner's interest in net income (loss) of K-Sea	$(86,463)	$9,473	$22,357	$14,500	$5,511
Net income (loss) of K-Sea	$(87,379)	$13,947	$25,668	$15,820	$5,902
Net income per unit—basic	$(4.60)	$0.61	$1.73	$1.45	$0.57
—diluted	$(4.60)	$0.61	$1.73	$1.45	$0.57
Balance Sheet Data (at year end):
Vessels and equipment, net	$604,197	$533,996	$608,209	$358,580	$316,237
Total assets	696,137	738,803	798,308	439,833	389,220
Total debt	382,935	383,013	439,206	244,287	193,380
K-Sea Transportation Partners' capital	230,420	279,414	275,178	152,653	163,943
Non-controlling interest capital	4,589	4,514	4,519	—	—
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$7,797	$52,277	$40,775	$41,176	$20,072
Investing activities	(39,637)	(45,382)	(292,196)	(63,704)	(105,398)
Financing activities	31,917	(6,828)	252,261	22,614	86,064
Other Financial Data:
Capital expenditures(2):
Maintenance	$22,825	$21,431	$27,836	$20,337	$13,753
Expansion (including vessel and company acquisitions)	9,213	9,624	240,710	25,960	98,073

Total	$32,038	$31,055	$268,546	$46,297	$111,826

Construction of tank vessels	$37,675	$65,189	$51,987	$33,315	$20,702

Distributions declared per common unit in respect of the period	$0.45	$3.080	$2.990	$2.680	$2.380

	Years Ended June 30,
	2010	2009	2008	2007	2006
Operating Data:
Number of tank barges (at period end)	65	69	74	60	61
Number of tankers (at period end)	—	—	1	1	2
Number of tugboats (at period end)	66	66	66	44	41
Total barrel-carrying capacity (in thousands at period end)	4,187	4,125	4,423	3,464	3,357
Net utilization(3)	77%	85%	84%	85%	83%
Average daily rate(4)	$11,391	$11,521	$11,334	$10,097	$9,245

(1)
Fiscal 2006 includes a loss of $7.2 million in connection with the restructuring of our revolving credit facility and repayment of certain term loans, including our private placement bonds guaranteed by the Maritime Administration of the U.S. Department of Transportation pursuant to Title XI of the Merchant Marine Act of 1936 in fiscal 2006.

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

GENERAL

        We are a leading provider of marine transportation, distribution and logistics services for refined petroleum products in the United States. As of September 1, 2010, we operated a fleet of 65 tank barges and 66 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners. With approximately 4.2 million barrels of capacity, as of September 1, 2010, we believe we operate the largest coastwise tank barge fleet in the United States.

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

SIGNIFICANT EVENTS DURING FISCAL 2010

Goodwill Impairment Charge

        In June 2010, management considered whether or not events or changes in circumstances indicated that the carrying amount of its goodwill, all of which relates to our Pacific region reporting unit, may not be recoverable. As a result of severe disruptions in our markets causing reductions to our revenue, operating income, and cash flow forecasts, we determined that such factors were indicative of a triggering event requiring an interim impairment analysis as of June 30, 2010. These disruptions in our markets contributed to a sustained decline in our unit price, and as a result, our equity market capitalization fell significantly below the net book value of the equity. Our goodwill impairment test is based on a discounted cash flow analysis using the estimated future cash flows from our vessels. The market perceived risk premium implied by our sustained low unit price and increased cost of debt increased our discount rate causing a full-write off of our goodwill. Accordingly we recorded an impairment charge of $54.3 million relating to the goodwill associated with our Pacific region reporting unit during the three months and year ended June 30, 2010. See "—Critical Accounting Policies—Impairment of Goodwill" below.

Long Lived Assets Impairment Charge

        The expiration of long-term contracts has resulted in increased double-hull availability within the industry. In addition, the customer preference for double-hull vessels has intensified, resulting in the commercial obsolescence of single-hull equipment. As a result, it is becoming increasingly difficult to employ single-hull vessels at margins sufficient to operate them profitably. Therefore, although we are permitted to continue to operate our single-hull tank vessels until January 1, 2015, we phased out certain of our single hulls during fiscal year 2010.

        During September 2009, we recorded an impairment charge of $5.9 million on certain single-hull vessels based on cash flow forecasts developed using our own data. An additional impairment charge of $1.7 million was recorded during March 2010 relating to four vessels with a net book value of $3.7 million. The impairment charge was based on estimated sales proceeds for such vessels, which were under contracts for sale and which were sold during the fourth quarter of fiscal 2010. We identified a triggering event requiring an impairment review of all of our long lived assets as of June 30, 2010. As a result, an additional impairment charge of $4.2 million was recorded relating to eight tug boats, two single hull vessels and one small vessel used to support activities in Hawaii.

        In August 2010, we sold a newbuild 30,000-barrel barge for $2.3 million, net of commission and escrow agent fees. As the asset was held for sale as of June 30, 2010, we recorded a construction in progress impairment charge of $0.9 million reflecting the difference in the purchase commitment cost and the net proceeds received upon sale.

        See "—Critical Accounting Policies—Impairment of Long Lived Assets" below.

Common Unit Offering

        In August 2009, we completed a public offering of 3,244,500 common units representing limited partner interests. The price to the public was $19.15 per unit. The aggregate net proceeds of approximately $59.2 million from the offering, after payment of underwriting discounts and commissions but excluding other transaction costs, were used to repay borrowings of approximately $35.0 million under our revolving loan and credit agreements and to make construction progress payments in connection with our vessel newbuilding program.

RECENT DEVELOPMENTS

Issuance of Series A Preferred Units

        On September 10, 2010, we issued 15,653,775 Series A Preferred Units to KA First Reserve, LLC in exchange for approximately $85.0 million. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15.0 million upon clearance of a Hart-Scott-Rodino review. The preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units have a coupon of 13.5%, with payment-in-kind distributions through the quarter ended June 30, 2012 or, if earlier, when we resume cash distributions on our common units. We have an option to force the conversion of the preferred units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units. The preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the preferred units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction. The preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act, and certain rules and regulations promulgated under that section.

Amendment of Partnership Agreement

        Effective September 10, 2010, in connection with the issuance of the preferred units to KA First Reserve, the Partnership entered into the Fourth Amended and Restated Agreement of Limited Partnership ("Restated Partnership Agreement") to, among other things, designate the terms of the preferred units.

        Under the Restated Partnership Agreement, except with respect to certain matters, the preferred units have voting rights that are identical to the voting rights of the common units and vote with the common units as a single class, with each preferred unit entitled to one vote for each common unit into which such preferred unit is convertible. The preferred units also have class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the preferred units.

        We will not pay any distribution with respect of any common units in any quarter in which the preferred units do not receive a quarterly distribution in full in cash. If we fail to pay in full any quarterly distribution with respect to the preferred units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full, and such unpaid amounts will accrue interest at the coupon rate. The record date for the determination of preferred unit holders entitled to receive quarterly distributions will be the same as the record date for determination of common unit holders entitled to receive quarterly distributions.

        Under the Restated Partnership Agreement, upon any liquidation and winding up or the sale of substantially all of our assets, the holders of preferred units generally will be entitled to receive, in preference to the holders of any of our other securities, the liquidation value of the preferred units, which is equal to the sum of (i) the issue price, plus (ii) all unpaid cash distributions and all accrued and unpaid interest thereon, plus (iii) all accrued but unpaid distributions for the quarter in which liquidation occurs, minus distributions of capital surplus to the holders of the preferred units.

Amendment of Credit Facility

        On August 31, 2010, we amended our revolving loan agreement (as amended, "Revolving Loan Agreement") to, among other things, (1) reduce the revolving lenders' commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage, total funded debt to EBITDA and asset coverage covenants, (3) maintain a July 1, 2012 maturity date, and (4) allow the payment of cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. The obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels having an orderly liquidation value equal to at least 1.50 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at our option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or the 30-day London Interbank Offered Rate ("LIBOR") plus 1%, plus a margin based upon the ratio of total funded debt to EBITDA of between 1.75% and 4.75%, or (b) the 30-day LIBOR, plus a margin based upon the ratio of total funded debt to EBITDA ranging from 2.75% to 5.75%.

Other Amendments

        Also on August 31, 2010, we entered into an amendment (the "ATB Amendment") to a secured term loan credit facility ("Term Loan Agreement") in the amount of $57.6 million dated June 4, 2008. The ATB Amendment, among other things, amended the financial covenants and LIBOR margins to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment described above. The ATB Amendment was subject to an amendment fee of $0.3 million.

        Also on August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. We incurred fees of $0.2 million relating to such consents. On June 29, 2010, we entered into amendments to eliminate the financial covenants in two of our operating lease agreements and one term loan agreement.

        Additionally, on August 31, 2010, we terminated an operating lease agreement (bareboat charter agreement) with the shipowner in conjunction with the shipowner's sale of the vessel to another party. We incurred a charge of $0.7 million relating to the lease termination. Concurrently, we entered into a new eight year lease agreement (bareboat charter agreement) with the new owner of the vessel which requires monthly lease payments of $0.1 million.

Agreements to Sell Non-Core Assets

        We have entered into a definitive agreement to sell two tugboats and our two oldest double-hulled barges to an international buyer, and we have a definitive agreement to sell our environment services property in Norfolk, Virginia. Both transactions should close by the end of September 2010.

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

 RESULTS OF OPERATIONS

        The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates):

	For the Years Ended June 30,
	2010	2009	2008
Voyage revenue	$248,092	$310,429	$312,680
Other revenue	17,333	20,033	13,600

Total revenues	265,425	330,462	326,280
Voyage expenses	45,890	67,029	79,427
Vessel operating expenses	138,051	144,291	124,551
General and administrative expenses	27,238	29,806	28,947
Depreciation and amortization	64,196	53,582	48,311
Loss on acquisition of land and building	1,697	—	—
Net gain on sale of vessels	(801)	(702)	(601)
Impairment of goodwill	54,300	—	—

Total operating expenses	330,571	294,006	280,635
Operating income (loss)	(65,146)	36,456	45,645
Interest expense, net	22,588	21,503	21,275
Other expense (income), net	(535)	402	(2,164)

Income (loss) before provision for (benefit of) income taxes	(87,199)	14,551	26,534
Provision for (benefit of) income taxes	(218)	287	529

Net income (loss)	(86,981)	$14,264	$26,005

Less net income attributable to non-controlling interest	398	317	337

Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders	$(87,379)	$13,947	$25,668

Net voyage revenue by trade
Coastwise
Total tank vessel days	15,154	16,262	15,103
Days worked	11,997	14,246	13,174
Scheduled drydocking days	540	333	831
Net utilization	79%	88%	87%
Average daily rate	$13,340	$13,457	$13,731
Total coastwise net voyage revenue(a)	$160,042	$191,711	$180,893
Local
Total tank vessel days	7,806	8,545	9,267
Days worked	5,754	6,880	7,406
Scheduled drydocking days	102	218	174
Net utilization	74%	81%	80%
Average daily rate	$7,327	$7,513	$7,070
Total local net voyage revenue(a)	$42,160	$51,689	$52,360
Tank vessel fleet
Total tank vessel days	22,960	24,807	24,370
Days worked	17,751	21,126	20,580
Scheduled drydocking days	642	551	1,005
Net utilization	77%	85%	84%
Average daily rate	$11,391	$11,521	$11,334
Total fleet net voyage revenue(a)	$202,202	$243,400	$233,253

(a)
Net voyage revenue is a non-GAAP measure which is defined above under "Definitions" and reconciled to Voyage revenue, the nearest GAAP measure, under "Voyage Revenue and Voyage Expenses" in the period-to-period comparisons below.

55

Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

Voyage Revenue and Voyage Expenses

        Voyage revenue was $248.1 million for the year ended June 30, 2010; a decrease of $62.3 million, or 20.1%, as compared to voyage revenue of $310.4 million for the year ended June 30, 2009. Voyage expenses were $45.9 million for the year ended June 30, 2010, a decrease of $21.1 million, or 31.5%, as compared to voyage expenses of $67.0 million for the year ended June 30, 2009. The decrease in voyage revenue primarily relates to lower utilization for the fleet. The decrease in voyage expenses primarily relates to lower utilization for the fleet offset by an increase in the price of fuel for the year ended June 30, 2010 as compared to the year ended June 30, 2009.

Net Voyage Revenue

        Net voyage revenue was $202.2 million for the year ended June 30, 2010; a decrease of $41.2 million, or 16.9%, as compared to net voyage revenue of $243.4 million for the year ended June 30, 2009. In our coastwise trade, net voyage revenue was $160.0 million for the year ended June 30, 2010, a decrease of $31.7 million, or 16.5%, as compared to $191.7 million for the year ended June 30, 2009. Net utilization in our coastwise trade was 79% for the year ended June 30, 2010 as compared to 88% for the year ended June 30, 2009. Net voyage revenue in our coastwise trade decreased by an aggregate $51.7 million for the year ended June 30, 2010 primarily relating to (1) a decrease of $23.8 million relating to thirteen barges which worked in the spot market in the twelve months ended June 30, 2010 as compared to being on time charters during the twelve months ended June 30, 2009, (2) a decrease of $11.4 million relating to seven single-hull barges, of which three were sold, three were retired and one was returned to the lessor from a long-term lease in January 2009, (3) a decrease of $10.1 million relating to five barges which moved from transporting petroleum products during the year ended June 30, 2009 to performing storage activities for the processing of oily water at our waste water treatment facility during the year ended June 30, 2010, (4) a decrease of $3.1 million relating to four vessels on time charter during the twelve months ended June 30, 2010 and 2009 which had a decline in average daily rate on their new or renewed time charter, (5) a decrease of $2.3 million relating to two vessels which were in the shipyard for an extended period during the year ended June 30, 2010 and (6) a decrease of $1.0 million relating to one barge which had lower utilization during the year ended June 30, 2010 due to weak demand in the spot market. These decreases were partially offset by an aggregate increase in net voyage revenue in our coastwise trade of $20.0 million relating to (1) an increase of $16.4 million due to an increase in the number of working days for our barges due to the delivery of the DBL 76, which began operations in November 2008, the DBL 79, which began operations in January 2009, the DBL 185, which began operations in November 2009, the DBL 54, which began operations in March 2010, and the DBL 106, which began operations in April 2010 and (2) an increase of $3.6 million relating to three barges which were in the shipyard for extended periods during the year ended June 30, 2009 and four barges which had higher rates and utilization during the year ended June 30, 2010 primarily due to contractual rate increases and some service interruption experienced during the three month period ended December 31, 2008. Coastwise average daily rates decreased 0.9% to $13,340 for the year ended June 30, 2010 from $13,457 for the year ended June 30, 2009 mainly as a result of lower rates relating to storage contracts serviced by vessels supporting our waste water treatment facility.

        Net voyage revenue in our local trade for the year ended June 30, 2010 decreased by $9.5 million, or 18.4%, to $42.2 million from $51.7 million for the year ended June 30, 2009. Local net voyage revenue decreased an aggregate of $10.5 million for the year ended June 30, 2010 primarily due to (1) a decrease of $2.8 million relating to the retirement of three single-hull vessels during fiscal year 2009, (2) a decrease of $3.3 million relating to five single hull barges which were retired during the year ended June 30, 2010, (3) a decrease of $3.2 million relating to six barges which worked in the spot market in the year ended June 30, 2010 as compared to being on a time charter for the year ended

June 30, 2009 and (4) a decrease of $1.2 million relating to four vessels which were in the shipyard for an extended period during the year ended June 30, 2010. These decreases were partially offset by an aggregate increase in net voyage revenue in our local trade of $1.0 million relating to (1) an increase of $0.7 million due to a vessel which was placed in service during the fourth quarter of fiscal 2009, (2) an increase of $0.1 million due to one barge which had increased utilization and rates for the year ended June 30, 2010 and (3) an increase of $0.2 million due to a vessel that was in the shipyard for an extended period during the year ended June 30, 2009. Net utilization in our local trade was 74% for the year ended June 30, 2010, compared to 81% for the year ended June 30, 2009. Average daily rates in our local trade decreased 2.5% to $7,327 for the year ended June 30, 2010 from $7,513 for the year ended June 30, 2009 due to weak spot market rates.

Other Revenue

        Other revenue decreased by $2.7 million, or 13.5%, to $17.3 million for the year ended June 30, 2010, as compared to $20.0 million for the year ended June 30, 2009. Other revenue decreased by an aggregate $5.1 million due to a decrease of $4.1 million due to the expiration of time charters relating to tug boats acquired in fiscal year 2008 and laying up certain tug boats in fiscal year 2010, a decrease of $0.5 million for three barges under bareboat charter during the year ended June 30, 2009, which were disposed in the fiscal year 2009, and the absence of a gain during fiscal year 2010 relating to a customer contract cancellation settlement which occurred during fiscal year 2009. This decrease was partially offset by an aggregate increase of $2.5 million relating to one tug boat towing contract and one barge bareboat contract which each began during fiscal year 2010.

Vessel Operating Expenses

        Vessel operating expenses were $138.1 million for the year ended June 30, 2010, a decrease of $6.2 million, or 4.3%, as compared to $144.3 million for the year ended June 30, 2009. Vessel labor and related costs for the year ended June 30, 2010 decreased $8.2 million, primarily due to a decrease in crew headcount resulting from lower utilization which was partially offset by an increase in medical insurance costs of $1.5 million. Other vessel operating costs decreased approximately $6.0 million for the year ended June 30, 2010, including: (1) a decrease of $2.1 million in repairs and maintenance, (2) a decrease of $1.7 million in insurance expense primarily due to the supplemental insurance call which occurred during the year ended June 30, 2009, reduced premiums relating to vessels sold during the years ended June 30, 2010 and 2009 and premium credits for vessels laid up during the year ended June 30, 2010, (3) a decrease of $1.3 million in outside towing expenses as a result of additional tug availability during the year ended June 30, 2010 due to the retirement of certain single-hull vessels, (4) a decrease of $0.7 million in bad debt expense and (5) a decrease of $0.2 million relating to fuel and other costs due to expired towing contracts and a decrease in the overall price of fuel. These decreases were partially offset by $6.5 million of aggregate increases attributable to (1) $5.5 million in outside charter fees due to the sale of eight tank barges under sale leaseback agreements in fiscal year 2009, (2) $0.7 million relating to an increase in operating costs for our waste water treatment facility, and (3) $0.3 million in claim costs.

Depreciation and Amortization

        Depreciation and amortization was $64.2 million for the year ended June 30, 2010, an increase of $10.6 million, or 19.8%, as compared to $53.6 million for the year ended June 30, 2009. The increase in depreciation and amortization for the year ended June 30, 2010 includes $12.6 million due to the impairment of certain vessels and construction in progress as described under "—Significant Events" above. This increase was partially offset by a decrease of $2.0 million for vessels sold under sale leaseback during fiscal year 2009 and lower depreciation for vessels sold and impaired during the years ended June 30, 2010 and 2009.

Loss on Acquisition of Land and Building

        Loss on acquisition of land and building was $1.7 million for the year ended June 30, 2010. The loss of $1.7 million for the year ended June 30, 2010 was a result of the October 2009 exercise of a purchase option in a lease agreement which was executed in December 2004. The price of the facility was approximately $1.7 million in excess of its fair value resulting in the loss. Fair value was determined based on our consideration of comparable land sales and replacement cost data. The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business.

Net Gain on Sale of Vessels

        Net gain on sale of vessels was $0.8 million for the year ended June 30, 2010, an increase of $0.1 million, or 14.3%, as compared to $0.7 million for the year ended June 30, 2009. The gain of $0.8 million for the year ended June 30, 2010 was a result of the sale of nine single hull barges, one deck barge and one tug boat.

Impairment of Goodwill

        Impairment of goodwill was $54.3 million for the year ended June 30, 2010. The impairment of goodwill was a result of a triggering event requiring both a long lived asset impairment and goodwill impairment analysis as described under "—Significant Events" above.

General and Administrative Expenses

        General and administrative expenses were $27.2 million for the year ended June 30, 2010; a decrease of $2.6 million, or 8.7%, as compared to general and administrative expenses of $29.8 million for the year ended June 30, 2009. The $2.6 million decrease includes a $1.1 million decrease in labor and related costs due to a reduction in head count offset by an increase in medical expense of $0.4 million, a $0.2 million decrease in stock compensation costs due to the absence of new grants during fiscal year 2010, a $0.3 million decrease in travel expenses resulting from a decrease in headcount, a $0.7 million decrease in expenses relating to professional services and an additional $0.6 million in general cost reduction activities.

Interest Expense, Net

        Net interest expense was $22.6 million for the year ended June 30, 2010, or $1.1 million higher than the $21.5 million incurred for the year ended June 30, 2009. Net interest expense increased for the year ended June 30, 2010 compared to June 30, 2009 due to higher margins on certain debt agreements and a $0.8 million write-off of deferred financing fees, both resulting from amending our revolving loan agreement and a term loan facility, partially offset by lower average debt balances and lower variable interest rates.

Other Expense (Income), Net

        Other expense (income), net of ($0.5 million) for the year ended June 30, 2010 is primarily comprised of a $0.5 million reversal of a provision for contract cancellation due to a settlement agreement with a shipyard. Other expense (income), net of $0.4 million for the year ended June 30, 2009 is primarily comprised of the same $0.5 million provision for contract cancellation noted above.

Provision for Income Taxes

        Our provision for income taxes is based on our estimated annual effective tax rate. For the year ended June 30, 2010 and 2009, our effective tax rate was negative 0.3% and 2.0%, respectively. Our effective tax rate was lower for the year ended June 30, 2010 compared to the year ended June 30, 2009, primarily due to the pre-tax book loss at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our operating partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our operating partnership's corporate subsidiaries.

Net Income (Loss)

        Net loss was $87.0 million for the year ended June 30, 2010; a decrease of $101.3 million compared to net income of $14.3 million for the year ended June 30, 2009. This decrease resulted primarily from a $101.6 million decrease in operating income, and a $1.1 million increase in interest expense, partially offset by a $0.9 million increase in other income and a $0.5 million decrease in the provision for income taxes.

Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

Voyage Revenue and Voyage Expenses

        Voyage revenue was $310.4 million for the year ended June 30, 2009; a decrease of $2.3 million, or 0.7%, as compared to voyage revenue of $312.7 million for the year ended June 30, 2008. Voyage expenses were $67.0 million for the year ended June 30, 2009, a decrease of $12.4 million, or 15.6%, as compared to voyage expenses of $79.4 million for the year ended June 30, 2008. The decrease in voyage expenses primarily relates to the decrease in the price of fuel.

Net Voyage Revenue

        Net voyage revenue was $243.4 million for the year ended June 30, 2009; an increase of $10.1 million, or 4.3%, as compared to net voyage revenue of $233.3 million for the year ended June 30, 2008. In our coastwise trade, net voyage revenue was $191.7 million for the year ended June 30, 2009, an increase of $10.8 million, or 6.0%, as compared to $180.9 million for the year ended June 30, 2008. Net utilization in our coastwise trade was 88% for the year ended June 30, 2009 as compared to 87% for the year ended June 30, 2008. Net voyage revenue in our coastwise trade increased $15.0 million for the year ended June 30, 2009 due (1) to an increase in the number of working days for our barges (a) the DBL 77 and the Washington, both of which began operations in July 2008 and (b) the DBL 76 and the DBL 79, which began operations in November 2008 and January 2009, respectively, and (2) the net decrease in scheduled drydocking days in fiscal year 2009 versus fiscal year 2008. These increases were partially offset by a decrease of $2.5 million relating to two barges that were sold and a decrease of $1.8 million relating to a barge which worked in the spot market in the year ended June 30, 2009 as compared to being on a time charter for the year ended June 30, 2008. Average daily rates in our coastwise trade decreased 2.0% to $13,457 for the year ended June 30, 2009 from $13,731 for the year ended June 30, 2008 due to a write down of our fuel inventory to reflect lower fuel cost and lower rates in the Gulf Coast region due to decreased demand for #6 oil due to the lower price of natural gas.

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

General and Administrative Expenses

        General and administrative expenses were $29.8 million for the year ended June 30, 2009; an increase of $0.9 million, or 3.1%, as compared to general and administrative expenses of $28.9 million for the year ended June 30, 2008. As a percentage of total revenues, general and administrative expenses increased to 9.0% for the year ended June 30, 2009 from 8.9% for the year ended June 30, 2008. The $0.9 million increase for the year ended June 30, 2009 is primarily the result of increased personnel costs resulting from increased average headcount for the year ended June 30, 2009 to support our growth and the additional facilities costs of our offices in Hawaii and Seattle.

Interest Expense, Net

        Net interest expense was $21.5 million for the year ended June 30, 2009, or $0.2 million higher than the $21.3 million incurred for the year ended June 30, 2008. Net interest expense increased slightly for the year ended June 30, 2009 compared to June 30, 2008 because of higher average debt balances, partially offset by lower variable interest rates.

Other Expense (Income), Net

        Other expense (income), net of $0.4 million for the year ended June 30, 2009 is primarily comprised of a $0.5 million provision for contract cancellation. Other expense (income), net of ($2.2 million) for the year ended June 30, 2008 is primarily comprised of a reimbursement of certain expenses totaling $2.1 million resulting from a court settlement relating to an incident with one of our tank barges in November 2005.

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

Net Income

        Net income was $14.3 million for the year ended June 30, 2009; a decrease of $11.7 million compared to net income of $26.0 million for the year ended June 30, 2008. This decrease resulted primarily from a $9.2 million decrease in operating income, a $2.6 million decrease in other income and a $0.2 million increase in interest expense, partially offset by a $0.2 million decrease in the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Cash Flows.    Net cash provided by operating activities was $7.8 million, $52.3 million and $40.8 million for the years ended June 30, 2010, 2009 and 2008, respectively. The decrease of $44.5 million in fiscal 2010, compared to fiscal 2009, resulted from a $6.8 million negative impact from changes in assets and liabilities, a $1.2 million increase in drydocking payments and a $36.5 million negative impact from operating results, after adjusting for non-cash expenses such as depreciation and amortization. During the year ended June 30, 2010, our working capital increased, thereby decreasing cash flow, primarily due to an increase in accounts receivable as a result of fewer time charter contracts (which are paid in advance). The increase of $11.5 million in fiscal 2009, compared to fiscal 2008, resulted from a $10.2 million positive impact from changes in operating working capital and by decreased drydocking payments of $4.9 million, offset by $3.6 million of negative impact from operating results, after adjusting for non-cash expenses such as depreciation and amortization. During fiscal 2008, our working capital increased mainly due to increased accounts receivable as a result of increased revenues, and increased prepaid expenses as a result of increased fuel inventory which resulted from higher fuel prices.

        Investing Cash Flows.    Net cash used in investing activities totaled $39.6 million, $45.4 million and $292.2 million for the years ended June 30, 2010, 2009 and 2008, respectively. Tank vessel construction in the year ended June 30, 2010 aggregated $37.7 million and included progress payments on the construction of one 185,000-barrel articulated tug-barge unit and one 100,000-barrel tank barge. Capital expenditures of $5.5 million for the year ended June 30, 2010 consisted primarily of coupling tugboats to our newbuild tank barges. The year ended June 30, 2010 also includes approximately $4.2 million for the purchase of land and a building associated with our waste water treatment operations in Norfolk, Virginia. Proceeds from the sale of vessels and equipment aggregated $5.3 million for the year ended June 30, 2010 and included the sale of nine single hull barges, one deck barge and one tug boat. Collections on notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $2.6 million for the year ended June 30, 2010. Tank vessel construction in the year ended June 30, 2009 aggregated $65.2 million and included progress payments on the construction of one 185,000-barrel articulated tug barge unit, one 100,000-barrel tank barge and two 80,000-barrel tank barges. Capital expenditures of $10.1 million for the year ended June 30, 2009 consisted primarily of coupling tugboats to our newbuild tank barges and rebuilding the hull of one of our tugboats. Cash proceeds on the sale of vessels in the year ended June 30, 2009 were $29.5 million, primarily related to sale-leaseback agreements. Excluded from this amount are $1.5 million related to a note issued by the purchaser of a single-hull barge which was paid in monthly installments with the final payment received in April 2010 and $2.1 million related to a note issued by the purchaser of a single-hull barge which is expected to be paid in monthly installments with the final payment due in October 2010.

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

        Financing Cash Flows.    Net cash provided by financing activities was $31.9 million for the year ended June 30, 2010. Net cash used in financing activities was $6.8 million for the year ended June 30, 2009. Net cash provided by financing activities was $252.3 million for the year ended June 30, 2008. The primary financing activities for the year ended June 30, 2010 included $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 new common units in August 2009, $11.6 million in proceeds from the issuance of long-term debt, net proceeds of $4.2 million from revolving loan and credit agreements borrowings and repayment including a revolving loan agreement repayment of $35.0 million using the equity offering proceeds and the repayment of $16.9 million of term loan borrowings. We also made $21.0 million in distributions to partners as described under "—Payment of Distributions" below, and were required to deposit $3.1 million as additional collateral under a term loan agreement. The primary financing activities for the year ended June 30, 2009 included $51.6 million in gross proceeds from the issuance of 2,000,000 common units in August 2008, $41.4 million in proceeds from the issuance of long-term debt and the repayment of $20.7 million of term loans (which excludes $49.8 million of term loans refinanced via operating lease agreements). We used a portion of the equity offering proceeds for the repayment of $37.5 million of revolving loan borrowings and had additional net borrowings under the revolving loan and credit agreements of $11.7 million. We also made $50.8 million in distributions to partners during fiscal 2009 as described under "—Payment of Distributions" below. The primary financing activities for fiscal 2008 were $138.3 million in gross proceeds from the issuance of 3,500,000 common units in September 2007, $105.0 million of borrowings related to the Smith Maritime Group acquisition, which were repaid with the equity offering proceeds, and $161.9 million of other term loans to finance our vessel newbuilding program and certain tug and barge purchases (including the purchase of eight tugboats from Roehrig Maritime LLC as described under "—Term Loans" below). Repayment of term loans during fiscal 2008 totaled $171.8 million, which included $105.0 million related to the Smith Maritime Group and $27.5 million of bridge financing for the purchase of eight tugboats from Roehrig Maritime LLC. We also increased our credit line borrowings during fiscal 2008 by a net $69.0 million relating to the Smith Maritime Group acquisition and for progress payments on barges under construction, and paid $40.4 million in distributions to partners as described under "—Payment of Distributions" below.

        Payment of Distributions.    The board of directors of K-Sea General Partner GP LLC declared the following quarterly distributions to unitholders: $0.77 per unit in respect of the quarter ended June 30, 2008, which was paid on August 14, 2008 to unitholders of record on August 6, 2008; $0.77 per unit in respect of the quarter ended September 30, 2008, which was paid on November 14, 2008 to unitholders of record on November 7, 2008; $0.77 per unit in respect of the quarter ended December 31, 2008, which was paid on February 16, 2009 to unitholders of record on February 9, 2009; and $0.77 per unit in respect of the quarter ended March 31, 2009, which was paid on May 15, 2009 to unitholders of record on May 8, 2009. Additionally, the board of directors of K-Sea General Partner GP LLC declared a quarterly distribution of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to holders of record on August 10, 2009. The board of directors of K-Sea General Partner GP LLC declared a quarterly distribution of $0.45 per unit in respect of the quarter ended September 30, 2009, which was paid on November 16, 2009 to holders of record on November 9, 2009.

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

        Oil Pollution Act of 1990.    Tank vessels are subject to the requirements of OPA 90. OPA 90 mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum and petroleum product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size. At September 1, 2010, approximately 90% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

        Ongoing Capital Expenditures.    Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. We estimate that, over the next five years, we will spend an average of approximately $21.4 million per year to drydock and maintain our fleet. We expect drydocking and maintenance expenditures to approximate $20.1 million in fiscal 2011. In addition, we anticipate that we will spend approximately $1.0 million annually for other general capital expenditures. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency. For a further discussion of maintenance and expansion capital expenditures, please read footnote 2 to the table in "Selected Financial Data" in Item 6 of this report. The following table summarizes total maintenance capital expenditures, including drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Years Ended June 30,
	2010	2009	2008
Maintenance capital expenditures	$22,825	$21,431	$27,836
Expansion capital expenditures (including vessel and company acquisitions)	9,213	9,624	240,710

Total capital expenditures	$32,038	$31,055	$268,546

Construction of tank vessels	$37,675	$65,189	$51,987

        We took delivery of an 185,000-barrel articulated tug-barge unit, the DBL 185, in October 2009, and a 100,000-barrel tank barge, the DBL 106, in April 2010. These tank barges cost, in the aggregate, $101.8 million. During fiscal 2009, we took delivery of the following newbuild vessels: in November 2008, an 80,000-barrel tank barge, the DBL 76 and in December 2008, an 80,000-barrel tank barge, the DBL 79.

        We took delivery of one 30,000-barrel tank barge in July 2010, the DBL 33; and one 30,000-barrel tank barge in August 2010, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6.6 million. We have a long term contract with a customer relating to the DBL 33. In August 2010, we sold the DBL 34 for $2.3 million, net of commission and escrow agent fees. Since the net proceeds from the sale were lower than the aggregate newbuild cost, we recorded an impairment charge of $0.9 million as of June 30, 2010. We expect to take delivery of a 50,000 barrel tank barge in the third quarter of fiscal 2011 under a lease from the shipyard.

        In December 2008, we sold three barges under sale-leaseback agreements with two financial institutions for an aggregate sales price of $34.4 million. The proceeds of the sales were used to make the final payment for construction of one of the vessels, refinance debt with operating lease obligations and fund a security deposit associated with a lease agreement. Each of the three operating lease agreements gives us the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buy out options after ten years and nine years, respectively. One lease includes a rent escalation after six years. Gains on the sale of two vessels of $0.9 million and $0.8 million were deferred and are being amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over their respective lease terms. Prepaid rent and deferred transaction related costs of $1.6 million are being amortized on a straight line basis over the respective lease terms.

        In June 2009, we sold five barges under sale-leaseback agreements with three financial institutions for an aggregate sales price of $47.8 million. Approximately $34.4 million of sales proceeds were disbursed directly by the purchasers to refinance debt with operating lease obligations and fund security deposits associated with certain lease agreements. Four of the five operating lease agreements gave us the right to renew the lease at the end of its initial lease term, which ranges from nine and a half to ten years. Two of these leases included early buyout options after nine years, one lease included an early buyout option after seven and three quarter years and two leases included early buyout options after seven years. Gains on the sale of two vessels of $1.4 million and $0.1 million are being deferred and amortized as a reduction of lease expense, which is included in vessel operating expenses, on a straight line basis over each of their respective lease terms. Losses on the sales of two vessels of $0.3 million and $0.1 million are included in the consolidated statement of operations for the year ended June 30, 2009. Prepaid rent and deferred transaction related costs of $1.1 million are being amortized on a straight line basis over the respective lease terms.

        Aggregate rent expense for these eight operating lease agreements over their terms is $74.7 million (net of the gain, prepaid rent and deferred cost amortization described above), including rent expense of $7.1 million and $1.4 million for the years ended June 30, 2010 and 2009, respectively, and $7.1 million per year for each year in the five year period ending June 30, 2015. The net unamortized gain relating to these eight leases was $2.8 million and $3.1 million, as of June 30, 2010 and 2009, respectively. The net unamortized prepaid rent and deferred cost relating to these eight leases was $2.4 million and $2.7 million, as of June 30, 2010 and 2009, respectively.

        Liquidity Needs.    Our primary short-term liquidity needs are to fund general working capital requirements, payment of debt service, distributions to unitholders, and drydocking expenditures while our long term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short term liquidity needs are cash flows from operations and borrowings under our revolving loan and credit agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

        We believe that cash flows from operations and borrowings under our revolving loan and credit agreements, described under "—Revolving Loan and Credit Agreements" below, will be sufficient to meet our liquidity needs for the next 12 months.

  Revolving Loan and Credit Agreements.

        Effective August 31, 2010, we amended (the "Revolver Amendment") our revolving loan agreement (as amended, the "Revolving Loan Agreement") to among other things (1) reduce the revolving lenders' commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and total funded debt to EBITDA covenants and increase the asset coverage ratio , (3) maintain a July 1, 2012 maturity date, and (4) allow us to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. In connection with the Revolver Amendment, we incurred amendment and structuring fee totaling $1.16 million, excluding other transaction related costs. Due to the reduction in the borrowing capacity, we will record a charge for the three months ended September 30, 2010 relating to a portion of the unamortized deferred costs associated with the previous revolving loan agreement.

        As amended by the Revolver Amendment, the obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain of our vessels having an orderly liquidation value equal to at least 1.50 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at our option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the 30-day London Interbank Offered Rate ("LIBOR") (a "base rate loan") or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement. We also incur commitment fees, payable quarterly, on the unused amounts under this facility.

        The following table summarizes the applicable margins under the Revolving Loan Agreement, as amended:

Ratio of Total Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Greater than or equal to 6.00:1.00	5.750%	4.750%	0.875%
Greater than or equal to 5.00:1.00 and less than 6.00:1.00	5.250%	4.250%	0.750%
Greater than or equal to 4.50:1.00 and less than 5.00:1.00	4.750%	3.750%	0.625%
Greater than or equal to 3.50:1.00 and less than 4.50:1.00	4.250%	3.250%	0.500%
Greater than or equal to 2.50:1.00 and less than 3.50:1.00	3.750%	2.750%	0.450%
Greater than or equal to 1.50:1.00 and less than 2.50:1.00	3.250%	2.250%	0.375%
Less than 1.50:1.00	2.750%	1.750%	0.375%

provided; that commencing January 1, 2011, all pricing associated with a ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00.

        Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR-based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement.

        As a result of the Revolver Amendment, the minimum fixed charge coverage ratio will decrease from 1.50 to 1.00 to 0.75 to 1.00 for the fiscal quarter ended June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter. In addition, our ratio of total funded debt to EBITDA may not exceed 6.50 to 1.00 for the fiscal quarter ended June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter.

        The Revolver Amendment limits quarterly cash distributions to our unitholders to $0.45 per unit and requires that, inter alia, we maintain a minimum liquidity of $17.5 million in order to declare any distributions. In general, the Revolver Amendment defines liquidity as the sum of (a) unrestricted cash determined on a consolidated basis plus (b) (i) the lesser of (A) $115.0 million and (B) the orderly liquidation value of the vessel collateral divided by 1.50, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination. We will be permitted to pay distributions if (a) the fixed charge coverage ratio is at least 1.0 times for two consecutive fiscal quarters prior to and after giving effect to such distributions; (b) the projected fixed charge coverage ratio is equal to or greater than 1.0 to 1.0 for the next twelve months and is equal to or greater than 1.0 to 1.0 in three of four of those quarters; and (c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0. No such cash distributions may be paid prior to the end of the March 31, 2011 quarter. Any decision to resume cash distributions on our units and the amount of any such distributions would consider maintaining sufficient cash flow in excess of the distribution to continue to move towards lower leverage levels. We will also consider general economic conditions and our outlook for our business as we determine to pay any distribution.

        Loan proceeds under the Revolving Loan Agreement may be used for any purpose in the ordinary course of business, including vessel acquisitions, ongoing working capital needs and distributions. The Revolving Loan Agreement contains covenants that include, among others:

  •
  the maintenance of financial ratios (all ratios as defined in the agreement) as shown below;

  •
  restrictions on creating liens on or disposing of the vessels collateralizing the Revolving Loan Agreement, subject to permitted exceptions;

  •
  restrictions on merging and selling assets outside the ordinary course of business;

  •
  prohibitions on making distributions to limited or general partners of ours during the continuance of a default;

  •
  prohibitions on making distributions to limited or general partners of ours unless a minimum liquidity of $ 17.5 million and certain financial ratios are met;

  •
  restrictions on transactions with affiliates and materially changing our business; and

  •
  limitations on capital expenditures and permitted acquisitions.

        The Revolving Loan Agreement contains customary events of default. If an event of default occurs and is continuing, we must repay all amounts outstanding under the agreement.

        As of June 30, 2010 borrowings under the Revolving Loan Agreement amounted to $136.0 at the LIBOR rate and $9.0 at the base rate. As of June 30, 2009 borrowings outstanding were $140.0 at the LIBOR rate.

        On November 30, 2007, we entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104.9 million of our Revolving Loan Agreement borrowings to fixed rates, for a term of three years. The fixed rates to be paid by us average 4.01% plus the applicable margin. The fair value of the swap contracts of ($1.9 million) and ($4.7 million) as of June 30, 2010 and 2009, respectively, is included in other liabilities in the consolidated balance sheets.

        We also have a separate $5.0 million revolver with a commercial bank to support our daily cash management. On January 5, 2010, we amended and restated this revolver. The amendment reduced the borrowing capacity to $4.0 million (subject to a borrowing base limitation of 75% of orderly liquidation value), conformed the financial covenants to the financial covenants of the Revolving Loan Agreement, including future amendments to such financial covenants, and increased the interest rate margin from 1.4% to 4.25%. Advances under this facility bear interest at 30-day LIBOR plus the margin. The outstanding balances at June 30, 2010 and 2009 totaled $0.0 million and $0.4 million, respectively. This revolving credit facility is collateralized by three barges and one tug boat.

        Term Loans.    Term loans and capital lease obligation outstanding at June 30, 2010 and 2009 were as follows. Descriptions of these borrowings are included below:

	2010	2009
	(in thousands)
Term loans due:
May 1, 2012	1,772	2,619
October 1, 2012	1,622	2,245
December 31, 2012	7,530	8,317
January 1, 2013	11,318	11,039
April 30, 2013	12,750	14,036
May 1, 2013	63,143	67,661
June 1, 2014	15,966	17,418
July 1, 2015	24,920	26,284
November 1, 2015	5,244	5,601
December 1, 2016	56,057	46,023
February 28, 2018	4,893	5,139
April 1, 2018	3,905	4,096
May 1, 2018	14,914	15,638
August 1, 2018	14,451	16,220
Capital lease obligation	—	399

	238,485	242,735
Less current portion	19,024	16,820

	$219,461	$225,915

        On October 8, 2008, we entered into a loan agreement with a financial institution to borrow $5.8 million, for which we pledged two tug boats as collateral. The proceeds of the loan were used to repay indebtedness under our revolving loan agreement. This loan bears interest at a fixed rate of 5.85% per annum. This loan is repayable by one payment of interest only covering the period from the closing date through October 31, 2008, which was paid on November 1, 2008, and 84 monthly installments of $0.06 million commencing December 1, 2008, with the remaining principal balance of $2.9 million, together with interest, due on November 1, 2015. Outstanding borrowings were $5.2 million and $5.6 million at June 30, 2010 and 2009, respectively.

        On June 5, 2008, we closed the last of eleven fixed-rate term loans aggregating $72.1 million, which were entered into between April 30, 2008 and June 5, 2008. These loans were arranged with a financial institution, which assigned all but two to other financial institutions. The proceeds of these loans were used to repay borrowings under our revolving loan agreement, except for $15.0 million which was used to repay an advance on such loans which was borrowed on March 21, 2008 concurrent with the repayment of a separate term loan on March 24, 2008. These term loan agreements contain customary events of default, including a cross default to our revolving loan agreement, and also the fixed charge coverage ratio requirement that is included in the revolving loan agreement. In conjunction with the sale-leaseback transactions two of these term loans were repaid in December 2008 and four were repaid in June 2009. The remaining five term loans have a term of ten years maturing between April 1, 2018 and May 1, 2018 and are collateralized by three barges and two tugboats. The remaining five term loans bear a weighted average interest rate of 6.43% and are repayable in an aggregate fixed monthly payment of $0.2 million. Final balloon payments on the remaining five term loans aggregate $9.1 million between April 1, 2018 and May 1, 2018. Borrowings outstanding on these loans totaled $18.8 million and $19.7 million at June 30, 2010 and 2009, respectively.

        Also on June 5, 2008, in connection with the acquisition of eight tugboats and ancillary equipment from Roehrig Maritime LLC, we entered into a $31.7 million bridge loan agreement with a financial institution. The bridge loan was to mature on October 5, 2008; we have since refinanced $27.5 million of the bridge loan with term loans and repaid the balance on July 13, 2008 using our revolving loan agreement. The term loans all have terms of seven years. Two of the loans totaling $19.9 million bear a weighted average interest rate of 6.52% and are repayable in an aggregate fixed monthly amount of $0.2 million, with final balloon payments of principal totaling $12.1 million due at maturity on July 1, 2015. A third term loan bears interest at LIBOR plus 2.0%, is repayable in fixed principal amounts ranging from $30,896 to $41,946 monthly, plus interest, and matures on July 1, 2015 at which time a final balloon payment of principal of $4.6 million is due. These term loans are collateralized by six tugboats. Borrowings outstanding on these term loans totaled $24.9 million and $26.3 million at June 30, 2010 and 2009, respectively.

        On June 4, 2008, we entered into a credit agreement (the "ATB Facility") with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57.6 million. Obligations under the ATB Facility were collateralized during the construction period by an assignment of our rights under the construction contract with the shipyard and, after delivery, are collateralized by a first preferred mortgage in the tug-barge unit and a cash security deposit of $3.1 million. Interest is payable quarterly at the applicable LIBOR rate plus a margin based upon our ratio of total funded debt to EBITDA, as defined in the agreement. The margin ranged from 1.05% to 1.85% through December 31, 2009 and 2.75% to 4.75% through June 30, 2010. At the November 2, 2009 delivery date of the unit, the aggregate of the advances taken during the construction period of $57.6 million were converted to a term loan ("ATB Loan") repayable in twenty-eight quarterly payments covering 37.5% of the term loan, which approximate $0.8 million each, plus interest at LIBOR plus the applicable margin. The twenty eighth and final payment will also include a balloon payment of $36.0 million. The ATB Loan contained the same financial covenants as are contained in our revolving loan agreement described above, as well as customary events of default. Outstanding borrowings were $56.1 million and $46.0 million at June 30, 2010 and 2009 respectively, under the agreement. On June 13, 2008, we also entered into an agreement with the bank to swap the LIBOR-based, variable rate interest payments on the outstanding balance of the ATB Loan to a fixed rate of 5.08% over the same term, resulting in a total fixed interest rate of 5.08% plus the applicable margin. The fair value of the swap contract of ($8.0 million) and ($4.6 million) as of June 30, 2010 and 2009, respectively, is included in other liabilities in the consolidated balance sheets. On August 31, 2010, we amended the ATB Loan (as amended, "ATB Agreement") to amend the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. The Revolving Loan Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. In connection with this amendment, we paid an amendment fee of 0.5% of the outstanding principal amount. At August 31, 2010, borrowings outstanding under the ATB Agreement were $55.3 million.

        On February 22, 2008, we closed a new ten-year, $5.4 million term loan to finance the purchase of a tugboat. The loan bears interest at 6.15%, and is repayable in monthly installments of $46,220 with a final payment at maturity on February 28, 2018 of $2.4 million. The loan is collateralized by the related tugboat. The principal balance of the loan was $4.9 million and $5.1 million at June 30, 2010 and 2009, respectively.

        On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, we assumed two term loans totaling $23.5 million. The first, in the amount of $19.5 million, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147,455, plus interest, through August 2018. The second, in the amount of $4.0 million, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59,269 to $81,320, plus interest, through May 2012. These loans are collateralized by three tank barges. We also agreed with the lender to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.46%, plus a margin, over the same terms as the loans. Borrowings outstanding on the term loans were $16.2 million and $18.8 million at June 30, 2010 and 2009, respectively. The fair value of the swap contract of ($2.1 million) and ($1.9 million) as of June 30, 2010 and 2009, respectively, is included in other liabilities in the consolidated balance sheets.

        Also in connection with the acquisition of the Smith Maritime Group, we acquired an option to purchase a 50% interest in a joint venture which was exercised in October 2007. The joint venture is consolidated in the accompanying financial statements. The joint venture debt, consisting of a term loan which bears interest at 6.5%, matures on October 1, 2012, and is collateralized by the related tank barge. Borrowings outstanding on this term loan at June 30, 2010 and 2009 were $1.6 million and $2.2 million, respectively.

        In May 2006, we entered into a loan agreement ("Loan Agreement") to borrow up to $23.0 million to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable in monthly principal payments of $120,958, plus accrued interest, over seven years, with the remaining principal amount of $10.3 million payable at maturity on June 1, 2014. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan were $16.0 million and $17.4 million at June 30, 2010 and 2009, respectively. On December 30, 2009, we entered into an amendment ("Loan Agreement Amendment") to the Loan Agreement to amend the Loan Agreement financial covenants to conform to the financial covenants of the Revolving Loan Agreement and incorporate future Revolving Loan Agreement financial covenant amendments.

        On April 3, 2006, we entered into an agreement with a lending institution under which we borrowed $80.0 million, for which we pledged six tugboats and six tank barges as collateral. We used the proceeds of these loans to repay indebtedness under our revolving loan agreement. Borrowings are represented by six loans which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $63.1 million and $67.7 million as of June 30, 2010 and 2009, respectively. Also on April 3, 2006, we entered into an agreement with the lending institution to swap the one-month, LIBOR-based, variable interest payments on the $80.0 million of loans for a fixed payment at a rate of 5.2275% plus the applicable margin, over the same terms as the loans. This swap results in a fixed interest rate on the loans of 6.6275% for their seven-year term. The fair value of the swap contract of ($6.7 million) and ($6.4 million) as of June 30, 2010 and 2009, respectively, is included in other liabilities in the consolidated balance sheets.

        The interest rate swap contracts referred to above have all been designated as cash flow hedges and, therefore, the unrealized gains and losses resulting from the change in fair value of each of the contracts are being reflected in other comprehensive income in the consolidated statements of operations.

        On December 19, 2005, one of our subsidiaries entered into a seven year Canadian dollar (CDN $) term loan to refinance the purchase of an integrated tug-barge unit. The proceeds of US $13.0 million were used to repay borrowings under our revolving loan agreement, which had been used to finance the purchase of the unit. The loan bears interest at a fixed rate of 6.59% and is repayable in 60 monthly installments of CDN $136,328 and 23 monthly installments of CDN $215,991 with the remaining principal amount of CDN $7.7 million payable at maturity on January 1, 2013. This loan is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan totaled US $11.3 million and US $11.0 million as of June 30, 2010 and 2009, respectively.

        In June 2005, we entered into an agreement to borrow up to $18.0 million to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107,143 with the remaining principal amount of $9.0 million payable at maturity on April 30, 2013. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $12.7 million and $14.0 million at June 30, 2010 and 2009, respectively.

        In March 2005, we entered into an agreement to borrow up to $11.0 million to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $65,500 with the remaining principal amount of $5.5 million payable at maturity on December 31, 2012. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $7.5 million and $8.3 million at June 30, 2010 and 2009, respectively.

  Other amendments

        On June 29, 2010 we entered into amendments to eliminate the financial covenants in two of our operating lease agreements and one term loan agreement. On August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. We incurred fees of $0.2 million relating to such consents. On August 31, 2010 the Bareboat Charter was terminated in conjunction with the sale of the vessel by the original lessor to a third party ("New Lessor"). We were required to pay the original lessor a termination fee of $0.7 million. We entered into an eight year operating lease with the New Lessor which requires monthly charter payments of $0.1 million.

        Restrictive Covenants.    The agreements governing our revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants among other things, (a) prohibit any distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and requires that we maintain a minimum liquidity of $17.5 million and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require us to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.50 to 1.00, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 30, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of June 30, 2009, we were in compliance with all of our debt covenants. As a result of the August 31, 2010 amendments described above, as of June 30, 2010 we are in compliance with all of our financial and debt covenants. Without these amendments, we would have been in violation of the minimum fixed charge coverage ratio and the total funded debt to EBITDA ratio requirements at June 30, 2010.

        Issuance of Preferred Units.    On September 10, 2010, we issued 15,653,775 Series A Preferred Units to KA First Reserve,  LLC in exchange for approximately $85.0 million. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15.0 million upon clearance of a Hart-Scott-Rodino review. The preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units have a coupon of 13.5%, with payment-in-kind distributions through the quarter ended June 30, 2012 or, if earlier, when we resume cash distributions on our common units. We have an option to force the conversion of the preferred units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units. The preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the preferred units to KA First Reserve, and will use the net proceeds from the sale of any additional preferred units to KA First Reserve, to reduce outstanding indebtedness and pay fees and expenses related to the transaction.

        Issuances of Common Units.    In August 2009, we completed a public offering of 3,244,500 common units at a price to the public of $19.15 per unit. The net proceeds of $59.4 million from the offering, after payment of underwriting discounts and commissions but excluding other transaction costs, were used to repay borrowings of approximately $35.0 million under our revolving loan and credit agreements and to make construction progress payments in connection with our vessel newbuilding program.

        On August 20, 2008, we completed a public offering of 2,000,000 common units at a price to the public of $25.80 per unit. The net proceeds of $49.8 million from the offering, after payment of underwriting discounts and commissions and payment of expenses, were used to repay borrowings under our revolving loan and credit agreements and to make construction progress payments in connection with our vessel newbuilding program.

        On August 14, 2007, we issued 250,000 common units to certain sellers in connection with our acquisition of the Smith Maritime Group. On September 26, 2007, we completed a public offering of 3,500,000 common units at a price to the public of $39.50 per unit. The net proceeds of $131.9 million from the offering, after payment of underwriting discounts and commissions and expenses, were used to repay borrowings under the revolving loan and credit agreements.

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

        Contractual Obligations and Contingencies.    Our contractual obligations at June 30, 2010 consisted of the following (in thousands):

Payments Due by Period

	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt and capital lease obligations	$382,935	$19,024	$252,253	$28,907	$82,751
Interest on long-term debt and capital lease obligations(1)	64,490	18,285	24,136	13,791	8,278
Operating lease obligations(2)	92,665	11,347	22,253	19,840	39,225
Purchase obligations(3)	5,589	5,589	—	—	—

	$545,679	$54,245	$298,642	$62,538	$130,254

(1)
Interest is only on fixed rate debt, which has a weighted-average interest rate of 7.67%. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—for discussion of interest on variable rate debt.

(2)
Additionally, we have a lease agreement with a shipyard for one 50,000-barrel barge with expected delivery in the third quarter of fiscal year 2011. Aggregate rent for the ten year terms of this lease is $17,280.

(3)
Capital expenditures relating to shipyard payments for the construction of two 30,000 barrel double hull tank barges and coupling equipment for tugboats.

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

        The European Union has been working toward a new directive for the insurance industry, called "Solvency 2", with a proposed implementation date of November 1, 2012 and which requires increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. ("WOE"), a mutual insurance association based in Luxembourg, provides our protection and indemnity insurance coverage and would be impacted by the Solvency 2 directive. In anticipation of the Solvency 2 regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. Our capital call of $1.1 million was paid during calendar 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, we have an interest in the WOE's free reserves, and therefore have recorded the additional $1.1 million capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2010 and 2009 consolidated balance sheets.

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

Revenue Recognition and Related Reserve

        We earn revenue under contracts of affreightment, voyage charters, time charters and bareboat charters. Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. We recognize revenue based on ASC 605, which allocates revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

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

        Vessels and equipment are recorded at cost, which includes contract price, capitalized interest where appropriate, and other direct costs relating to acquiring and placing the vessels in service. Vessels and equipment are depreciated using the straight-line method over the estimated useful lives of the individual assets as follows: double-hulled tank barges and tug boats—ten to thirty years; pier and office equipment—three to five years. For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by OPA 90. We also consider the impact of customer demand for double-hull vessels and the resulting impact on actual utilization levels for single-hull vessels in assessing the appropriateness of the remaining useful lives of its single-hull tank vessels.

        Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

        Also included in vessels and equipment are drydocking expenditures that are capitalized and amortized over three years based on regulatory drydocking requirements. Drydocking of vessels is required by both the U.S. Coast Guard and by the applicable classification society, which in our case is the American Bureau of Shipping. Such drydocking activities include, but are not limited to, the inspection, refurbishment and replacement of steel, engine components, tail shafts, mooring equipment and other parts of the vessel. We make estimates and judgments relating to the classification of items such as whether an item is a capital improvement, a drydocking expense or a repair and maintenance item. For example, the replacement of steel during a scheduled drydocking may be considered either a drydocking expense or a capital improvement depending on the volume of steel replaced.

Impairment of Long Lived Assets

        We periodically review our vessels and equipment and intangible assets for impairment in accordance with Statement of Financial Accounting ASC 360, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate impairment include significant underperformance of the asset as compared to historical or projected future operating results, changes in regulations relating to an asset, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. An indication that a vessel's carrying amount may not be recoverable would require us to estimate the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the vessel, we would recognize an impairment loss to the extent the carrying value exceeds its fair value as determined by either appraisal or discounted cash flow. In determining whether an asset is impaired we made assumptions regarding estimated future cash flows from the asset which included assumptions relating to the intended use of the asset, asset utilization, estimated average daily rates and other related factors.

        The generally weak economy has resulted in lower demand for oil and refined petroleum products in the United States. During the last six months of calendar year 2009, a number of major refining companies announced the shut-down of refineries, which reduces demand for petroleum carrying barges and increases the industry's availability of double-hull vessels, for which customers show a preference over single-hull vessels, thus causing an under utilization of single-hull vessels. We, therefore, determined we would phase out certain of its single-hull vessels prior to their OPA 90 phase out dates. During September 2009, we recorded an impairment charge of $5.9 million on certain single-hull vessels determined based on cash flow forecasts developed using our own data. An additional impairment charge of $1.7 million was recorded during March 2010 relating to four vessels with a net book value of $3.7 million. The impairment charge was based on estimated sales proceeds for such vessels, which were under contracts for sale and which were sold during the fourth quarter of fiscal 2010.

        As a result of the continued U.S. economic downturn, contracts not being renewed increasing our dependency on the voyage charter market resulting in reductions to our revenue, operating income, and cash flow forecasts, and a significant sustained decline in our market capitalization, we determined that such factors were indicative of a triggering event requiring an impairment review of all of our long lived assets as of June 30, 2010. As a result of its fair value (primarily based on appraisal) being lower than the carrying amount, an additional impairment charge of $4.2 million was recorded relating to eight tug boats, two single hull vessels, and one small vessel used to support activities in Hawaii. Additionally a $0.9 million impairment charge was recorded based on the sales proceeds for a 30,000- barrel tank barge sold in August 2010 being lower than its construction cost.

        While we believe the estimates used are reasonable, if additional triggering events are identified which require another long lived asset impairment analysis and the assumptions used in estimating future cash flows change, we may be required to record additional impairment charges relating to our long lived assets.

Impairment of Goodwill

        Goodwill represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed by us at the date of acquisition. ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test for impairment during the second quarter (as of October 31) of our fiscal year using a two-step process. Step 1 involves comparing the fair value of a reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is greater than the fair value, the second step must be completed to determine the impairment loss, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

        We operate in a single operating segment. We have two reporting units consisting of our Atlantic region and Pacific region operations. All of our goodwill relates to the Pacific region reporting unit. We determine the fair value of the Pacific region reporting unit using an income approach based on the present value of estimated future cash flows. We believe that the income approach is appropriate due to the long term nature of our time charters, consecutive voyage charters, and contracts of affreightment and bareboat charters, which are generally for periods of one year or more and generally contain renewal options. We assess the reasonableness of our approach by consideration of current trading multiples for peer companies. We used our business plans and projections as the basis for expected future cash flows for purposes of the annual impairment test as of October 31, 2009. Inherent in the development of the cash flow projections prepared as of October 31, 2009 were assumptions and estimates derived from a review of operating results for fiscal 2009 and the first quarter of fiscal 2010, approved business plans, expected growth rates (which considered both existing contracts and contracts relating to our newbuild program vessels), cost of capital and tax rates.

        As a result of the continued U.S. economic downturn, contracts not being renewed increasing our dependency on the voyage charter market resulting in reductions to our revenue, operating income, and cash flow forecasts, and a significant sustained decline in our market capitalization, we determined that such factors were indicative of a triggering event requiring an interim impairment analysis as of June 30, 2010.

        For purposes of the interim impairment test as of June 30, 2010, we used our fiscal year 2011 business plan as the basis for expected future cash flows. Inherent in the development of the updated cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2010. During the fiscal years ended June 30, 2010 and 2009, approximately 83% and 95% of the Pacific region reporting unit's revenue was derived from long term contracts. As the percentage of revenue associated with long term contracts declines, our revenue is subject to a higher degree of volatility. Vessels operating under single voyage charters, which are generally priced at prevailing market rates, have the potential to generate decreased profit margins during periods of economic downturn and increased profit margins during periods of improved charter rates, while vessels operating on long term time charters generally provide more predictable cash flow. Increased dependence on the voyage charter market could result in a lower utilization of our vessels and decreased profitability. As a result of the increased risk relating to the higher level of volatility associated with more of the Pacific region reporting unit vessels operating in the voyage charter market combined with the unexpected duration of customers failing to commit to long term contracts, our updated fiscal year 2011 business plan and 2012-2014 forecasts reflect a contribution margin approximately 12% lower than previously estimated for the 2011 -2014 contribution margins used in the October 31 assessment. The lower contribution margin is estimated based on assumptions relating to (1) the period of recovery needed for us to obtain new long-term charters, for vessels currently operating in the voyage charter market, at rates at least equivalent to those received under our old long-term charters, (2) utilization rates, (3) the number of vessels to lay up due to estimated low utilization rates and the period to lay up such vessels, and (4) average daily rates and estimated fixed and variable operating costs for each vessel. The decline in the Pacific region reporting unit's revenues and contribution margin for the fiscal year ended June 30, 2010 has reduced both the Pacific region reporting unit's and our cash flows and liquidity.

        In addition to the assumptions described above, we also make certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill as of both June 30, 2010 and October 31, 2009: (1) reduced utilization of certain vessels from their historic utilization levels based on known or anticipated non-renewal of long term contracts, (2) the impact of newbuilds placed into service in fiscal 2010, (3) a projected long term growth of 3% for determining terminal value; (4) a tax rate of 35%, which reflects a market participant rather than our tax rate, and (5) an average discount rate of 13% and 9.5%, respectively, representing our weighted average cost of capital ("WACC") as of June 30, 2010 and October 31, 2009. Factors inherent in determining our WACC included our own and peer company data relating to (1) the value of our limited partner units and peer company common stock; (2) the amounts of debt and equity and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

        The increase in our WACC from the 9.5% used at October 31, 2009 to 13% used at June 30, 2010 is primarily due to our estimate of the overall level of inherent risk of the reporting unit relating to (1) the potential for increased volatility in Pacific reporting unit revenue due to the decrease in revenue derived from long term contracts, (2) the lack of transparency relating to the duration of the ongoing economic downturn, the period or strength of a recovery and the resultant impact on customer willingness to commit to long term contracts at rates at least equivalent to those received under our old charters, (3) an increase in the cost of both debt financing resulting from the need to renegotiate our revolving loan agreement due to potential violation of financial covenants at June 30, 2010, and (4) an increase in the cost of equity financing relating to the rate of return an outside investor would expect to earn due to the forgoing factors. The above mentioned factors, among other factors, contributed to the sustained reduced unit price. Our market capitalization as of June 30, 2010 was significantly less than our book value indicating an implied impairment.

        Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We based our fair value estimate on assumptions we believe to be reasonable.

        The result of our analysis indicated that goodwill attributable to the Pacific region reporting unit is fully impaired. Accordingly, we recorded an impairment charge of $54.3 million relating to the goodwill associated with our Pacific region reporting unit during the three months and fiscal year ended June 30, 2010.

Deferred Income Taxes

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect in the jurisdictions where we operate for the years in which the differences are expected to reverse. In accordance with the applicable standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future income. Based on all the available evidence, we believe the net deferred tax assets of our Canadian and domestic corporate subsidiaries are not currently realizable. In reaching this determination, we evaluated our three year cumulative results as well as the impacts that current economic conditions may have on our future results. As a result we have provided for a valuation allowance on the net deferred tax assets of our Canadian and domestic corporate subsidiaries. It is reasonably possible that we could reduce a portion of our valuation allowance in the near term.

Loss Contingency Accruals

        We are required to make accruals of certain loss contingencies related to litigation, arbitration and mediation activities and claims under our personnel indemnity, hull and other insurance policies (collectively, "claims"), contract disputes, etc. We accrue these items in accordance with ASC 450 which requires us to accrue for losses we believe are probable and can be reasonably estimated; however, the estimation of the amount to accrue requires significant judgment. Claim accruals require us to make assumptions about the outcome of each claim based on current information. Adjustments to accruals are required due to changes in facts and circumstances. During fiscal year 2010 we reversed a $0.5 million accrual relating to a contract cancellation due to a settlement agreement with a shipyard, during fiscal 2009 we recorded an accrual of $0.5 million relating to a customer contract cancellation and during fiscal 2008 we recognized $2.1 million in other income relating to the settlement of legal proceedings relating to an incident with one of our tank barges in November 2005.

New Accounting Pronouncements

        In February 2008, the FASB issued an interpretive accounting pronouncement that delayed the effective date of the application of an accounting standard relating to fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted this standard as it relates to nonrecurring measurements on July 1, 2009. The adoption of this standard on July 1, 2009 resulted in additional fair value measurement disclosures relating to long lived assets in the accompanying consolidated financial statements.

        In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this clarification of existing guidance on October 1, 2009 did not have an effect of the accompanying consolidated financial statements.

        In December 2007, the FASB issued a new accounting standard relating to non-controlling interests in consolidated financial statements. This standard established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present non-controlling interests as a component of equity, separate from the parent's equity; (b) separately present the amount of consolidated net income attributable to non-controlling interests in the income statement; (c) consistently account for changes in a parent's ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of non-controlling owners. On July 1, 2009, we adopted this new standard. Accordingly, for periods presented in these consolidated financial statements, we have reclassified our non-controlling interest liability into partners' capital in the consolidated balance sheets and have separately presented income attributable to non-controlling interests on the consolidated statements of operations. The net income attributable to our unitholders is reported as "Net income (loss) of K- Sea" in the consolidated statements of operations.

        In May 2008, the FASB issued a new accounting standard relating to the application of the two-class method for calculating earnings per unit to master limited partnerships. This new accounting standard considers the difference between net income and distributions when calculating earnings per unit. On July 1, 2009, we adopted this new accounting standard, which is required to be applied retrospectively for all periods presented. The difference between the amounts of our net income (loss) allocated to the limited and general partners and the related earnings per unit calculation under the new accounting standard and our previous accounting methodology for the years ended June 30, 2009 and 2008 is a reduction of $4.3 million and $2.9 million, respectively, in the amount of our net income allocated to the limited partners, a decrease of $0.28 and $0.24 in basic net income per limited partner unit and $0.27 and $0.22 in diluted net income per limited partner unit, respectively.

        In June 2008, the FASB issued a new accounting standard relating to determining whether instruments granted in share-based payment transactions are considered participating securities under the two-class method of calculating basic and diluted earnings per unit. This new standard affects entities that accrue or pay cash distributions on share-based payment awards during the awards' service period when the cash distributions are not required to be returned if the employees forfeit the unvested award. This new standard requires that all outstanding unvested share-based payment awards that contain rights to non- forfeitable cash distributions participate in undistributed earnings with common unitholders and are considered participating securities. Certain of our share-based awards under our Long-Term Incentive Plan ("LTIP") include rights to non-forfeitable distribution equivalent rights ("DER"). Based on the requirements of this new accounting standard, we included such outstanding unvested awards with DER in the calculation of basic weighted average limited partner units outstanding. Previously, such outstanding unvested awards with DER, if dilutive, were included in the calculation of diluted weighted average limited partner units outstanding. On July 1, 2009, we adopted the provisions of this new accounting standard, which is also required to be applied retrospectively for all periods presented. The adoption of this standard decreased the basic net income per unit previously reported for the years ended June 30, 2009 and 2008 by $0.01 and $0.02, respectively.

        In June 2009, the FASB issued "The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles" (the "Codification"), which became effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date the Codification superseded all then existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles. Our adoption of this standard on July 1, 2009 did not have an effect on the accompanying consolidated financial statements.

        In December 2009, the FASB issued amendments to an accounting standard to improve financial reporting by enterprises involved with variable interest entities, which is effective for fiscal years and interim periods within those fiscal years for fiscal years beginning after November 15, 2009. These amendments are to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity's involvement in variable interest entities. We are currently analyzing the impact of these amendments.

        In December 2009, the FASB issued an accounting standard update "Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements" that requires disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. Certain disclosures required by the standard update were effective for interim and annual reporting periods beginning after December 15, 2009 and therefore were included in our interim consolidated financial statements upon adoption of this standard effective January 1, 2010. Other disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently analyzing the impact of the Level 3 amendments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings. After considering the interest rate swap agreements discussed below, as of June 30, 2010, approximately $300.2 million, of our long-term debt bore interest at fixed interest rates ranging from 5.85% to 9.33%. Borrowings under a portion of our revolving loan agreement and certain other term loans, totaling $82.7 million at June 30, 2010, bore interest at a floating rate based on LIBOR, which subjects us to increases or decreases in interest expense resulting from movements in that rate. Based on our total outstanding floating rate debt as of June 30, 2010, the impact of a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.8 million annually.

        As of June 30, 2010, we had seven outstanding interest rate swap agreements, three relating to the revolving loan agreement that expire in December 2010 and four relating to our term loans that expire during the period from May 2012 to August 2018, concurrently with the hedged term loans. As of June 30, 2010, we were paying a weighted average fixed rate of 7.98% (including applicable margins), and we were receiving a weighted average variable rate of 3.65%. The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt. Our interest rate swap contracts have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income as required by the FASB Codification standards relating to hedging. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements set forth on pages F-1 to F-52 of this report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Set forth below is information concerning the directors and executive officers of K-Sea General Partner GP LLC as of September 1, 2010. Executive officers and directors are elected for one-year terms.

Name	Age	Position with K-Sea General Partner GP LLC
James J. Dowling	64	Chairman of the Board
Timothy J. Casey	49	President, Chief Executive Officer and Director
Anthony S. Abbate	70	Director
Barry J. Alperin	70	Director
James C. Baker	37	Director
Brian P. Friedman	54	Director
Kevin S. McCarthy	51	Director
Gary D. Reaves II	30	Director
Frank Salerno	51	Director
Terrence P. Gill	42	Chief Financial Officer
Thomas M. Sullivan	51	Chief Operating Officer and President—Atlantic Region
Richard P. Falcinelli	49	Executive Vice President and Secretary
Gregory J. Haslinsky	47	Senior Vice President, Business Development and Marketing
Gordon Smith	41	President—Pacific Region

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

        James C. Baker became a Director on September 10, 2010 pursuant to the terms of the Director Designation Agreement executed in connection with the Series A Preferred Unit investment by KA First Reserve, LLC. Mr. Baker is a Senior Managing Director of Kayne Anderson Capital Advisors, which he joined in 2004 and is an Executive Vice President of Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc. and Kayne Anderson Energy Development

Company, which are each NYSE listed closed-end investment companies. Mr. Baker also serves on the board of directors of ProPetro Services, Inc. and Petris Technology, Inc.

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

        Kevin S. McCarthy became a Director on September 10, 2010 pursuant to the terms of the Director Designation Agreement executed in connection with the Series A Preferred Unit investment by KA First Reserve, LLC. Mr. McCarthy is Chairman, Chief Executive Officer and President of Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc. and Kayne Anderson Energy Development Company, which are each NYSE listed closed-end investment companies. Mr. McCarthy is a Senior Managing Director of Kayne Anderson Capital Advisors which he joined in 2004. Mr. McCarthy also serves on the board of directors of Range Resources Corporation, Clearwater Natural Resources, L.P., ProPetro Services, Inc. and Direct Fuel Partners, L.P.

        Gary D. Reaves II became a Director on September 10, 2010 pursuant to the terms of the Director Designation Agreement executed in connection with the Series A Preferred Unit investment by KA First Reserve, LLC. Mr. Reaves is a Vice President of First Reserve Corporation, which he joined in 2006. First Reserve is one of the world's leading private equity firms in the energy industry, making both private equity and infrastructure investments throughout the energy value chain, with approximately $19 billion under management. His responsibilities range from deal origination and structuring to due diligence, execution and monitoring, with particular focus on the midstream and equipment, manufacturing and services sectors. Prior to joining First Reserve, Mr. Reaves was employed by UBS Investment Bank in the Global Energy Group.

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

        Terrence P. Gill has served as our Chief Financial Officer since November 2008, and served as our Corporate Controller from July 2003 to November 2008. Mr. Gill has served as Chief Finance Officer of EW Transportation LLC since November 2008, and served as Controller of EW Transportation LLC from May 2000 to November 2008. From November 1996 to May 2000, Mr. Gill was employed by Pricewaterhouse Coopers LLP, most recently as an audit manager. Mr. Gill is a certified public accountant.

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

Meetings and Committees of the Board of Directors

Meetings

        K-Sea General Partner GP LLC's board of directors held five meetings during fiscal 2010. During fiscal 2010, each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors of K-Sea General Partner GP LLC and (2) the total number of meetings held by all committees of such board on which he served.

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

Payments to Our General Partner

        K-Sea General Partner LP does not receive any management fee or other compensation in connection with its management of us; however, K-Sea General Partner LP or its affiliates who perform services for us and/or our subsidiaries are reimbursed at cost for all expenses incurred on our behalf which are necessary or appropriate to the conduct of our business. Reimbursed expenses were $1,382, $20,290 and $1,143 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We also directly pay the fees of the independent directors of K-Sea General Partner GP LLC and reimburse meeting-related expenses of all directors of K-Sea General Partner GP LLC.

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

        Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended June 30, 2010, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except for the failure by each of K-Sea General Partner LP, EW Transportation LLC and K-Sea General Partner GP LLC to file one Form 4 and the failure by each of Brian P. Friedman and Park Avenue Transportation Inc. to file two Form 4s.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis is intended to provide investors with an understanding of our compensation policies and decisions regarding our named executive officers for fiscal 2010. Our named executive officers are our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for fiscal 2010.

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

Purpose of Our Executive Compensation Program

        The purpose of our executive compensation program is to assist us in achieving our business objectives by developing and retaining talented senior executives with a competitive compensation package, and to motivate them to achieve our strategic goals. Historically, our primary business objective has been to increase our distributable cash flow per unit, which serves as a basis for our distribution payments to unitholders. From our inception in 2003 through the third quarter of 2009, one of our primary strategies for increasing distributable cash flow per unit was the expansion of our fleet through newbuilding and accretive and strategic acquisitions. From our initial public offering in January 2004 through September 30, 2009, we grew our fleet barrel-carrying capacity from 2.3 million barrels to 4.2 million barrels. In response to the prolonged recession in the United States and the anemic recovery currently underway, changes in customer preferences away from long-term contracts, an oversupply of tank barges, and volatility in the commodity and capital markets, we have adjusted our business strategy to focus on maximizing our liquidity, improving our balance sheet through debt reduction and other methods, maintaining a stable asset base, improving the profitability of our assets by increasing their utilization while controlling costs and reducing our capital expenditures. During fiscal 2011, the key elements of our strategy will include the following:

  •
  improving profitability

  •
  continuing to improve our balance sheet and financial flexibility;

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

        The compensation payable to all of our named executive officers is reviewed and approved by the Compensation Committee. The Compensation Committee seeks input from Timothy J. Casey, our President and Chief Executive Officer, regarding the amount of compensation payable to, and the individual performance of, our named executive officers (other than Mr. Casey). Our Compensation Committee has not met to determine the timing or amount, if any, of bonuses or other incentive compensation for fiscal 2010. For the past several months, we have focused on maximizing our liquidity, improving our balance sheet through debt reduction and other methods, maintaining a stable asset base, improving the profitability of our assets by increasing their utilization while controlling costs and reducing our capital expenditures.

  Independent Compensation Consultant

        We have not used an independent compensation consultant since fiscal 2007, when we retained Pearl Meyer and Partners ("PMP"). The basis of our compensation structure for the past several years was established during an evaluation of the partnership's compensation methodology by the Compensation Committee and PMP in fiscal 2007.

  Timing of Decisions

        The Compensation Committee typically meets after the end of each fiscal year to review base salaries for the then-current year, to consider incentive compensation (consisting of cash bonuses and equity-based awards) and to review and, as appropriate, make changes to our executive compensation program. The Compensation Committee also meets at other times during the year and acts by written consent when necessary and appropriate. During fiscal 2010, the Compensation Committee met once in September 2009 to evaluate whether to change base salaries or award bonuses or other incentive compensation with respect to performance in fiscal 2009. During fiscal 2010, the Chairman of the Compensation Committee also met with members of our management team on several occasions to discuss our executive compensation policies and programs.

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

        We view the various components of compensation as related, but distinct, and emphasize "pay for performance." A significant portion of total executive compensation reflects a risk aspect and is tied to our financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. The Compensation Committee has not yet adopted any policies for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

        As described in more detail below, our executive compensation program is designed to reward partnership and individual performance.

  •
  Partnership Performance:  Partnership performance is measured by various metrics, such as EBITDA (earnings before interest, taxes, depreciation and amortization), distributable cash flow on an aggregate and per unit basis, vessel utilization and average daily rates, other vessel operating measures, and financing and compliance objectives. The Compensation Committee also considers other achievements during the year when evaluating our performance.

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

  Base Salary, Annual Cash Bonus and Equity-Based Incentive Awards

        Our Compensation Committee has not met to determine whether any change in base salaries is necessary or whether an annual cash bonus or equity-based incentive award is appropriate with respect to our performance in fiscal 2010.

        When our Compensation Committee last met in September 2009, it did not change the base salaries of our named executive officers, nor did it award any annual cash bonuses or equity-based compensation to named executive officers.

  Perquisites and Other Benefits

        Messrs. Casey, Sullivan, Falcinelli and Haslinsky are furnished an automobile for business use and reimbursed for reasonable costs of insurance, gasoline and repairs for the automobile in accordance with our reimbursement policies. Messrs. Gill and Smith are each provided an annual car allowance of $8,000.

        We seek to provide benefit plans, such as medical, life and disability insurance, in line with market conditions. Executive officers are eligible for the same benefit plans provided to other exempt employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage. We do not have any special insurance plans for executive officers.

Other Compensation Related Matters

  Equity Ownership

        Although we encourage our executive officers to retain ownership in our partnership, we do not have a policy requiring maintenance of a specified equity ownership level. In the aggregate, as of June 30, 2010, our named executive officers beneficially owned an aggregate of 71,005 common units and 32,300 phantom units. Additionally, our named executive officers receive an aggregate of approximately 8.39% of any cash distributions that may be received by our general partner and its affiliates through their ownership interest in these entities. These arrangements further tie the interests of these executive officers to the interests of unitholders.

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

        There are no matters relating to interlocks or insider participation that we are required to report.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Timothy J. Casey	2010	$300,000	$0	$239,541	$—	$—	$—	$20,653	$560,194
President and Chief	2009	$300,000	$0	$297,637	$—	$—	$—	$19,905	$617,542
Executive Officer	2008	$300,000	$240,000	$251,174	$—	$—	$—	$25,862	$817,036
									—
Terrence P. Gill	2010	$190,000	$0	$26,771	$—	$—	$—	$21,053	$237,824
Chief Financial	2009	$168,750	$0	$28,940	$—	$—	$—	$12,256	$209,946
Officer
Thomas M. Sullivan	2010	$220,000	$0	$78,724	$—	$—	$—	$19,564	$318,288
Chief Operating	2009	$219,580	$0	$97,880	$—	$—	$—	$20,330	$337,790
Officer—President—	2008	$210,000	$84,000	$82,089	$—	$—	$—	$20,510	$396,599
Atlantic Region
Richard P. Falcinelli	2010	$220,000	$0	$78,724	$—	$—	$—	$21,484	$320,208
Executive Vice	2009	$219,580	$0	$97,880	$—	$—	$—	$22,635	$340,095
President and	2008	$210,000	$84,000	$82,089	$—	$—	$—	$21,468	$397,557
Secretary
Gregory J. Haslinsky	2010	$220,000	$0	$74,818	$—	$—	$—	$19,679	$314,497
Senior Vice President,	2009	$219,538	$0	$82,255	$—	$—	$—	$18,227	$320,020
Business	2008	$200,000	$84,000	$66,464				$18,983	$369,447
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

Grants of Plan-Based Awards Table

        There were no awards of phantom units granted in fiscal 2010 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning the outstanding equity awards made for each named executive officer as of June 30, 2010.

	Stock Awards(1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy J. Casey	14,960	$73,603	—	—
Terrence P. Gill	2,400	$11,808	—	—
Thomas M. Sullivan	4,980	$24,502	—	—
Richard P. Falcinelli	4,980	$24,502	—	—
Gregory J. Haslinsky	4,980	$24,502	—	—

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

(2)
Calculated by multiplying the number of common units as of June 30, 2010 by $4.92 which was the closing price of our common units on the NYSE on June 30, 2010. The following tables sets forth information relating to outstanding equity awards granted to each named executive and the units expected future vesting.

(3)
The following tables set forth information concerning the phantom unit awards granted to each named executive officer as of June 30, 2010, the outstanding phantom unit awards as of June 30, 2010 and the vesting dates of phantom unit awards to vest in future periods.

			October 1, 2010		October 1, 2011
	Number of Shares or Units of Stock Granted February 2004 thru September 2008	Number of Shares or Units of Stock to Vest in Future Periods
			Number of Shares or Units of Stock To Vest (#)	Market Value of Shares or Units of Stock To Vest ($)(2)	Number of Shares or Units of Stock To Vest (#)	Market Value of Shares or Units of Stock To Vest ($)(2)
Timothy J. Casey	46,700	14,960	6,340	$31,193	3,340	$16,433
Terrence P. Gill	5,000	2,400	800	$3,936	600	$2,952
Thomas M. Sullivan	15,500	4,980	2,100	$10,332	1,100	$5,412
Richard P. Falcinelli	15,500	4,980	2,100	$10,332	1,100	$5,412
Gregory J. Haslinsky	13,000	4,980	2,100	$10,332	1,100	$5,412

	Number of Restricted Shares or Units of Stock Granted February 2004 thru September 2008		October 1, 2012		October 1, 2013
		Number of Restricted Shares or Units of Stock to Vest in Future Periods
			Number of Shares or Units of Stock To Vest (#)	Market Value of Shares or Units of Stock To Vest ($)(2)	Number of Shares or Units of Stock To Vest (#)	Market Value of Shares or Units of Stock To Vest ($)(2)
Timothy J. Casey	46,700	14,960	3,340	$16,433	1,940	$9,544
Terrence P. Gill	5,000	2,400	600	$2,952	400	$1.968
Thomas M. Sullivan	15,500	4,980	1,100	$5,412	680	$3,346
Richard P. Falcinelli	15,500	4,980	1,100	$5,412	680	$3,346
Gregory J. Haslinsky	13,000	4,980	1,100	$5,412	680	$3,346

Option Exercises and Stock Vested Table

        The following table sets forth the number of shares acquired upon the vesting of phantom unit awards, and the value realized upon exercise or vesting of such awards, for each of our named executive officers in fiscal 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Timothy J. Casey	9,340	$186,520
Terrence P. Gill	1,000	$19,970
Thomas M. Sullivan	3,100	$61,907
Richard P. Falcinelli	3,100	$61,907
Gregory J. Haslinsky	2,600	$51,922

(1)
Represents the number of common units multiplied by $19.97 which was the closing price of our common units on the NYSE on the vesting date of October 1, 2009.

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

Potential Payments upon Termination or Change-in-Control

        Timothy J. Casey, Thomas M. Sullivan and Richard P. Falcinelli have entered into employment agreements ("Employment Agreements") with K-Sea Transportation Inc., one of our indirect wholly owned subsidiaries. The Employment Agreements do not provide for any payments in the event of a change in control. The Employment Agreements provide that if the employee's employment is terminated without cause or if the employee resigns for good reason, the employee is entitled to severance in an amount equal to the greater of (a) the product of 1.3125 (1.75 multiplied by 0.75) multiplied by the employee's base salary at the time of termination or resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation. In addition, we will make COBRA payments on behalf of the employee for a period of one year. If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits. If the employee is terminated due to death, the employee's designated beneficiary or, if none, his estate is entitled to receive an amount equal to one-half of the employee's annual base salary at the time of death. If the employee is terminated due to disability, the employee is entitled to receive an amount equal to one-half of the employee's annual base salary at the time of disability and, if the employee so elects, COBRA payments for one year following termination.

        Under the Employment Agreements and the Employment and Retirement Agreement, "cause" and "good reason" are defined as follows

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

        If a change in control were to have occurred as of June 30, 2010, all phantom units awarded to named executive officers awards under our long-term incentive plan would have immediately vested. In addition, all such awards would immediately vest upon the death, disability or retirement (after reaching age 65) of the named executive. If a named executive officer is terminated other than in connection with a change in control or the executive's death, disability or retirement (after reaching age 65), any unvested phantom units awarded to such executive would be forfeited.

        The following tables set forth potential amounts payable to our named executive officers upon termination of employment under various circumstances, as if terminated on June 30, 2010.

	Change in Control
	Casey	Gill	Sullivan	Falcinelli	Haslinsky
Accelerated vesting of phantom units(1)	$73,603	$11,808	$24,502	$24,502	$24,502

(1)
Determined by multiplying the number of unvested phantom units as of June 30, 2010 by $4.92, which was the closing price of our common units on the NYSE on June 30, 2010.

	Termination Without Cause or Resignation for Good Reason(1)
	Casey	Gill	Sullivan	Falcinelli	Haslinsky
Severance payment	$1,050,000	$—	$770,000	$770,000	$—
COBRA payments	15,907	—	15,907	15,907	—
Accelerated vesting of phantom units	—	—	—	—	—

Total	$1,065,907	$—	$785,907	$785,907	$—

(1)
If the employee is terminated for cause or terminates employment without good reason (other than death or disability), the employee is entitled to receive only earned but unpaid compensation and benefits.

	Termination in the Event of Death
	Casey	Gill	Sullivan	Falcinelli	Haslinsky
Severance payment	$150,000	$—	$110,000	$110,000	$—
COBRA payments	15,907	—	15,907	15,907	—
Accelerated vesting of phantom units	73,603	11,808	24,502	24,502	24,502

Total	$239,510	$11,808	$150,409	$150,409	$24,502

	Termination in the Event of Disability
	Casey	Gill	Sullivan	Falcinelli	Haslinsky
Severance payment	$150,000	$—	$110,000	$110,000	$—
COBRA payments	15,907	—	15,907	15,907	—
Accelerated vesting of phantom units	73,603	11,808	24,502	24,502	24,502

Total	$239,510	$11,808	$150,409	$150,409	$24,502

Director Compensation

        K-Sea General Partner GP LLC pays no additional remuneration to its employees for serving as directors. Also, neither Mr. Dowling nor Mr. Friedman received any remuneration during fiscal 2010 for serving as a director; however, they were reimbursed for expenses attendant to board membership.

        The following table sets forth a summary of the compensation paid to non-employee directors in fiscal 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(2)(3)
Brian P. Friedman	$—	$—	$—	$—	$—	$—	$—
James J. Dowling	—	$23,438	—	—	—	—	$23,438
Anthony S. Abbate	$34,000	$42,049	—	—	—	—	$76,049
Barry J. Alperin	$40,000	$42,049	—	—	—	—	$82,049
Frank Salerno	$34,000	$42,049	—	—	—	—	$76,049

(1)
Represents the number of previously issued phantom units that vested during fiscal 2009 multiplied by the closing price of our common units on the date of grant.

(2)
Each of Messrs. Abbate, Alperin and Salerno receive an annual retainer of $25,000 in consideration of their services as director of K-Sea General Partner GP LLC. In addition, for each board meeting that Messrs. Abbate, Alperin and Salerno attend they receive a fee of $1,000. Furthermore, Messrs. Abbate, Alperin and Salerno, receive $1,000 for each audit committee meeting they attend (or $500 in the case of an audit committee meeting that falls on the same day as a board meeting). Mr. Alperin receives an additional $1,000 for each audit committee meeting for his services as chairman of the audit committee. Mr. Alperin receives $1,000 for each compensation committee meeting that he attends (or $500 in the case of a compensation committee meeting that falls on the same day as a board meeting).

(3)
We also reimburse directors for out-of-pocket expenses attendant to Board membership.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS.

        A diagram depicting our organizational structure as of September 10, 2010 is presented below.

K-Sea Transportation Partners L.P.

        The following table sets forth the beneficial ownership of units of K-Sea Transportation Partners L.P. as of September 10, 2010 by beneficial owners of 5% or more of such units, by each director and named executive officer of K-Sea General Partner GP LLC and by all directors and executive officers as a group. Percentages reflected in the table are based upon a total of 19,127,411common units and 15,653,775 preferred units outstanding as of September 10, 2010.

Name of Beneficial Owners(1)	Common Units(2)	Percentage of Common Units	Series A Preferred Units	Percentage of Preferred Units	Total Units	Percentage of Total Units
Beneficial owners of 5% or more:
KA First Reserve LLC(3)	—	—	15,653,775	100.00%	15,653,775	45.01%
EW Transportation LLC(4)	3,790,000	19.81%	—	—	3,790,000	10.90%
EW Holding Corp(5)	1,075,412	5.62%	—	—	1,075,412	3.09%
All directors and exec officers:
Brian P. Friedman and EW subs(6)	3,933,595	20.57%	—	—	3,933,595	11.31%
James J. Dowling	48,000	*	—	—	48,000	*
Anthony S. Abbate	28,500	*	—	—	28,500	*
Barry J. Alperin	13,500	*	—	—	13,500	*
James C. Baker	—	—	—	—	—	—
Kevin S. McCarthy	—	—	—	—	—	—
Gary D. Reaves II	—	—	—	—	—	—
Frank Salerno	7,800	*	—	—	7,800	*
Timothy J. Casey	42,080	*	—	—	42,080	*
Thomas M. Sullivan	13,905	*	—	—	13,905	*
Richard P. Falcinelli	13,820	*	—	—	13,820	*
Gregory J. Haslinsky	10,890	*	—	—	10,890	*
Terrence P. Gill	3,750	*	—	—	3,750	*
All directors and executive officers as a group (14 persons)	4,115,840	21.52%	—	—	4,115,840	11.83%

*
Less than 1%.

(1)
Unless otherwise noted, each beneficial owner has sole voting and dispositive power with respect to the common units set forth opposite such holder's name.

(2)
Holders of restricted units do not have voting or investment power with respect to such units prior to vesting. Restricted units that are exercisable within 60 days of the date of this report are deemed outstanding for purposes of determining the beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following common units that may be issued upon the vesting of restricted units are included in the table: Mr. Abbate—1,000; Mr. Alperin—1,000; Mr. Salerno—1,000; Mr. Casey—6,340; Mr. Gill—800; Mr. Sullivan—2,100; Mr. Falcinelli—2,100; and Mr. Haslinsky—2,100.

(3)
The address of KA First Reserve LLC is 717 Texas Avenue, Suite 3100, Houston, Texas 77002. If, at any time after June 30, 2012, there is a "preferred distribution arrearage" outstanding for at least four consecutive quarters, the KA First Reserve, LLC and its affiliates will have the right for all times thereafter to designate directors constituting a mathematical majority of the directors on the Board. A "preferred distribution arrearage" means the excess, if any, of (a) the required distributions with respect to a Series A Preferred Unit in a quarter over (b) the sum of all distributions with respect to a Series A Preferred Unit in such quarter.

(4)
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

Name of Beneficial Owner	Economic Interest	Equity Interest
KSP Investors A L.P(a).	57.6%	62.9%
KSP Investors B L.P(a).	19.8%	21.7%
KSP Investors C L.P(a).	12.6%	13.7%
Park Avenue Transportation Inc.(a)	90.0%	98.3%
Brian P. Friedman(a)	90.0%	98.3%
James J. Dowling(b)	—	—
Anthony S. Abbate	—	—
Barry J. Alperin	—	—
James C. Baker	—	—
Kevin S. McCarthy	—	—
Gary D. Reaves II	—	—
Frank Salerno	—	—
Timothy J. Casey	5.5%	*
Terrence P. Gill	*	*
Thomas M. Sullivan	1.3%	*
Richard P. Falcinelli	1.3%	*
Gregory J. Haslinsky	*	*
All directors and executive officers of K-Sea General Partner GP LLC as a group (14 persons)	98.4%	99.7%

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
(5)
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

 K-Sea General Partner GP LLC

        The following table sets forth the economic interest in, and the beneficial ownership of equity interests of, K-Sea General Partner GP LLC, the general partner of our general partner, as of September 10, 2010:

Name of Beneficial Owner	Economic Interest/ Equity Interest
KSP Investors A L.P.	57.6%
KSP Investors B L.P.	19.8%
KSP Investors C L.P.	12.6%
Park Avenue Transportation Inc.(1)	90.0%
Brian P. Friedman(1)	90.0%
James J. Dowling(2)	—
Anthony S. Abbate	—
Barry J. Alperin	—
James C. Baker	—
Kevin S. McCarthy	—
Gary D. Reaves II	—
Frank Salerno	—
Timothy J. Casey	5.5%
Terrence P. Gill	*
Thomas M. Sullivan	1.3%
Richard P. Falcinelli	1.3%
Gregory J. Haslinsky	*
All directors and executive officers of K-Sea General Partner GP LLC as a group (14 persons)	98.4%

*
Less than 1%.

(1)
Park Avenue Transportation Inc. is the general partner of each KSP Entity and, therefore, has sole voting and dispositive power with respect to the equity interests of K-Sea General Partner GP LLC.

(2)
Mr. Dowling has an effective 1.38% economic interest in K-Sea General Partner GP LLC.

Equity Compensation Plan Information

        The following table sets forth in tabular format a summary of our equity plan information as of September 10, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders(1)	—	—	232,806	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	—	232,806

(1)
The K-Sea Transportation Partners L.P. Long-Term Incentive Plan is our only equity compensation plan. No options, warrants or rights have been issued under this plan.

(2)
An aggregate of 207,194 restricted units have been issued, net of forfeitures, under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Distributions and Payments to Our General Partner and Its Affiliates

        Our operations and activities are managed by our general partner. Our general partner and its affiliates do not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are entitled to be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has sole discretion in determining the amount of these expenses. Reimbursed expenses were $1,382, $20,290 and $1,143 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

        As of September 10, 2010, our general partner and its affiliates owned an approximately 0.58% general partner interest in us, 4,115,840 common units and all of our incentive distribution rights. An affiliate of our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the incentive distribution provisions, an affiliate of our general partner is entitled to 13% of amounts we distribute in excess of $0.55 per unit, 23% of the amounts we distribute in excess of $0.625 per unit and 48% of amounts we distribute in excess of $0.75 per unit.

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

Relationship with KA First Reserve, LLC

Director Designation Agreement

        KA First Reserve, LLC owns 15,653,775 Series A Preferred Units representing limited partner interests, representing 45.0% limited partnership interest in us as of September 10, 2010. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15.0 million upon clearance of a Hart-Scott-Rodino review. In connection with the sale of the Series A Preferred Units to KA First Reserve, LLC, we entered into a Director Designation Agreement with KA First Reserve, LLC, our general partner, K-Sea General Partner GP LLC, which is the general partner of our general partner, and certain owners of the equity interests in K-Sea General Partner GP LLC. Under the Director Designation Agreement, KA First Reserve, LLC is entitled to the following representation on the board of K-Sea General Partner LLC (the "Board"):

  •
  For so long as KA First Reserve, LLC and its affiliates own more than 33% of our outstanding common units, KA First Reserve, LLC will have the right to designate 3 directors to the Board.

  •
  For so long as KA First Reserve, LLC and its affiliates own more than 22% of our outstanding common units and up to 33% of our outstanding common units, KA First Reserve, LLC will have the right to designate 2 directors to the Board.

  •
  For so long as KA First Reserve, LLC and its affiliates own more than 11% of our outstanding common units and up to 22% of our outstanding common units, KA First Reserve, LLC will have the right to designate 1 director to the Board.

        If KA First Reserve, LLC and its affiliates own 11% or less of our outstanding common units, KA First Reserve, LLC will no longer have the right to designate directors to the Board. Ownership of outstanding common units includes the Series A Preferred Units on an as-converted basis.

        If, at any time after June 30, 2012, there is a "preferred distribution arrearage" outstanding for at least four consecutive quarters, the KA First Reserve, LLC and its affiliates will have the right for all times thereafter to designate directors constituting a mathematical majority of the directors on the Board. A "preferred distribution arrearage" means the excess, if any, of (a) the required distributions with respect to a Series A Preferred Unit in a quarter over (b) the sum of all distributions with respect to a Series A Preferred Unit in such quarter.

Registration Rights Agreement

        We have also entered into an agreement with KA First Reserve, LLC to provide the holders of Series A Preferred Units and the common units issuable upon conversion thereof with customary registration rights. Pursuant to the registration rights agreement, we have agreed to, among other things, file a shelf registration statement for the resale of the common units into which the preferred units may convert as soon as practicable following receipt of written notice from KA First Reserve requesting the filing of such shelf registration statement. Moreover, we have agreed to use reasonable best efforts to cause the shelf registration statement to be declared effective by the SEC no later than 240 days after receipt of such notice from KA First Reserve.

Incentive Distribution Rights

        In connection with the Series A Preferred Unit investment, KA First Reserve, LLC has also been granted the right to acquire a 35% interest in the entity that owns our incentive distribution rights. This right expires on September 10, 2011.

Restrictions on General Partner's Authority

        For so long as KA First Reserve, LLC owns at least 50% of the preferred units, our general partner may not, without the consent of KA First Reserve, LLC, do any of the following:

  •
  cause or permit us to invest in, or dispose of, the equity securities or debt securities of any person or otherwise acquire or dispose of any interest in any person, to acquire or dispose of interest in any joint venture or partnership or any similar arrangement with any person, or to acquire or dispose of assets of any person, or to make any capital expenditure (other than maintenance capital expenditures), or to make any loan or advance to any person if the total consideration (including cash, equity issued and debt assumed) paid or payable, or received or receivable, by us exceeds $15.0 million in any one or series of related transactions or in the aggregate exceeds $50.0 million in any twelve-month period;

  •
  cause or permit us to incur, create or guarantee any indebtedness which exceeds (x) $75.0 million in any one or series of related transactions to the extent the proceeds of such financing are used to refinance existing indebtedness, or (y) $25.0 million in any twelve-month period to the extent such indebtedness increases our aggregate indebtedness;

  •
  authorize or permit the purchase, redemption or other acquisition of our securities (or any options, rights, warrants or appreciation rights relating to our securities);

  •
  select or dismiss, or enter into any employment agreement or amendment of any employment agreement of, our CEO or CFO;

  •
  enter into any agreement or effect any related-party transaction, other than any transaction in the ordinary course of business and determined by the Board of Directors of the general partner of our general partner to be on an arm's length basis; or

  •
  cause or permit us to enter into any agreement or make any commitment to do any of the foregoing.

Operations Manager

        We currently employ William Sullivan as an operations manager at our Staten Island, New York location. William Sullivan is the brother of Thomas M. Sullivan, Chief Operating Officer and President—Atlantic Region. William Sullivan received total compensation of approximately $163,283 in respect of fiscal 2010. Additionally, we currently employ Bernard Casey as an operations manager at our Honolulu, Hawaii location. Bernard Casey is the brother of Timothy J. Casey, President, Chief Executive Officer and Director. Bernard Casey received total compensation of approximately $222,233 including a housing allowance and relocation expenses, in respect of fiscal 2010. The compensation for William Sullivan and Bernard Casey is reviewed and approved by the Compensation Committee.

Properties

        We lease our Staten Island, New York office and pier facilities from, and charter certain vessels to, affiliates of an employee who is not an executive officer or director. Additionally, we utilize one of these affiliates for tank cleaning services. Please read note 13 to our audited consolidated financial statements included elsewhere in this report.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table presents fees for services rendered by PricewaterhouseCoopers LLP during fiscal 2010 and fiscal 2009.

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit fees(1)	$1,165,500	$1,142,500
Audit-related fees(2)	202,000	179,105
Tax fees(3)	738,975	800,274
All other fees	—	—

Total	$2,106,475	$2,121,879

(1)
Fees for audit of annual financial statements and internal control over financial reporting under the Sarbanes Oxley Act of 2002, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)
Fees for professional services for consultations related to financial accounting and reporting standards.

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

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

        Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees or to the Chairman. During 2010, no pre-approval requirements were waived.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)    Financial Statements.

        See "Index to Financial Statements" set forth on page F-1.

(a)(2)    Financial Statement Schedules.

        None.

(a)(3)    Exhibits.

Exhibit Number			Description
3.1	*	—	Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 107084), as amended (the "Registration Statement"), originally filed with the Securities and Exchange Commission on July 16, 2003).

3.2		—	Fourth Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units)

3.3	*	—	Certificate of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.3 to the Registration Statement).

3.4	*	—	Amended and Restated Agreement of Limited Partnership of K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 3.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.5	*	—	Certificate of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.5 to the Registration Statement).

3.6	*	—	First Amended and Restated Agreement of Limited Partnership of K-Sea General Partner L.P. (incorporated by reference to Exhibit 3.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

3.7	*	—	Certificate of Formation of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.7 to the Registration Statement).

3.8	*	—	First Amended and Restated Limited Liability Company Agreement of K-Sea General Partner GP LLC (incorporated by reference to Exhibit 3.8 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.1	*	—	Contribution, Conveyance and Assumption Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Transportation LLC, EW Holding Corp., K-Sea Transportation Corp., K-Sea Transportation Partners L.P. and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.2	*	—	Omnibus Agreement, dated as of January 14, 2004, among K-Sea Investors L.P., K-Sea Acquisition Corp., New EW Holding Corp., New K-Sea Transportation Corp., K-Sea General Partner L.P., K-Sea General Partner GP LLC, K-Sea Transportation Partners L.P., K-Sea OLP GP LLC and K-Sea Operating Partnership L.P. (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

Exhibit Number			Description
10.3.1	*	—	K-Sea Transportation Partners L.P. Long-term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.3.2	*	—	Form of Director Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).

10.3.3	*	—	Form of Employee Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004).

10.4	*	—	K-Sea Transportation Partners L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 4.2 to the Partnership's Registration Statement on Form S-8 (Registration No. 333-117251) filed on July 9, 2004).

10.5	*†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Timothy J. Casey (incorporated by reference to Exhibit 10.9 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.6	*†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Richard P. Falcinelli (incorporated by reference to Exhibit 10.11 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.7	*†	—	Employment Agreement, dated as of January 14, 2004, between K-Sea Transportation Inc. and Thomas M. Sullivan (incorporated by reference to Exhibit 10.12 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2003).

10.8	*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

10.9	*	—	Amended and Restated Loan and Security Agreement, dated as of August 14, 2007 (the "Revolving Loan Agreement"), by and among K-Sea Operating Partnership L.P., as Borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007).

10.10		—	Amendment No. 1 to the Revolving Loan Agreement, dated as of November 7, 2007, by and among K-Sea Operating Partnership L.P., as Borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto.

Exhibit Number			Description
10.11		—	Amendment No. 2 to the Revolving Loan Agreement, dated as of, June 30, 2008, by and among K-Sea Operating Partnership L.P., as Borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto.

10.12	*	—	Amendment No. 3 to the Revolving Loan Agreement, dated as of December 23, 2009, by and among K-Sea Operating Partnership L.P., as Borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2009).

10.13		—	Amendment No. 4 to the Revolving Loan Agreement, dated as of August 31, 2010, by and among K-Sea Operating Partnership L.P., as Borrower, LaSalle Bank National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto.

10.14	*	—	Master Loan and Security Agreement dated as of April 3, 2006 by and among K-Sea Operating Partnership L.P., as Borrower, Key Equipment Finance Inc., as Lender, and K-Sea Transportation Partners L.P., K-Sea Transportation Inc. and Sea Coast Transportation LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006).

10.15		—	Securities Purchase Agreement, dated as of September 1, 2010, by and among K-Sea Transportation Partners L.P., K-Sea General Partner L.P. and KA First Reserve,

10.16		—	Registration Rights Agreement, dated as of September 10, 2010, by and between K-Sea Transportation Partners L.P. and KA First Reserve, LLC.

10.17		—	Director Designation Agreement, dated as of September 10, 2010, by and among K-Sea Transportation Partners L.P., K-Sea General Partner GP LLC, K-Sea General Partner L.P., K-Sea Investors A L.P., K-Seas Investors B L.P., K-Sea Investors C L.P., the other members of K-Sea General Partner GP LLC signatory thereto and KA First Reserve, LLC.

21.1		—	List of Subsidiaries.

23.1		—	Consent of PricewaterhouseCoopers LLP.

31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number			Description
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	—	Loan Agreement, dated as of March 17, 2005, between K-Sea Operating Partnership L.P. and First Union Commercial Corporation (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

99.2	*	—	Loan Agreement, dated as of June 28, 2005, between K-Sea Operating Partnership L.P. and Citizens Asset Finance, d/b/a Citizens Leasing Corporation (incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2005)

99.3	*	—	Loan Agreement dated December 19, 2005 between K-Sea Canada Corp., as Borrower, and Citizens Leasing Corp. d/b/a Citizens Asset Finance, as Lender, (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2005).

99.4	*	—	Loan Agreement dated as of May 12, 2006 among K-Sea Operating Partnership L.P., as Borrower, Citizens Leasing Corporation, as Lender, and Citizens Leasing Corporation, as agent and collateral trustee for the other lenders that may become parties to the loan agreement (incorporated by reference to Exhibit 99.4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2006).

99.5	*	—	Credit Facility Agreement providing for a Secured Term Loan Credit Facility dated June 4, 2008 by K-Sea Operating Partnership L.P., as Borrower, and DnB NOR Bank ASA, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Security Trustee, and the banks and financial institutions indentified therein, as Lenders (incorporated by reference to Exhibit 99.5 to the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2008).

99.6		—	Amendment No. 1, dated as of June 30, 2008, to a Secured Term Loan Credit Facility dated June 4, 2008 by K-Sea Operating Partnership L.P., as Borrower, and DnB NOR Bank ASA, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Security Trustee, and the banks and financial institutions indentified therein, as Lenders.

99.7	*	—	Amendment No. 2, dated as of December 23, 2009, to a Secured Term Loan Credit Facility dated June 4, 2008 by K-Sea Operating Partnership L.P., as Borrower, and DnB NOR Bank ASA, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Security Trustee, and the banks and financial institutions indentified therein, as Lenders (incorporated by reference to Exhibit 99.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2009).

99.8		—	Amendment No. 3, dated as of August 31, 2010, to a Secured Term Loan Credit Facility dated June 4, 2008 by K-Sea Operating Partnership L.P., as Borrower, and DnB NOR Bank ASA, as Mandated Lead Arranger, Bookrunner, Administrative Agent and Security Trustee, and the banks and financial institutions indentified therein, as Lenders.

*
Incorporated by reference, as indicated.

†
Management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.
By: K-SEA GENERAL PARTNER L.P., its General Partner
By: K-SEA GENERAL PARTNER GP LLC, its General Partner
September 13, 2010	By:	/s/ TIMOTHY J. CASEY Timothy J. Casey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY J. CASEY Timothy J. Casey	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2010
/s/ TERRENCE P. GILL Terrence P. Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2010
/s/ JAMES J. DOWLING James J. Dowling	Chairman of the Board and Director	September 13, 2010
/s/ ANTHONY S. ABBATE Anthony S. Abbate	Director	September 13, 2010
/s/ BARRY J. ALPERIN Barry J. Alperin	Director	September 13, 2010
/s/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	September 13, 2010
/s/ FRANK SALERNO /s/ Frank Salerno	Director	September 13, 2010

Management's Report on Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2010, based on those criteria.

        Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading "Report of Independent Registered Public Accounting Firm" on page F-3.

 Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of K-Sea Transportation Partners L.P.,

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of K-Sea Transportation Partners L.P. and its subsidiaries (collectively, the "Partnership") at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting on page F-2. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounts for earnings per unit in 2010.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
September 13, 2010

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$1,896	$1,819
Accounts receivable, net	33,206	29,819
Deferred taxes	1,649	1,118
Prepaid expenses and other current assets	18,857	16,689

Total current assets	55,608	49,445
Vessels and equipment, net	604,197	533,996
Construction in progress	730	66,882
Deferred financing costs, net	3,227	3,152
Goodwill	—	54,300
Other assets	32,375	31,028

Total assets	$696,137	$738,803

Liabilities and Partners' Capital
Current Liabilities
Current portion of long-term debt	$19,024	$16,820
Accounts payable	15,720	17,239
Accrued expenses and other current liabilities	33,607	27,134
Deferred revenue	12,005	12,476

Total current liabilities	80,356	73,669
Term loans and capital lease obligation	219,461	225,915
Credit line borrowings	144,450	140,278
Other liabilities	13,375	11,395
Deferred taxes	3,486	3,618

Total liabilities	461,128	454,875

Commitments and contingencies
Partners Capital
General partner	1,223	2,230
Limited partners	247,193	294,259
Accumulated other comprehensive loss	(17,996)	(17,075)

Total K-Sea Transportation Partners L.P. unitholders' capital	230,420	279,414

Non-controlling interest	4,589	4,514

Total partners' capital	235,009	283,928

Total liabilities and partners' capital	696,137	$738,803

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	For the Years Ended June 30,
	2010	2009	2008
Voyage revenue	$248,092	$310,429	$312,680
Other revenue	17,333	20,033	13,600

Total revenues	265,425	330,462	326,280

Voyage expenses	45,890	67,029	79,427
Vessel operating expenses	138,051	144,291	124,551
General and administrative expenses	27,238	29,806	28,947
Depreciation and amortization	64,196	53,582	48,311
Loss on acquisition of land and building	1,697	—	—
Net (gain) loss on sale of vessels	(801)	(702)	(601)
Impairment of goodwill	54,300	—	—

Total operating expenses	330,571	294,006	280,635

Operating (loss) income	(65,146)	36,456	45,645
Interest expense, net	22,588	21,503	21,275
Other expense (income), net	(535)	402	(2,164)

Income (loss) before provision for income taxes	(87,199)	14,551	26,534
Provision for (benefit of) income taxes	(218)	287	529

Net income (loss)	$(86,981)	$14,264	$26,005
Less net income attributable to non-controlling interest	398	317	337

Net income (loss) attributable to K-Sea Transportation Partners L.P. unitholders ("net income (loss) of K-Sea")	$(87,379)	$13,947	$25,668

Allocation of net income (loss) of K-Sea:
General partner's interest in net income (loss) of K-Sea	(916)	4,474	3,311
Limited partner's interest in net income (loss) of K-Sea	(86,463)	9,473	22,357

Net income (loss) of K-Sea	$(87,379)	$13,947	$25,668

Basic net income (loss) of K-Sea per unit	$(4.60)	$0.61	$1.73
Diluted net income (loss) of K-Sea per unit	$(4.60)	$0.61	$1.73
Weighted average units outstanding—basic	18,802	15,569	12,939
Weighted average units outstanding—diluted	18,802	15,590	12,952

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(in thousands)

		Limited Partners
		Common		Subordinated		Accumulated Other Comprehensive Income
	General Partner						Non- controlling Interest $
		Units	$	Units	$			TOTAL
Balance of Partners' Capital at June 30, 2007	$1,962	6,819	$127,164	3,124	$23,002	$525		$152,653
Investment in joint venture							$4,450	4,450
Issuance of common units under long-term incentive plan		23	725					725
Conversion of subordinated units to common units, net of tax related adjustments (note 1)		1,041	2,872	(1,041)	(2,872)			—
Fair market value adjustment for interest rate swap contracts, net of taxes of $91						(6,720)		(6,720)
Foreign currency translation adjustment						10		10
Issuance of common units, net of transaction costs of $6,332		3,500	131,918					131,918
Issuance of common units for the Smith Maritime Group		250	11,298					11,298
Distributions to partners	(2,968)		(29,076)		(8,330)			(40,374)
Cash distributions to non-controlling interests							(268)	(268)
Net income	3,311		17,932		4,425		337	26,005

Balance of Partners' Capital at June 30, 2008	$2,305	11,633	$262,833	2,083	$16,225	$(6,185)	$4,519	$279,697

Issuance of common units under long-term incentive plan		28	983					983
Amortization of restricted units awards under long term incentive plan			1,218					1,218
Issuance of common units, net of costs of $1,795		2,000	49,805					49,805
Conversion of subordinated units to common units		2,083	12,104	(2,083)	(12,104)			—
Fair market value adjustment for interest rate swap contracts, net of taxes of $135						(10,775)		(10,775)
Foreign currency translation adjustment						(115)		(115)
Distributions to partners	(4,549)		(42,420)		(4,811)			(51,780)
Unit distribution to the General Partner		50	953					953
Cash distributions to non-controlling interests							(322)	(322)
Net income	4,474		8,783		690		317	14,264

Balance of Partners' Capital at June 30, 2009	$2,230	15,794	$294,259	—	—	$(17,075)	$4,514	$283,928

Issuance of common units under long- term incentive plan		39	1,291					1,291
Amortization of restricted units awards under long term incentive plan			(187)					(187)
Issuance of common units, net of costs of $2,965		3,244	59,167					59,167
Fair market value adjustment for interest rate swap contracts, net of taxes of $13						(1,018)		(1,018)
Foreign currency translation adjustment						97		97
Distributions to partners	(91)		(22,076)					(22,167)
Cash distributions to non-controlling interests							(323)	(323)
Unit distributions to the General Partner		50	1,202					1,202
Net income (loss)	(916)		(86,463)				398	(86,981)

Balance of Partners' Capital at June 30, 2010	$1,223	19,127	$247,193	—	—	$(17,996)	$4,589	$235,009

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended June 30
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(86,981)	$14,264	$26,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,908	54,564	48,820
Impairment of goodwill	54,300	—	—
Payment of drydocking expenditures	(22,139)	(20,986)	(25,908)
Change in provision for loss on cancellation of contract	(500)	515	—
Provision for doubtful accounts	328	1,028	549
Deferred income taxes	(651)	(114)	478
Net gain on sale of vessels	(801)	(702)	(601)
Loss on acquisition of land and building	1,697	—	—
Gain on settlement of legal proceedings	—	—	(2,073)
Restricted unit compensation costs	1,104	1,324	1,156
Other	(63)	(8)	176
Changes in assets and liabilities:
Accounts receivable	(3,715)	11,243	(12,248)
Prepaid expenses and other current assets	653	6,322	(13,437)
Other assets	(1,354)	(2,210)	196
Accounts payable	(1,670)	(10,948)	7,957
Accrued expenses and other current liabilities	2,152	209	5,505
Deferred revenue	(471)	(1,743)	4,200
Other liabilities	—	(481)	—

Net cash provided by operating activities	7,797	52,277	40,775

Cash flows from investing activities:
Vessel acquisitions	(197)	—	(60,475)
Acquisition of the Smith Maritime Group, net of cash acquired	—	—	(168,881)
Construction of tank vessels	(37,675)	(65,189)	(51,987)
Other capital expenditures	(5,460)	(10,069)	(13,282)
Acquisition of land and building	(4,242)	—	—
Proceeds from settlement of legal proceedings	—	—	2,073
Proceeds on sale of vessels	5,310	29,536	2,192
Collection of notes receivable from sale of vessels	2,627	340	—
Investment in joint venture	—	—	(1,836)

Net cash used in investing activities	(39,637)	(45,382)	(292,196)

K-SEA TRANSPORTATION PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the Years Ended June 30
	2010	2009	2008
Cash flows from financing activities:
Proceeds from credit line borrowings	200,898	224,539	309,953
Repayment of credit line borrowings	(196,726)	(250,332)	(240,953)
Gross proceeds from equity offering	62,132	51,600	138,250
Proceeds from long-term debt borrowings	11,577	41,442	266,931
Payment of term loans	(16,889)	(20,695)	(171,840)
Payment of additional collateral	(3,075)	—	—
Financing costs paid—equity offerings	(2,965)	(1,795)	(6,234)
Financing costs paid—debt borrowings	(1,747)	(438)	(3,204)
Distributions to non-controlling interest	(323)	(322)	(268)
Distributions to partners	(20,965)	(50,827)	(40,374)

Net cash (used in) provided by financing activities	31,917	(6,828)	252,261

Cash and cash equivalents:
Net increase	77	67	840
Balance at beginning of year	1,819	1,752	912

Balance at end of year	$1,896	$1,819	$1,752

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$20,187	$20,972	$21,799

Income taxes	$61	$46	$375

Supplemental disclosure of non-cash investing and financing activities:
Sale of vessels for notes receivable		$3,516
Use of proceeds of sale-leaseback disbursed directly by the purchaser:
Refinancing of term loans with operating lease agreements		$49,806
Lease security deposits		$3,492
Acquisition of the Smith Maritime Group:
Value of common units issued to sellers			$11,298
Debt assumed			$23,511
Purchase of vessel with note payable			$3,000
Issuance of limited partner units under the long-term incentive plan	$1,291	$983	$725
Distribution of units to the general partner	$1,202	$953

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

Note 1: Basis of Presentation

        K-Sea Transportation Partners L.P. and its subsidiaries (collectively, the "Partnership") provide marine transportation, distribution and logistics services for refined petroleum products in the United States. On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests and, in connection therewith, also issued to its predecessor companies an aggregate of 4,165,000 subordinated units representing limited partner interests. The Partnership met certain financial tests described in its partnership agreement ("K-Sea Partnership Agreement") for early conversion of the subordinated units and, as a result, 1,041,250, 1,041,250 and 2,082,500 of these subordinated units converted to common units on a one-for-one basis on February 14, 2007, February 14, 2008 and February 16, 2009, respectively.

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

        The Partnership's general partner, K-Sea General Partner L.P., holds 202,447 general partner units, representing a 1.05% general partner interest in the Partnership as of June 30, 2010 as well as certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, and certain target distribution levels have been achieved. The target distribution levels entitle the general partner to receive an additional 13% of total quarterly cash distributions in excess of $0.55 per unit until all unitholders have received $0.625 per unit, an additional 23% of total quarterly cash distributions in excess of $0.625 per unit until all unitholders have received $0.75 per unit, and an additional 48% of total quarterly cash distributions in excess of $0.75 per unit. The Partnership is required to distribute all of its available cash from operating surplus, as defined in its partnership agreement. Additional contributions by the general partner to the Partnership upon issuance of new common units are not mandatory.

        In May 2009, the Partnership issued 49,775 limited partner units to the general partner in lieu of $1,244 in cash distributions, effectively $25.00 per unit for the distribution declared for the quarter ended March 31, 2009. In August 2009, the Partnership issued 49,908 limited partner units to the general partner in lieu of $1,248 in cash distributions, effectively $25.00 per unit for the distribution declared for the quarter ended June 30, 2009. Future such issuances in lieu of cash distributions will be considered by the Board of Directors of the general partner of K-Sea General Partner L.P. at the time future distributions are considered.

Note 2: Summary of Significant Accounting Policies

        The FASB Codification.    In June 2009, the Financial Accounting Standards Board ("FASB") issued "The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles", an accounting standards codification ("ASC" or the "Codification"), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date the Codification superseded all then existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles. The adoption of this standard by the Partnership on July 1, 2009 did not have an effect on the accompanying consolidated

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

financial statements. The ASC consists of topics, subtopics, sections and paragraphs. Certain accounting policies described below reference relevant ASC topic, subtopic, etc.

        Basis of Consolidation.    These consolidated financial statements are for the Partnership and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

        During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge. The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the FASB. The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease (bareboat charter agreement). The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making over the asset for substantially all of its useful life and consequently greater economic interest. As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying financial statements. The joint venture has a term loan, which matures on October 1, 2012, that is collateralized by the related tank barge. The Partnership is not required to provide financial support to the joint venture, other than what is required in the normal course of business pertaining to the bareboat charter agreement. Creditors of the joint venture have no recourse to the general credit of the Partnership. The current and non-current portions of such borrowings are included in current portion of long-term debt and term loans and capital lease obligation, respectively, on the consolidated balance sheets.

        Non-controlling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued a new accounting standard relating to non-controlling interests in consolidated financial statements. This standard established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. These accounting and reporting standards require for-profit entities that prepare consolidated financial statements to: (a) present non-controlling interests as a component of equity, separate from the parent's equity; (b) separately present the amount of consolidated net income attributable to non-controlling interests in the income statement; (c) consistently account for changes in a parent's ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions; (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated; and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of non-controlling owners.

        On July 1, 2009, the Partnership adopted this new standard. Accordingly, for periods presented in these consolidated financial statements, the Partnership has reclassified its non-controlling interest liability into partners' capital in the consolidated balance sheets and has separately presented income attributable to non-controlling interests on the consolidated statements of operations. The net income attributable to the K-Sea Transportation Partners L.P. unitholders is reported as "Net income (loss) of K- Sea" in the consolidated statements of operations.

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

        There was one customer that accounted for 10% of consolidated accounts receivable at June 30, 2010 and two customers that accounted for 18% and 13% of consolidated accounts receivable at June 30, 2009. Two customers accounted for 16% and 11% of consolidated total revenues for the fiscal year ended June 30, 2010. Two customers accounted for 20% and 11% of consolidated total revenues for the fiscal year ended June 30, 2009. Three customers accounted for 16%, 12% and 11% of consolidated total revenues for the fiscal year ended June 30, 2008.

        With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Partnership's allowance for doubtful accounts totaling $1,496 and $1,264 at June 30, 2010 and 2009, respectively, is based on the Partnership's best estimate of the amount of probable credit losses in the Partnership's existing accounts receivable. The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the fiscal years ended June 30, 2010, 2009 and 2008, the Partnership's allowance for doubtful amounts was impacted by additional charges of $328, $1,028 and $549, and write-offs of $96, $1,733 and ($7), respectively.

        Insurance Claims Receivable.    Insurance claims receivable, which are included in prepaid expenses and other current assets, represent claims for reimbursement of expenses incurred that have been made under the Partnership's hull and machinery, and protection and indemnity coverages. The Partnership records the probable amount that it expects to recover from insurance net of the applicable deductible (See note 13).

        Fuel Supplies.    Fuel used to operate the Partnership's vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $4,595 and $4,291 as of June 30, 2010 and 2009,

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

        Vessels and Equipment—including Changes in Accounting Estimates.    Vessels and equipment are recorded at cost, which includes contract price, capitalized interest where appropriate and other direct costs relating to acquiring and placing the vessels in service. Vessels and equipment are depreciated using the straight-line method over the estimated useful lives of the individual assets. In assessing the appropriateness of the useful lives and salvage values of its vessels, the Partnership considers growth in the fleet, changes in its composition, as well as other information.

        During fiscal year 2009, the Partnership concluded, based on its accumulated data on useful lives and the planned future use of its vessels, as well as a review of industry data, that its assets are fully operative and economic for periods greater than those previously used for book depreciation purposes. Accordingly, effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $6,405 and $6,326, respectively, and net income per fully diluted limited partner unit by $0.40, for the fiscal year ended June 30, 2009.

        For single-hull tank vessels, useful lives are limited to the remaining period of operation prior to mandatory retirement as required by the Oil Pollution Act of 1990 ("OPA 90"). OPA 90 requires that the 11 (including three chartered-in) single-hull vessels operated by the Partnership as of June 30, 2010, representing approximately 11% of total barrel-carrying capacity, be retired or retrofitted to double-hull by January 1, 2015. During the fiscal year ended June 30, 2010 the Partnership determined that it would phase out certain of its single hull vessels prior to their OPA 90 retirement dates. See note 6 for further information.

        The expiration of long-term contracts over the course of the year has resulted in increased double-hull availability within the industry. In addition, the customer preference for double-hull vessels has intensified, resulting in the commercial obsolescence of single-hull equipment. As a result, the Partnership identified a triggering event requiring an impairment review of all of its long lived assets and long lived asset groups as of June 30, 2010. As a result in the fourth quarter of fiscal year 2010 an additional impairment charge of $4,213 was recorded for relating to eight tug boats, two single hull vessels and one small vessel used to support activities in Hawaii.

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

        Construction in Progress.    Construction in progress comprises expenditures relating to the Partnership's newbuild program which is described in note 6. Construction in progress is recorded at cost, including capitalized interest where appropriate. The Partnership capitalizes direct and indirect costs clearly associated with the development, design, and construction of new vessels as these costs have a future benefit. Costs include installments paid to the shipyard, payments made to third parties in connection with the vessel newbuild program, and interest costs incurred during the construction period, which is defined as the period from the start of construction until the date that each vessel is substantially complete and ready for use. In August 2010, the Partnership sold the DBL 34 for $2,290, net of commission and escrow agent fees. As the asset was held for sale as of June 30, 2010, the Partnership recorded a construction in progress impairment charge of $861 reflecting the difference in the purchase commitment cost and the net proceeds expected upon sale.

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

        Deferred Financing Costs.    Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financings. Deferred financing costs are stated net of accumulated amortization of $1,799 and $1,515, at June 30, 2010 and 2009, respectively.

        Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business at the date of the acquisition. GAAP requires that goodwill be tested for impairment on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Partnership tests for impairment at least annually using a two-step process. The first step identifies potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

        In June 2010, management considered whether or not events or changes in circumstances indicated that the carrying amount of its goodwill may not be recoverable. As a result of the continued U.S. economic downturn, contracts not being renewed increasing the Partnership's dependency on the voyage charter market resulting in reductions to the Partnership's revenue, operating income, and cash flow forecasts, and a significant sustained decline in the Partnership's market capitalization, the Partnership determined that such factors were indicative of a triggering event requiring an interim impairment analysis as of June 30, 2010. All of the Partnership's goodwill relates to the Pacific region reporting unit. The result of the Partnership's analysis indicated that goodwill attributable to the Pacific region reporting unit is fully impaired. Accordingly, the Partnership recorded an impairment charge of $54,300 relating to the goodwill associated with its Pacific region reporting unit during the three months and year ended June 30, 2010. As a result of the goodwill impairment adjustment, the Partnership has written off the goodwill of the Pacific region reporting unit (See note 5).

        Intangible Assets.    Included in other assets are intangible assets acquired as part of business combinations or asset acquisitions which are recorded at fair value at their acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Partnership reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment charge would be recognized when expected undiscounted future operating cash flows are lower than the carrying value, and to the extent the carrying value exceeds fair value.

        Derivative instruments.    In March 2008 the FASB issued an amendment to an accounting standard that required qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses in derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The Partnership adopted the accounting standard effective January 1, 2009 and includes the required disclosures in the notes to the consolidated financial statements.

        The Partnership utilizes derivative financial instruments to reduce interest rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. The Partnership accounts for its derivative financial instruments in accordance with ASC 815 which requires that an entity recognize all derivative financial instruments as either assets or liabilities, depending on the rights or obligations under the contract. Derivative financial instruments are measured at fair value. Changes in the fair value (gains or losses) of those derivative financial instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative will depend on the hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

        The Partnership enters into interest rate swap contracts to hedge its exposure to variability in expected future cash flows relating to interest payments associated with the Partnership's floating- rate borrowings. These swap contracts have been designated as cash flow hedges. A derivative financial instrument qualifies for cash flow hedge accounting if it meets criteria specified by ASC 815 which includes among others a) that the forecasted transaction is specifically identified, b) its occurrence is probable and c) the forecasted transaction is a transaction with a party external to the reporting entity.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

The effective portion of the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Assessing hedge effectiveness includes an evaluation of whether or not critical terms of the derivative and the hedged item are the same (i.e. size, reset and payment dates, market conventions, etc.). The ineffective portion of the gain or loss is reported in earnings immediately. Based on the characteristics of each interest rate swap contract and its related floating rate borrowing the Partnership uses either the "matched terms" accounting method or alternative methods when the "matched term" shortcut method is not applied, as provided by the guidance described in ASC 815.

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

        Unit-Based Compensation.    The Partnership has adopted a long-term incentive plan ("LTIP") that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which range from approximately three to five years. No unit options have been granted.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

        Net Income per Unit.    In May 2008, the FASB issued a new accounting standard relating to the application of the two-class method for calculating earnings per unit to master limited partnerships. This new accounting standard considers the difference between net income and distributions when calculating earnings per unit. On July 1, 2009, the Partnership adopted this new accounting standard, which is required to be applied retrospectively for all periods presented. The Partnership's former practice was to calculate earnings per limited partner unit based solely upon the net income available to the limited partners after deducting the general partner's interest in net income. Under the new accounting standard, the difference between net income and distributions that have been or will be made for the reporting period is allocated to the limited partners and general partner before the earnings per limited partner unit is calculated. Therefore, the new practice gives effect to any special allocations, including incentive distributions to our IDR holder (general partner), which are declared and paid following the close of each quarter. If there is an excess of distributions over net income, such difference is allocated to the general partner and limited partners of an entity based on their respective sharing of losses specified in the entity's partnership agreement for the period presented. The K-Sea Partnership Agreement contractually limits the sharing of losses to the general partner (units) and the limited partner (units) and therefore, the excess of distributions over net income is not allocated to the IDR holder.

        If there are undistributed earnings they are allocated to the general partner and the limited partners of an entity utilizing the contractual terms of the entity's partnership agreement. If distributions are contractually limited to the IDR holder's share of currently designated available cash for distributions as defined under the entity's partnership agreement, undistributed earnings in excess of available cash are not to be allocated to the IDR holder. The K-Sea Partnership Agreement contractually limits its distributions to Available Cash (as defined in the agreement), and, therefore, undistributed earnings, if any, are not allocated to the IDR holder (general partner).

        Accordingly, the effect of adopting this accounting standard impacts the Partnership's presentation of earnings per unit in periods when distributions exceed net income as the reported earnings per limited partner unit will be lower than under the Partnership's former practice. These differences will be material for those periods where there are material differences between the Partnership's net income and the distributions it has or will pay with respect to such period.

        In June 2008, the FASB issued a new accounting standard relating to determining whether instruments granted in share-based payment transactions are considered participating securities under the two-class method of calculating basic and diluted earnings per unit. On July 1, 2009, the Partnership adopted the provisions of this new accounting standard, which is also required to be applied retrospectively for all periods presented. This new standard affects entities that accrue or pay cash distributions on share-based payment awards during the awards' service period when the cash distributions are not required to be returned if the employees forfeit the unvested award. This new standard requires that all outstanding unvested share-based payment awards that contain rights to non- forfeitable cash distributions participate in undistributed earnings with common unitholders and are considered participating securities. Certain of the Partnership's share-based awards under its LTIP include rights to non-forfeitable distribution equivalent rights ("DER"). Based on the requirements of this new accounting standard, the Partnership included such outstanding unvested awards with DER in the calculation of basic weighted average limited partner units outstanding. Previously, such outstanding

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

unvested awards with DER, if dilutive, were included in the calculation of diluted weighted average limited partner units outstanding. The adoption of this standard decreased the basic net income per unit previously reported for the years ended June 30, 2009 and 2008 by $0.01 and $0.02, respectively.

        Under these new accounting standards, for the accounting periods included in this report, the allocation of net income between our general partner and limited partners was as follows:

	Years Ended June 30,
	2010	2009	2008
Net income (loss) of K-Sea	$(87,379)	$13,947	$25,668
Less distributions paid	(8,727)	(53,819)	(44,592)

Undistributed earnings (loss)/distributions in excess of earnings	$(96,106)	$(39,872)	$(18,924)

Allocation of net income (loss) of K-Sea
Limited partner allocation:
Cash distributions (98.95%, 98.73% and 98.55% equity ownership, as of June 30, 2010, 2009 and 2008, respectively)	$8,636	$48,838	$41,007
Allocation of undistributed earnings (loss)/distributions in excess of earnings	(95,099)	(39,365)	(18,650)

Net income (loss) of K-Sea allocated to limited partners	$(86,463)	$9,473	$22,357

General partner allocation:
Cash distribution (1.05%, 1.27% and 1.45% equity ownership, as of June 30, 2010, 2009 and 2008, respectively)	$91	$623	$605
Allocation of undistributed earnings (loss)/distributions in excess of earnings	(1,007)	(506)	(274)
Cash distribution IDR	—	4,357	2,980

Net income (loss) of K-Sea allocated to general partner	$(916)	$4,474	$3,311

        On July 1, 2009, the Partnership adopted this new accounting standard, which is required to be applied retrospectively for all periods presented. The difference between the amounts of net income (loss) of K-Sea allocated to the limited and general partners and the related earnings per unit calculation under the new accounting standard and our previous accounting methodology for the years ended June 30, 2009 and 2008 is a reduction of $4,293 and $2,906, respectively, in the amount of net income of K-Sea allocated to the limited partners, a decrease of $0.28 and $0.24 in basic net income per limited partner unit and $0.27 and $0.22 in diluted net income per limited partner unit, respectively.

        Distributions per Unit.    Distributions to limited partners were $0.45, $3.08 and $2.92 per unit for the years ended June 30, 2010, 2009 and 2008, respectively.

        Accumulated Comprehensive Income (Loss).    Included within accumulated other comprehensive income (loss) for the Partnership are adjustments related to foreign currency translation and fair value adjustments relating to interest rate swap agreements classified as cash flow hedges, net of the related

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 2: Summary of Significant Accounting Policies (Continued)

tax. Total comprehensive income (loss) for the years ended June 30, 2010, 2009 and 2008 is presented in note 3.

  Other Adopted Accounting Standards.

        Fair Value Measurements.    In September 2006, the FASB issued a new accounting standard for fair value measurements which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The FASB, however, delayed the effective date of the new accounting standard for fair value measurements for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis ("nonrecurring measurements") to fiscal years beginning after November 15, 2008. The Partnership adopted the fair value measurement standard on July 1, 2008 except for nonrecurring measurements. The Partnership adopted this standard as it relates to nonrecurring measurements on July 1, 2009. The adoption of this standard by the Partnership on July 1, 2009 resulted in additional fair value measurement disclosures relating to long lived assets in the accompanying consolidated financial statements.

        In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Partnership's adoption of this clarification of existing guidance on October 1, 2009 did not have an effect of the accompanying consolidated financial statements.

Note 3: Other Comprehensive Income (Loss)

        Total comprehensive income (loss) for the year ended June 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Net income (loss)	$(86,981)	$14,264	$26,005
Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 8)	(1,018)	(10,775)	(6,720)
Foreign currency translation gain (loss)	97	(115)	10

Total other comprehensive income (loss)	(921)	(10,890)	(6,710)

Total comprehensive income (loss)	(87,902)	3,374	19,295
Less comprehensive income attributable to non-controlling interest	398	317	337

Comprehensive income (loss) attributable to K-Sea unitholders	$(88,300)	$3,057	18,958

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 4: Acquisitions

The Smith Maritime Group

        On August 14, 2007, the Partnership, through certain wholly owned subsidiaries, completed the acquisition of all of the equity interests in Smith Maritime, Ltd., Go Big Chartering, LLC and Sirius Maritime, LLC (collectively, the "Smith Maritime Group"). This transaction is part of the Partnership's business strategy to expand its fleet through strategic and accretive acquisitions. The Smith Maritime Group provides marine transportation and logistics services to major oil companies, oil traders and refiners in Hawaii and along the West Coast of the United States. The aggregate purchase price was $203,690. As further described in note 7 below, the Partnership financed the cash portion of the purchase through additional borrowings under its revolving loan agreement and a bridge loan.

        Under the purchase method of accounting, for fiscal year 2008, the Partnership has included the Smith Maritime Group's results of operations from August 14, 2007, the acquisition date, through June 30, 2008. The aggregate recorded purchase price of $203,690 consisted of $168,881 of cash, including $1,496 of direct expenses, $23,511 of assumed debt, and $11,298 representing 250,000 common units valued at their average market value during the five-day period surrounding the announcement of the definitive agreement. The Partnership allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired based on their fair values. The purchased identifiable intangible assets are being amortized on a straight-line basis over their respective estimated useful lives. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill, which is not amortized but is reviewed at least annually for impairment. (See note 5) Such purchase price was in excess of the net assets acquired because the Partnership believed that the cash flows generated from the acquired business will be accretive. The Partnership's allocation of the purchase price is as follows:

Current assets	$8,229
Vessels and equipment, net	158,660
Intangible assets	20,115
Goodwill	37,915
Other assets	9

224,928
Liabilities and capital lease obligations	21,238

Total purchase price	$203,690

        The identifiable intangible assets purchased in the acquisition include customer relationships and covenants not to compete, valued at $17,400 which is being amortized over 20 years and $100 which is being amortized over 3 years, respectively, (see note 5). The acquisition also included an option to purchase a 50% interest in a tank barge, at less than fair market value, which resulted in recognition of an intangible asset of $2,615 at the acquisition date. Upon exercise of the option in October 2007, the Partnership obtained a 50% interest in a joint venture, which joint venture is considered a variable interest entity and is consolidated in the accompanying financial statements. The amount of goodwill that is deductible for tax purposes over 15 years is $24,415.

        The consolidated balance sheets reflect $4,589 and $4,514 as of June 30, 2010 and 2009, respectively, for the non-controlling interest in this joint venture. The joint venture has a term loan,

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 4: Acquisitions (Continued)

which matures on October 1, 2012, that is collateralized by the related tank barge. The carrying value of the tank barge is $10,789 and $11,263 at June 30, 2010 and 2009, respectively and is included in vessels and equipment on the consolidated balance sheet. Borrowings outstanding on this term loan at June 30, 2010 and 2009 were $1,622 and $2,245, respectively. The current and non-current portions of such borrowings are included in current portion of long-term debt and term loans and capital lease obligation, respectively, on the consolidated balance sheets.

  Pro Forma Financial Information

        The unaudited pro forma financial information for the fiscal year ended June 30, 2008 combines the historical results of the Partnership with the historical results of the Smith Maritime Group for the period preceding the August 14, 2007 acquisition. The unaudited financial information in the table below summarizes the combined results of operations of the Partnership and the Smith Maritime Group, on a pro forma basis, as though the acquisition had been completed as of the beginning of the period presented. This pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at July 1, 2007.

For the Year Ended June 30, 2008
(unaudited)
Revenues	$332,618
Net income	$27,636
Basic net income per limited partner unit	$1.77
Fully diluted net income per limited partner unit	$1.76

        Effective July 1, 2009, the Partnership adopted the provisions of a new accounting standard, relating to determining whether instruments granted in share-based payment transactions are considered participating securities under the two-class method of calculating basic and diluted earnings per unit, which was also required to be applied retrospectively for all periods presented. The difference between the unaudited proforma earnings per unit calculation under the new accounting standard and our previous accounting methodology for the fiscal year ended June 30, 2008 is a decrease of $0.22 in basic net income per limited partner unit and a decrease of $0.21 in diluted net income per limited partner unit.

Note 5: Goodwill and Intangible Assets

        ASC 350 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In conjunction with a long-lived asset impairment charge recorded in the first quarter of fiscal year 2010 the Partnership performed a test for goodwill impairment at September 30, 2009. The Partnership's annual test for impairment was performed during the second quarter (as of October 31) of its fiscal year. Both impairment tests indicated there was no impairment of goodwill.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Goodwill and Intangible Assets (Continued)

        The Partnership operates in a single operating segment. It has two reporting units consisting of its Atlantic region and Pacific region operations. All of the Partnership's goodwill relates to the Pacific region reporting unit. As a result of the continued U.S. economic downturn, contracts not being renewed increasing the Partnership's dependency on the voyage charter market resulting in reductions to the Partnership's revenue, operating income, and cash flow forecasts, and a significant sustained decline in the Partnership's market capitalization, the Partnership determined that such factors were indicative of a triggering event requiring an interim impairment analysis as of June 30, 2010.

        Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Partnership's reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is greater than the fair value, the second step must be completed to determine the impairment loss, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Partnership's analysis indicated that goodwill attributable to the Pacific region reporting unit is fully impaired. Accordingly, the Partnership recorded an impairment charge of $54,300 relating to the goodwill associated with its Pacific region reporting unit during the three months and year ended June 30, 2010.

        Historically, the Partnership has used an income approach based on the present value of estimated future cash flows. The Partnership believes that the income approach is appropriate due to the long term nature of the Partnership's time charters, consecutive voyage charters, contracts of affreightment and bareboat charters, which are generally for periods of one year or more and generally contain renewal options. The Partnership assesses the reasonableness of its approach by consideration of current trading multiples for peer companies. The Partnership used its business plans and projections as the basis for expected future cash flows for purposes of the annual impairment test as of October 31, 2009. Inherent in the development of the cash flow projections prepared as of October 31, 2009 were assumptions and estimates derived from a review of operating results for fiscal 2009 and the first quarter of fiscal 2010, approved business plans, expected growth rates (which considered both existing contracts and contracts relating to the Partnership's newbuild program vessels), cost of capital and tax rates.

        For purposes of the interim impairment test as of June 30, 2010, the Partnership used its fiscal year 2011 business plan as the basis for expected future cash flows. Inherent in the development of the updated cash flow projections are assumptions and estimates derived from a review of operating results for fiscal 2010. During the fiscal years ended June 30, 2010 and 2009, approximately 83% and 95% of the Pacific region reporting unit's revenue was derived from long term contracts. As the percentage of revenue associated with long term contracts declines, the Partnership's revenue is subject to a higher degree of volatility. Vessels operating under single voyage charters, which are generally priced at prevailing market rates, have the potential to generate decreased profit margins during periods of economic downturn and increased profit margins during periods of improved charter rates, while vessels operating on long term time charters generally provide more predictable cash flow. Increased dependence on the voyage charter market could result in a lower utilization of the Partnership's vessels

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Goodwill and Intangible Assets (Continued)

and decreased profitability. As a result of the increased risk relating to the higher level of volatility associated with more of the Pacific region reporting unit vessels operating in the voyage charter market combined with the unexpected duration of customers failing to commit to long term contracts, the Partnership's updated fiscal year 2011 business plan and fiscal 2012 through 2014 forecasts reflect a contribution margin approximately 12% lower than previously estimated for the fiscal 2011 through 2014 contribution margins used in the October 31 assessment. The lower contribution margin is estimated based on assumptions relating to (1) the period of recovery needed for the Partnership to obtain new long-term charters, for vessels currently operating in the voyage charter market, at rates at least equivalent to those received under the Partnership's old long-term charters, (2) utilization rates, (3) the number of vessels to lay up due to estimated low utilization rates and the period to lay up such vessels, and (4) average daily rates and estimated fixed and variable operating costs for each vessel. The decline in the Pacific region reporting unit's revenues and contribution margin for the fiscal year ended June 30, 2010 has reduced both the Pacific region reporting unit's and the Partnership's cash flows and liquidity as further described below.

        In addition to the assumptions described above, the Partnership also makes certain assumptions about future economic conditions including inflation, interest rates and other market data. The following critical assumptions were used in determining the fair value of goodwill as of both June 30, 2010 and October 31, 2009: (1) reduced utilization of certain vessels from their historic utilization levels based on known or anticipated non-renewal of long term contracts, (2) the impact of newbuilds placed into service in fiscal 2010, (3) a projected long term growth of 3% for determining terminal value; (4) a tax rate of 35%, which reflects a market participant rather than the Partnership's tax rate, and (5) an average discount rate of 13% and 9.5%, respectively, representing the Partnership's weighted average cost of capital ("WACC") as of June 30, 2010 and October 31, 2009. Factors inherent in determining the Partnership's WACC included the Partnership's own and peer company data relating to (1) the value of the Partnership's limited partner units and peer company common stock; (2) the amounts of debt and equity and the percentages they comprise of total capitalization; and (3) expected interest costs on debt and debt market conditions.

        The increased dependence on the voyage charter market for both the Atlantic and Pacific region reporting units resulted in reductions in the Partnership's fiscal 2010 revenue, operating income and cash flow forecasts resulting in the Partnership obtaining amendments to certain of its debt and lease agreements in December 2009 in order to remain in compliance with the financial covenants contained in such debt and lease agreements. As of the June 30, 2010 measurement date the Partnership was seeking additional amendments to such debt and lease agreements in order to remain in compliance with the financial covenants contained therein as the Partnership's operating cash flows declined significantly in the three months ended June 30, 2010. The Partnership's ratio of debt to total capital (defined as debt plus equity market capitalization) was approximately 80% at June 30, 2010 versus approximately 60% at October 31, 2009.

        The increase in the Partnership's WACC from the 9.5% used at October 31, 2009 to 13% used at June 30, 2010 is primarily due to the Partnership's estimate of the overall level of inherent risk of the reporting unit relating to (1) the potential for increased volatility in Pacific reporting unit revenue due to the decrease in revenue derived from long term contracts, (2) the lack of transparency relating to the duration of the ongoing economic downturn, the period or strength of a recovery and the resultant

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Goodwill and Intangible Assets (Continued)

impact on customer willingness to commit to long term contracts at rates at least equivalent to those received under the Partnership's old charters, (3) an increase in the cost of both debt financing resulting from the need to renegotiate the Partnership's revolving loan agreement due to potential violation of financial covenants at June 30, 2010 (See note 7) and (4) an increase in the cost of equity financing relating to the rate of return an outside investor would expect to earn due to the forgoing factors. The above mentioned factors, among other factors, contributed to the sustained reduced unit price. The market capitalization of the Partnership as of June 30, 2010 was significantly less than the book value of the Partnership indicating an implied impairment.

        Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Partnership based its fair value estimate on assumptions it believes to be reasonable.

        The changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009 are as follows:

Total
Balance as of June 30, 2008	$54,300
Activity during fiscal year 2009	—

Balance as of June 30, 2009	$54,300
Impairment of goodwill	(54,300)

Balance as of June 30, 2010	$—

        Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360. The economic conditions that affect the Partnership's industry have not significantly recovered, which has led to a sustained decline in customers committing to long term contracts upon the expiration of existing contracts. The Partnership considered that the 72% utilization rate of the Partnership's vessels for the three months ended June 30, 2010 did not reflect a significant recovery when compared to the seasonally low utilization rate of 71% for the three months ended March 31, 2010. In addition, the Partnership has experienced a significant prolonged decline in its limited partner unit price, resulting in a significant reduction in the Partnership's market capitalization. Accordingly, the Partnership performed an assessment of its purchased intangible assets and its other long lived assets to test for recoverability in accordance with ASC 360.

        The assessment of recoverability is based on management's estimates. The process for assessing the impairment of long lived assets requires that a long-lived asset or asset group represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Partnership estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets and asset groups and their eventual disposal and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. Such estimated undiscounted cash flows considered asset utilization, estimates of average daily rates and other related factors. The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group which ranges from 1 to 30 years. Assumptions used in the cash flow projections are consistent with internal projections and reflect the Partnership's current economic

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 5: Goodwill and Intangible Assets (Continued)

outlook. The result of the analysis indicated that for the asset groups which included intangible assets, the estimated undiscounted cash flows exceeded the carrying amounts of such long-lived asset groups, therefore there is no impairment of intangible assets. See note 6 for information relating to the impairment of other long lived assets.

        Intangible assets consist of customer relationships, customer contracts and covenants not to compete. The net carrying amount of intangible assets for the years ended June 30, 2010 and 2009 are as follows:

		As of June 30, 2010
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 - 20	$32,415	$(12,306)	$20,109
Covenants Not to Compete	3 - 4	550	(545)	5

Total		$32,965	$(12,851)	$20,114

		As of June 30 2009
	Amortization period in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships/Contracts	3 - 20	$32,415	$(9,956)	$22,459
Covenants Not to Compete	3 - 4	550	(473)	77

Total		$32,965	$(10,429)	$22,536

        Amortization expense for the customer relationships/contracts and the covenant not to compete for the years ended June 30, 2010, 2009 and 2008 were $2,422, $2,943 and $2,793, respectively. The expected future amortization expense related to these intangible assets is as follows:

Year ending June 30,
2011	$1,846
2012	1,840
2013	1,840
2014	1,840
2015	1,840
2016 and thereafter	10,908

Total	$20,114

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Vessels and Equipment and Construction in Progress

        At June 30, 2010 and 2009, vessels and equipment and construction in progress comprised the following:

	2010	2009
Vessels	$810,150	$697,359
Pier and office equipment	6,427	6,309
Land and building	2,545	—

	819,122	703,668
Less accumulated depreciation and amortization	(214,925)	(169,672)

Vessels and equipment, net	$604,197	$533,996

Construction in progress	$730	$66,882

        At June 30, 2010 vessels and equipment with a book value of $575,025 are subject to liens, which are further described in note 7 below.

        Depreciation and amortization of vessels and equipment for the fiscal years ended June 30, 2010, 2009 and 2008 was $61,776, $50,360, and $45,519, respectively. Depreciation and amortization of vessels and equipment for the year ended June 30, 2010 includes an impairment charge of $12,630. The impairment charge pertains to $861 for construction in progress and $11,769 for certain vessels and equipment.

        The generally weak economy has resulted in lower demand for oil and refined petroleum products in the United States. During the last six months of calendar year 2009, a number of major refining companies announced the shut-down of refineries, which reduces demand for petroleum carrying barges and increases the industry's availability of double-hull vessels, for which customers show a preference over single-hull vessels, thus causing an under utilization of single-hull vessels. The Partnership, therefore, determined it would phase out certain of its single-hull vessels prior to their OPA 90 phase out dates. During September 2009, the Partnership recorded an impairment charge of $5,853 on certain single-hull vessels determined based on cash flow forecasts developed using the Partnership's own data. An additional impairment charge of $1,703 was recorded during March 2010 relating to four vessels with a net book value of $3,669. The impairment charge was based on estimated sales proceeds for such vessels, which were under contracts for sale and which were sold during the fourth quarter of fiscal 2010.

        As described in note 5, the Partnership identified a triggering event requiring an impairment review of all of its long lived assets and long lived asset groups as of June 30, 2010. As a result an additional impairment charge of $4,213 was recorded relating to eight tug boats, two single hull vessels and one small vessel used for support activities in Hawaii.

        While the Partnership believes the estimates used are reasonable, if additional triggering events are identified which require another long lived asset impairment analysis and the assumptions used in estimating future cash flows change, the Partnership may be required to record additional impairment charges relating to its long lived assets.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Vessels and Equipment and Construction in Progress (Continued)

        Land and buildings in Norfolk, Virginia, which support our waste water treatment operations, were leased beginning in December 2004 through October 2009. On October 30, 2009, the Partnership exercised the purchase option in the lease agreement to acquire the land and buildings at a cost of $4,242 (including closing costs). Loss on acquisition of land and buildings for the year ended June 30, 2010 of $1,697 relates to the write down of such land and buildings to fair value based on management's consideration of comparable land sales and replacement cost data.

        During fiscal 2010, the Partnership took delivery of the following newbuild vessels: in October 2009, the Partnership took delivery of an 185,000-barrel articulated tug-barge unit, the DBL 185, and in April 2010, the Partnership took delivery of a 100,000-barrel tank barge the DBL 106. These tank barges cost, in the aggregate, $101,827.

        On March 6, 2010 the Partnership executed a bareboat charter agreement which satisfied its August 2008 commitment that provides for the use of a 50,000-barrel barge for a period of ten years. Monthly rent payments required under this lease agreement are $170 for the first 60 months, $145 for the next 24 months and $125 for the last 36 months. Such monthly rent payments will be recorded on a straight line basis over the term of the lease. The lease includes an option to purchase the vessel after five years at fair market value, which is defined in the agreement as not to be less than $11,345 and not to exceed $12,500.

        During the twelve months ended June 30, 2010 the Partnership sold or otherwise disposed of ten single hull barges, a single hull deck barge, a tug boat and a small support vessel for aggregate net proceeds of $5,310 and recognized an aggregate net gain on the sales of $801.

        During fiscal 2009, the Partnership took delivery of the following newbuild vessels: in December 2008 and November 2008, the Partnership took delivery of two 80,000-barrel tank barge newbuild vessels, the DBL 79 and the DBL 76. These tank barges cost, in the aggregate, $31,636.

        In December 2008, the Partnership sold three barges under sale-leaseback agreements with two financial institutions for an aggregate sales price of $34,397. Approximately $18,855 of sales proceeds were disbursed directly by the purchasers to refinance debt with operating lease obligations and fund a security deposit associated with a lease agreement. Such activities are shown as non-cash investing and financing activities in the statements of cash flows. Additionally $10,153 was disbursed to make the final payment for construction of one of the vessels and the remainder was used to repay borrowings under credit agreements. Each of the three operating lease agreements gives the charterer the right to renew the lease at the end of its initial lease term, which ranges from ten to twelve years. Two of the leases include early buyout options after ten years and nine years, respectively. One lease includes a rent escalation after six years. Gains on the sale of two vessels of $863 and $812 are being deferred and amortized as a reduction of lease expense, which is included in vessel operating expenses on a straight line basis over their respective lease terms of twelve and ten years. Prepaid rent and deferred transaction related costs of $1,602 are being amortized on a straight line basis over the respective lease terms.

        In June 2009 the Partnership sold five barges under sale-leaseback agreements with three financial institutions for an aggregate sales price of $47,752. Approximately $34,448 of sales proceeds were disbursed directly by the purchasers to refinance debt with operating lease obligations and fund security deposits associated with certain lease agreements. Such activities are therefore shown as non-cash

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 6: Vessels and Equipment and Construction in Progress (Continued)

investing and financing activities in the statements of cash flows. Four of the five operating lease agreements give the charterer the right to renew the lease at the end of its initial lease term, which ranges from nine and a half to ten years. Two of these leases included early buyout options after nine years, one lease includes an early buyout option after seven and three quarter years and two leases include early buyout options after seven years. Gains on the sale of two vessels of $1,416 and $81 are being deferred and amortized as a reduction of lease expense, which is included in vessel operating expenses on a straight line basis over each of their respective lease terms of ten years. Losses on the sales of two vessels of $251 and $93 are included in the consolidated statement of operations at June 30, 2009. Prepaid rent and deferred transaction related costs of $1,132 are being amortized on a straight line basis over the respective lease terms.

        Aggregate rent expense for these eight operating lease agreements over their terms was $74,740 (net of the gain, prepaid rent and deferred cost amortization described above), including rent expense of $7,109 and $1,407 for the years ended June 30, 2010 and 2009, respectively; and $7,109 per year for each year in the five year period ended June 30, 2015. The net unamortized gain relating to these eight leases was $2,781 and $3,083, as of June 30, 2010 and 2009, respectively. The net unamortized prepaid rent and deferred cost relating to these eight leases was $2,411 and $ 2,663, as of June 30, 2010 and 2009, respectively.

        In January 2009, the Partnership sold a single hull barge for a $1,458 note from the purchaser. The final monthly installment was paid in April 2010. The Partnership recognized a loss on the sale of $274. In June 2009, the Partnership sold a single hull barge for $2,080, which included a deposit of $500 and a note from the purchaser in the amount of $1,580. The Partnership recognized a gain on the sale of $1,317. The note receivable and related accrued interest outstanding at June 30, 2010 was $557 and is included in prepaid and other current assets in the consolidated balance sheet. The final monthly installment payment is due in October 2010.

        The Partnership took delivery of one 30,000-barrel tank barge in July, the DBL 33; and one 30,000-barrel tank barge in August 2010, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6,601. The Partnership has a long term contract with a customer relating to the DBL 33. In August 2010, the Partnership sold the DBL 34 for $2,290, net of commission and escrow agent fees. As the asset was held for sale as of June 30, 2010, the Partnership recorded a construction in progress impairment charge of $861 reflecting the difference in the purchase commitment cost and the net proceeds expected upon sale. The impairment charge is reflected in depreciation and amortization on the consolidated statement of operations. Construction in progress at June 30, 2010 of $285 relates to costs incurred (net of the impairment charge of $861) for the 30,000-barrel tank barges described above and $445 relates to coupling systems for four tug boats.

        We expect to take delivery of a 50,000 barrel tank barge in the third quarter of fiscal 2011 under a lease from the shipyard.

Note 7: Financing

  Revolving Loan and Credit Agreements

        The Partnership, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (the "Operating Partnership"), maintains a revolving loan agreement with a group of banks (the "Revolving

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

Lenders"), with Key Bank National Association as administrative agent and lead arranger, to provide financing for the Partnership's operations. On August 14, 2007, the Partnership amended and restated its revolving loan agreement ("Amended and Restated Loan and Security Agreement") to provide for (1) an increase in availability to $175,000 under the primary revolving facility, with an increase in the term to seven years, (2) an additional $45,000 364-day senior secured revolving credit facility, (3) amendments to certain financial covenants and (4) a reduction in interest rate margins. Under certain conditions, the Partnership had the right to increase the primary revolving facility by up to $75,000, to a maximum total facility amount of $250,000. On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000. The primary revolving facility is collateralized by a first perfected security interest in a pool of vessels and certain equipment and machinery related to such vessels. Through the period from August 14, 2007 until December 22, 2009, the revolving facility bore interest at the London Interbank Offered Rate, or LIBOR, plus a margin ranging from 0.7% to 1.5% depending on the Partnership's ratio of total funded debt to EBITDA (as defined in the agreement). The Partnership also incurred commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA. On August 14, 2007, the Partnership borrowed $67,000 under the primary revolving facility and $45,000 under the 364-day facility to fund a portion of the purchase price of the Smith Maritime Group (see note 4).

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

        On December 23, 2009, the Operating Partnership entered into an amendment (the "December Revolver Amendment") to its Amended and Restated Loan and Security Agreement (the "Original Revolver Agreement" and as amended, the "December Revolving Loan Agreement"). The December Revolver Amendment, among other things, (1) reduced the Revolving Lenders' commitments from $200,000 to $175,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature of the Revolving Loan Agreement whereby the Partnership could request an increase in the total commitments under the December Revolving Loan Agreement by up to $50,000, (3) accelerated the maturity date from August 14, 2014 to July 1, 2012 and (4) required additional security to be assigned to the security trustee under the December Revolving Loan Agreement.

        As amended by the December Revolver Amendment, the obligations under the December Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of the Operating Partnership and other subsidiaries of the Partnership having an orderly liquidation value equal to at least 1.333 times the amount of the aggregate obligations (including letters of credit) outstanding under the December Revolving Loan Agreement. As of June 30, 2010, the pool of vessels and certain equipment and machinery related to such vessels which

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

collateralize the December Revolving Loan Agreement have a net book value of $256,482, a total fair market value of $251,817 and an orderly liquidation value of $214,139.

        Borrowings under the December Revolving Loan Agreement bear interest at a rate per annum equal, at the option of the Operating Partnership, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the adjusted 30-day London Interbank Offered Rate ("LIBOR") (a "base rate loan") or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the December Revolving Loan Agreement. The Operating Partnership also incurs commitment fees, payable quarterly, on the unused amounts under this facility. The base rate margin ranges from 1.75% to 3.75%, the LIBOR margin ranges from 2.75% to 4.75% and the commitment fee ranges from 0.375% to 0.625%, each based on the ratio of total funded debt to EBITDA. At June 30, 2010 the LIBOR rate was 0.35%. As of June 30, 2010, borrowings under the December Revolving Loan Agreement amounted to $135,950 at the LIBOR rate and $8,500 at the base rate. As of June 30, 2009, the Partnership had $139,850, outstanding on the revolving loan agreement at the LIBOR rate.

        As a result of the December Revolver Amendment, the minimum fixed charge coverage ratio decreased from 1.85 to 1.00 to 1.50 to 1.00 at March 31, 2010. In addition, the Operating Partnership's ratio of total funded debt to EBITDA may not exceed (a) 5.00 to 1.00 from March 31, 2010 to and including September 29, 2010, and (b) 4.50 to 1.00 from and after September 30, 2010. The Partnership utilizes twelve-month trailing EBITDA (EBITDA, as defined in the Revolving Loan Agreement) for the fixed charge coverage and total funded debt to EBITDA calculations.

        The December Revolver Amendment also limits quarterly cash distributions to the Partnership's unitholders to $0.45 per unit and requires that the Partnership maintain a minimum liquidity of $17,500 in order to declare any distributions. The December Revolver Amendment defines liquidity as the sum of (a) unrestricted cash of the Operating Partnership determined on a consolidated basis plus (b) (i) the lesser of (A) $175,000 and (B) the orderly liquidation value of the vessel collateral divided by 1.333, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination.

        Due to the reduction in the borrowing capacity from the Original Revolver Agreement, the Partnership recorded a charge for the year ended June 30, 2010 of $807 relating to the unamortized deferred costs associated with the Original Revolver Agreement. Such charge is reflected as interest expense in the consolidated statement of operations. The December Revolver Amendment was subject to an amendment and restructuring fee totaling $1,275 and other transaction costs of $79. Both the remaining unamortized deferred costs of the Original Revolver Agreement of $732 as of December 23, 2009, as well as the costs incurred relating to the December Revolver Amendment, are being amortized over the remaining term of the December Revolving Loan Agreement which expires July 1, 2012.

        Based on the Partnership's internal projections in May 2010, the Partnership projected that it would breach certain of its financial covenants at June 30, 2010. As a result on June 30, 2010, the Operating Partnership entered into an amendment (the "Amendment Letter") to its December Revolving Loan Agreement. For the period from June 30, 2010 through August 31, 2010 (the "Period"), the Amendment Letter, among other things, (1) provided a waiver of the fixed charge coverage and total funded debt to EBITDA financial covenants and (2) reduced the Revolving Lenders'

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

commitments from $175,000 to $155,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral).

        On August 31, 2010, the Operating Partnership amended (the "Revolver Amendment") its Amended and Restated Loan and Security Agreement (as amended, the "Revolving Loan Agreement") to among other things, (1) reduce the Revolving Lenders' commitments from $175,000 to $115,000 (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA covenants and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date (4) and allow the Partnership to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. In connection with the Revolver Amendment, we incurred an amendment and structuring fee totaling $1,163, excluding other transaction related costs.

        As amended by the Revolver Amendment, the obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of the Operating Partnership and other subsidiaries of the Partnership having an orderly liquidation value equal to at least 1.50 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at the option of the Operating Partnership, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the 30-day London Interbank Offered Rate ("LIBOR") (a "base rate loan") or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement. The Operating Partnership also incurs commitment fees, payable quarterly, on the unused amounts under this facility.

        The following table summarizes the applicable margins under the Revolving Loan Agreement, as amended:

Ratio of Total Debt to EBITDA	LIBOR Margin	Base Rate Margin	Commitment Fee
Greater than or equal to 6.00:1.00	5.750%	4.750%	0.875%
Greater than or equal to 5.00:1.00 and less than 6.00:1.00	5.250%	4.250%	0.750%
Greater than or equal to 4.50:1.00 and less than 5.00:1.00	4.750%	3.750%	0.625%
Greater than or equal to 3.50:1.00 and less than 4.50:1.00	4.250%	3.250%	0.500%
Greater than or equal to 2.50:1.00 and less than 3.50:1.00	3.750%	2.750%	0.450%
Greater than or equal to 1.50:1.00 and less than 2.50:1.00	3.250%	2.250%	0.375%
Less than 1.50:1.00	2.750%	1.750%	0.375%

provided; that commencing January 1, 2011, all pricing associated with a ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00.

        Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR-based loan is due, at the Partnership's election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

        As a result of the Revolver Amendment, the minimum fixed charge coverage ratio will decrease from 1.50 to 1.00 to 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter. The definition of the fixed charge coverage ratio was modified to include distributions, all capital expenditures above a certain agree-upon level, and pro forma adjustments for acquisitions and equity issuances. In addition, the Operating Partnership's ratio of total funded debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 30, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter.

        The Revolver Amendment limits quarterly cash distributions to the Partnership's unitholders to $0.45 per unit and requires that, inter alia, the Partnership maintain a minimum liquidity of $17,500 in order to declare any distributions. In general, the Revolver Amendment defines liquidity as the sum of (a) unrestricted cash determined on a consolidated basis plus (b) (i) the lesser of (A) $115,000 and (B) the orderly liquidation value of the vessel collateral divided by 1.50, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination. The Partnership will be permitted to pay distributions if a) the fixed charge coverage ratio is at least 1.0 times for two consecutive fiscal quarters prior to and after giving effect to such distribution(s); b) the projected fixed charge coverage ratio is equal to or greater than 1.0 times for the next twelve months and is equal to or greater than 1.0 times in three of four of those quarters; and c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0. No such cash distributions shall be paid prior to the March 31, 2011 quarter.

        On November 30, 2007, the Partnership entered into agreements with a financial institution to swap the LIBOR-based, variable rate interest payments on $104,850 of its Revolving Loan Agreement borrowings for fixed rates, for a term of three years. The fixed rates to be paid by the Partnership average 4.01% plus the applicable margin. The fair value of the swap contract of ($1,904) as of June 30, 2010 is included in accrued expenses and other current liabilities in the consolidated balance sheets. The aggregate fair value of the swap contract as of June 30, 2009 was ($4,682) of which ($3,484) is included in accrued expenses and other current liabilities and ($1,198) is included in other liabilities in the consolidated balance sheets.

        The Partnership also had a separate $5,000 revolver with a commercial bank to support its daily cash management. On January 5, 2010, the Partnership amended and restated this revolver. The amendment reduced the borrowing capacity to $4,000 (subject to a borrowing base limitation of 75% of orderly liquidation value), conformed the financial covenants to the financial covenants of the Revolving Loan Agreement, including future amendments to such financial covenants, and increased the interest rate margin from 1.4% to 4.25%. Advances under this facility bear interest at 30-day LIBOR plus the margin. The outstanding balances on this revolver at June 30, 2010 and June 30, 2009 were $0 and $428, respectively. This revolving credit facility is collateralized by three barges and one tug boat.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

  Term Loans and Capital Lease Obligation

        Term loans and capital lease obligation outstanding at June 30, 2010 and 2009 were as follows. Descriptions of these borrowings are included below:

	2010	2009
	(in thousands)
Term loans due:
May 1, 2012	$1,772	$2,619
October 1, 2012	1,622	2,245
December 31, 2012	7,530	8,317
January 1, 2013	11,318	11,039
April 30, 2013	12,750	14,036
May 1, 2013	63,143	67,661
June 1, 2014	15,966	17,418
July 1, 2015	24,920	26,284
November 1, 2015	5,244	5,601
December 1, 2016	56,057	46,023
February 28, 2018	4,893	5,139
April 1, 2018	3,905	4,096
May 1, 2018	14,914	15,638
August 1, 2018	14,451	16,220
Capital lease obligation	—	399

	238,485	242,735
Less current portion	19,024	16,820

	$219,461	$225,915

        On October 8, 2008, the Partnership entered into a loan agreement with a financial institution to borrow $5,800, for which it pledged two tug boats as collateral. The proceeds of the loan were used to repay indebtedness under the Partnership's revolving loan agreement. This loan bears interest at a fixed rate of 5.85% per annum. This loan is repayable by one payment of interest only covering the period from the closing date through October 31, 2008, which was paid on November 1, 2008, and 84 monthly installments of $56 commencing December 1, 2008, with the remaining principal balance of $2,900, together with interest, due on November 1, 2015. Outstanding borrowings were $5,244 and $5,601 at June 30, 2010 and 2009, respectively.

        On June 5, 2008, the Partnership closed the last of eleven fixed-rate term loans aggregating $72,147, which were entered into between April 30, 2008 and June 5, 2008. These loans were arranged with a financial institution, which assigned all but two to other financial institutions. The proceeds of these loans were used to repay borrowings under the Partnership's revolving loan agreement, except for $15,000 which was used to repay an advance on such loans which was borrowed on March 21, 2008 concurrent with repayment of a separate term loan which came due and was repaid on March 24, 2008. These term loan agreements contain customary events of default, including a cross default to the Partnership's revolving loan agreement, and also the fixed charge coverage ratio requirement that is

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

included in the revolving loan agreement. In conjunction with the sale-leaseback transactions (see note 6) two of these term loans were repaid in December 2008 and four were repaid in June 2009. The remaining five term loans have a term of ten years maturing between April 1, 2018 and May 1, 2018 and are collateralized by three barges and two tugboats. The remaining five term loans bear a weighted average interest rate of 6.43% and are repayable in an aggregate fixed monthly payment of $180. Final balloon payments on the remaining five term loans aggregate $9,108 between April 1, 2018 and May 1, 2018. Borrowings outstanding on these loans totaled $18,819 and $19,734 at June 30, 2010 and 2009, respectively.

        Also on June 5, 2008, in connection with the acquisition of eight tugboats and ancillary equipment described in note 6 above, the Partnership entered into a bridge loan agreement with a financial institution, pursuant and subject to which the lender agreed to extend a bridge loan in the original principal amount of $31,730. The bridge loan was to mature on October 5, 2008; the Partnership has since refinanced $27,465 of the bridge loan with term loans and repaid the balance on July 13, 2008 using its revolving loan agreement. The term loans all have terms of seven years. Two of the loans totaling $19,860 bear a weighted average interest rate of 6.52% and are repayable in an aggregate fixed monthly amount of $182, with final balloon payments of principal totaling $12,141 due at maturity on July 1, 2015. A third term loan bears interest at LIBOR plus 2.0%, is repayable in fixed principal amounts ranging from $31 to $42 monthly, plus interest, and matures on July 1, 2015 at which time a final balloon payment of principal of $4,605 is due. These term loans are collateralized by six tugboats. Borrowings outstanding on these term loans totaled $24,920 and $26,284 at June 30, 2010 and 2009, respectively.

        On June 4, 2008, the Partnership entered into a credit agreement (the "ATB Facility") with a financial institution pursuant to which the lender agreed to provide financing during the construction period, and thereafter, for a 185,000-barrel articulated tug-barge unit in an amount equal to 80% of the acquisition costs of the unit, up to a maximum of $57,600. Obligations under the ATB Facility were collateralized during the construction period by an assignment of the Partnership's rights under the construction contract with the shipyard and, after delivery, are collateralized by a first preferred mortgage in the tug-barge unit and a cash security deposit of $3,075. Interest is payable quarterly at the applicable LIBOR rate plus a margin based upon the Partnership's ratio of total funded debt to EBITDA, as defined in the agreement. The margin ranged from 1.05% to 1.85% through December 31, 2009 and 2.75% to 4.75% through June 30, 2010. At the November 2, 2009 delivery date of the unit, the aggregate of the advances taken during the construction period of $57,600 were converted to a term loan ("ATB Loan") repayable in twenty-eight quarterly payments covering 37.5% of the term loan, which approximate $771 each, plus interest at LIBOR plus the applicable margin. The twenty eighth and final payment will also include a balloon payment of $36,000. The ATB Loan contained the same financial covenants as are contained in the Partnership's revolving loan agreement described above, as well as customary events of default. Outstanding borrowings were $56,057 and $46,023 at June 30, 2010 and 2009 respectively, under the agreement. On June 13, 2008, the Partnership also entered into an agreement with the bank to swap the LIBOR-based, variable rate interest payments on the outstanding balance of the ATB Loan to a fixed rate of 5.08% over the same term, resulting in a total fixed interest rate of 5.08% plus the applicable margin. The aggregate fair value of the swap contract as of June 30, 2010 was ($7,987) of which ($2,335) is included in accrued expenses and other current liabilities and ($5,652) is included in other liabilities in the consolidated

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

balance sheets. The aggregate fair value of the swap contract as of June 30, 2009 was ($4,607) of which ($1,495) is included in accrued expenses and other current liabilities and ($3,112) is included in other liabilities in the consolidated balance sheets.

        On December 23, 2009, the Operating Partnership entered into an amendment (the "December Term Loan Amendment") to its ATB Loan. The December Term Loan Amendment amended the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins (2.75% - 4.75%) in the December Revolving Loan Agreement. Creditor fees incurred relating to the December Term Loan Amendment were $288 and are being amortized over the remaining term of the agreement.

        On June 25, 2010, the Operating Partnership entered into an amendment to the ATB Loan which provided for the temporary waiver of compliance with the financial covenants of the ATB Loan for the period June 30, 2010 through August 31, 2010. On August 31, 2010, the Partnership entered into an amendment ("ATB Amendment") which amends the ATB Loan, (as amended, the "ATB Agreement"). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the outstanding principal be paid by the Partnership. At August 31, 2010, borrowings outstanding under the ATB Agreement were $55,286.

        On February 22, 2008, the Partnership closed a new ten-year, $5,425 term loan to finance the purchase of a tugboat. The loan bears interest at 6.15%, and is repayable in monthly installments of $46 with a final payment at maturity on February 28, 2018 of $2,417. The loan is collateralized by the related tugboat. The principal balance of the loan was $4,893 and $5,139 at June 30, 2010 and 2009, respectively.

        On August 14, 2007, in connection with the acquisition of the Smith Maritime Group, the Partnership assumed two term loans totaling $23,511. The first, in the amount of $19,464, bears interest at LIBOR plus 1.25% and is repayable in equal monthly installments of $147, plus interest, through August 2018. The second, in the amount of $4,047, bears interest at LIBOR plus 1.0% and is repayable in monthly installments ranging from $59 to $81, plus interest, through May 2012. These loans are collateralized by three tank barges. The Partnership also agreed with the lender to assume the two existing interest rate swaps relating to these two loans. The LIBOR-based, variable rate interest payments on these loans have been swapped for fixed payments at an average rate of 5.48%, plus a margin, over the same terms as the loans. Borrowings outstanding on the term loans were $16,222 and $18,839 at June 30, 2010 and 2009, respectively. The aggregate fair value of the swap contract as of June 30, 2010 was ($2,083) of which ($736) is included in accrued expenses and other current liabilities and ($1,347) is included in other liabilities in the consolidated balance sheets. The aggregate fair value of the swap contract as of June 30, 2009 was ($1,929) of which ($827) is included in accrued expenses and other current liabilities and ($1,102) is included in other liabilities in the consolidated balance sheets.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

        Also in connection with the acquisition of the Smith Maritime Group, the Partnership acquired an option to purchase a 50% interest in a joint venture which was exercised in October 2007. The joint venture is consolidated in these financial statements. The joint venture debt consists of a term loan which bears interest at 6.5%, matures on October 1, 2012, and is collateralized by the related tank barge. Borrowings outstanding on this term loan at June 30, 2010 and 2009 were $1,622 and $2,245, respectively.

        In May 2006, the Partnership entered into a loan agreement ("Loan Agreement") to borrow up to $23,000 to partially finance construction of two 28,000-barrel and one 100,000-barrel tank barges. The loan bears interest at 30-day LIBOR plus 1.40%, and is repayable in monthly principal payments of $121, plus accrued interest, over seven years, with the remaining principal amount of $10,281 payable at maturity on June 1, 2014. The loan is collateralized by the related tank barges and two other tank vessels. Borrowings outstanding on this loan were $15,966 and $17,418 at June 30, 2010 and 2009, respectively. On December 30, 2009, the Operating Partnership entered into an amendment to the Loan Agreement to amend the Loan Agreement financial covenants to conform to the financial covenants of the Revolving Loan Agreement and incorporate future Revolving Loan Agreement financial covenant amendments.

        On April 3, 2006, the Partnership entered into an agreement with a lending institution to borrow $80,000, for which it pledged six tugboats and six tank barges as collateral. The proceeds of these loans were used to repay indebtedness under the Partnership's revolving loan agreement. Borrowings are represented by six notes which have been assigned to other lending institutions. These loans bear interest at a rate equal to LIBOR plus 1.40%, and are repayable in 84 monthly installments with the remaining principal payable at maturity on May 1, 2013. The agreement contains certain prepayment premiums. Borrowings outstanding on these loans totaled $63,143 and $67,661 as of June 30, 2010 and 2009, respectively. Also on April 3, 2006, the Partnership entered into an agreement with the lending institution to swap the one-month, LIBOR-based, variable interest payments on the $80,000 of loans for a fixed payment at a rate of 5.2275% plus the applicable margin, over the same terms as the loans. The aggregate fair value of the swap contract as of June 30, 2010 was ($6,674) of which ($2,849) is included in accrued expenses and other current liabilities and ($3,825) is included in other liabilities in the consolidated balance sheets. The aggregate fair value of the swap contract as of June 30, 2009 was ($6,399) of which ($2,953) is included in accrued expenses and other current liabilities and ($3,446) is included in other liabilities in the consolidated balance sheets.

        The interest rate swap contracts referred to above have all been designated as cash flow hedges and, therefore, the unrealized gains and losses resulting from the change in fair value of each of the contracts are being reflected in other comprehensive income (See note 3).

        On December 19, 2005, one of the Partnership's subsidiaries entered into a seven year Canadian dollar (CDN $) term loan to refinance the purchase of an integrated tug-barge unit. The proceeds of US $13,000 were used to repay borrowings under the revolving loan agreement which had been used to finance the purchase of the unit. The loan bears interest at a fixed rate of 6.59%, is repayable in 60 monthly installments of CDN $136 and 23 monthly installments of CDN $216 with the remaining principal amount of CDN $7,688 payable at maturity on January 1, 2013. This loan is collateralized by the related tug-barge unit and one other tank barge. Borrowings outstanding on this loan total US $11,318 and US $11,039 as of June 30, 2010 and 2009, respectively.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

        In June 2005, the Partnership entered into an agreement to borrow up to $18,000 to finance the purchase of an 80,000-barrel double-hull tank barge and construction of two 28,000-barrel double-hull tank barges. The loan bears interest at 30-day LIBOR plus 1.71%, and is repayable in monthly principal installments of $107 with the remaining principal amount of $9,000 payable at maturity on April 30, 2013. The loan is collateralized by the related tank barges. Borrowings outstanding on this loan were $12,750 and $14,036 at June 30, 2010 and 2009, respectively.

        In March 2005, the Partnership entered into an agreement to borrow up to $11,000 to partially finance construction of a 100,000-barrel tank barge. The loan bears interest at 30-day LIBOR plus 1.05%, and is repayable in monthly principal installments of $66 with the remaining principal amount of $5,500 payable at maturity on December 31, 2012. The loan is collateralized by the related tank barge. Borrowings outstanding on this loan totaled $7,530 and $8,317 at June 30, 2010 and 2009, respectively.

        The capital lease obligation, which had a balance outstanding of $399 at June 30, 2009, matured in April 2010.

  Other amendments

        During December 2009, the Partnership obtained consents to seven operating lease agreements to conform the lease financial covenants to the terms of the Revolving Loan Agreement. Fees incurred in connection with the consents of $92 were expensed. On June 29, 2010, the Partnership entered into amendments to eliminate the financial covenants in two of its operating lease agreements and one term loan agreement. On August 31, 2010, the Partnership obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. The Partnership incurred fees of $0.2 million relating to such consents.

        On January 21, 2010, the Partnership entered into an amendment effective as of December 23, 2009 (the "Charter Amendment") to a certain Bareboat Charter Agreement dated as of June 23, 2009 (the "Bareboat Charter") with the Partnership as charterer. The Charter Amendment amended certain financial covenants in the Bareboat Charter to conform to the terms in the Revolver Amendment. In addition, an amount of $919 representing an additional security deposit was required and an amendment fee of $71 was paid by the Partnership. The Partnership obtained a waiver of compliance with the Bareboat Charter financial covenants as of June 30, 2010. On August 31, 2010 the Bareboat Charter was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the "New Lessor"). The Partnership was required to pay the original lessor a termination fee of $706. The Partnership entered into an eight year operating lease with the New Lessor which requires monthly charter payments of approximately $140.

  Restrictive Covenants

        The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and requires that we maintain a minimum liquidity of $17,500 and meet

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require the Partnership to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.50 to 1.00, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of June 30, 2009, the Partnership was in compliance with all of its financial and debt covenants. As a result of the August 31, 2010 amendments described above, as of June 30, 2010 the Partnership was in compliance with all of its financial and debt covenants. Without these amendments, the Partnership would have been in violation of the minimum fixed charge coverage ratio and the total funded debt to EBITDA ratio requirements at June 30, 2010.

  Interest

        Interest expense, net of amounts capitalized, and interest income, was as follows:

	For the Years Ended June 30,
	2010	2009	2008
Interest costs incurred	$24,302	$24,069	$22,955
Less interest capitalized	1,535	2,436	1,592

Interest expense	22,767	21,633	21,363
Interest income	(179)	(130)	(88)

Interest expense, net	$22,588	$21,503	$21,275

        The weighted average interest rate on the term loans was 6.3%, 4.8% and 5.9% at June 30, 2010, 2009, and 2008, respectively. All but one term loan is subject to either a prepayment or breakage fee. Interest payable totaled $1,904 and $1,213 as of June 30, 2010 and 2009, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. At June 30, 2010 and 2009, accounts payable included book overdrafts of $1,310 and $1,695, respectively, representing outstanding checks.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

  Maturities of Long-Term Debt

        As of June 30, 2010, maturities of long-term debt for each of the next five years were as follows:

2011	$19,024
2012	20,165
2013	232,088
2014	20,144
2015	8,763

  Preferred Unit Investment

        On September 10, 2010, the Partnership issued 15,653,775 Series A Preferred Units to KA First Reserve, LLC in exchange for approximately $85,000. In addition, KA First Reserve has agreed to purchase an additional 2,762,431 preferred units for approximately $15,000 upon clearance of a Hart-Scott-Rodino review. The preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The preferred units have a coupon of 13.5%, with payment-in-kind distributions through the quarter ended June 30, 2012 or, if earlier, when the Partnership resumes cash distributions on its common units. The Partnership has an option to force the conversion of the preferred units after three years if (1) the price of its common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of its common units for such 20 day period exceeds 50,000 common units. The preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of the Partnership's common units as of August 26, 2010. The Partnership will use the net proceeds from the sale of the preferred units to KA First Reserve, and will use the net proceeds from the sale of any additional preferred units to KA First Reserve, to reduce outstanding indebtedness and pay fees and expenses related to the transaction.

        In connection with the Series A Preferred Unit investment, KA First Reserve, LLC has also been granted the right to acquire a 35% interest in the entity that owns the Partnership's incentive distribution rights. This right expires on September 10, 2011.

Common Unit Offerings

        On August 12, 2009, the Partnership completed a public offering of 2,900,000 common units at a price to the public of $19.15 per unit. On August 21, 2009 the underwriters exercised a portion of their over-allotment option to purchase additional common units resulting in the issuance of an additional 344,500 common units at $19.15 per unit. The net proceeds of $59,167 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings of approximately $35,000 under the Partnership's revolving loan and credit agreements and will be used to make construction progress payments in connection with the Partnership's vessel new-building program.

        On August 20, 2008, the Partnership completed a public offering of 2,000,000 common units representing limited partner interests at a price to the public of $25.80 per unit. The net proceeds of

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 7: Financing (Continued)

$49,805 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the Partnership's revolving loan and credit agreements and to make construction progress payments in connection with the Partnership's vessel newbuilding program.

        On September 26, 2007, the Partnership completed a public offering of 3,500,000 common units at a price to the public of $39.50 per unit. The net proceeds of $131,918 from the offering, after payment of underwriting discounts and commissions and other transaction costs, were used to repay borrowings under the revolving loan agreement, including the $45,000 364-day facility, and also the $60,000 bridge loan facility described above. In addition, as described in note 4, the Partnership issued 250,000 common units to the sellers in the Smith Maritime Group acquisition, valued at $11,298, in a transaction not involving a public offering.

Note 8: Derivative Financial Instruments

        The Partnership is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk. Interest rate swaps are used to manage interest rate risk associated with the Partnership's floating-rate borrowings. As of June 30, 2010 the Partnership had seven interest rate swap contracts, three relating to the revolving loan agreement that expire in December 2010 and four that expire during the period from May 2012 to August 2018 concurrently with the hedged term loans. As of June 30, 2010, the total notional amount of the Partnership's seven receive-variable/pay-fixed interest rate swaps was $240,272. The seven interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.87% to 9.33%, with a weighted average rate of 7.98%. Interest rate swaps having a notional amount of $135,422 at June 30, 2010 decrease as principal payments on the debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

	Liability Derivatives
	June 30, 2010		June 30, 2009
Derivatives designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued expense and other current liabilities	$7,824	Accrued expense and other current liabilities	$8,759
Interest rate contracts	Other liabilities	$10,824	Other liabilities	$8,858

Total derivatives designated as hedging instruments under ASC 815		$18,648		$17,617

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 8: Derivative Financial Instruments (Continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Years Ended June 30, 2010, 2009 and 2008

					Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion) For the Year Ended June 30,
	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion) For the Year ended June 30,
				Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships
	2010	2009	2008		2010	2009	2008
Interest rate contracts	$(1,031)	$(10,910)	$(6,811)	Interest expense	$(10,023)	$(3,221)	$20

Total	$(1,031)	$(10,910)	$(6,811)		$(10,023)	$(3,221)	$20

*—OCI is defined as other comprehensive income in accordance with ASC 220

        Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income. The estimated amount of the existing losses at June 30, 2010 that are expected to be reclassified into earnings within the next 12 months is $7,824. The maximum length of time over which the Partnership is hedging its exposure to variability in future cash flows relating to floating rate interest payments is approximately eight years.

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

Note 9: Fair Value Measurements

        The following methods and assumptions were used to estimate the fair value of financial instruments:

  Cash and cash equivalents, accounts receivable and claims receivable

        The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and claims receivable, which is included in prepaid expenses and other current assets in the consolidated balance sheets, approximates their fair value due to their current maturities.

  Long-term debt

        As of June 30, 2010, the carrying value of all long term debt was $382,935 and the fair value was approximately $401,453, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. Long term debt with a carrying amount of $82,711 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to the Partnership for debt of the same remaining maturities. Long term debt with fixed interest rates had a carrying amount of $300,224 of which $240,272 relates to debt for which the interest rates were fixed through swap agreements. Such debt is effectively recorded on the balance

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 9: Fair Value Measurements (Continued)

sheet at its fair value since the fair values of the related swap agreements of $18,648 is included in the consolidated balance sheet as described in note 8.

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

        The Codification relating to fair value measurements defines fair value and established a framework for measuring fair value. The Codification fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances. The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Partnership's own credit risk.

        The levels of the fair value hierarchy established by FAS 157 are as follows:

          Level 1—Quoted prices in active markets for identical assets or liabilities

          Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3—Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

        The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2010. This amount includes fair value adjustments relating to the Partnership's own credit risk:

	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$18,648	$—

        The Partnership's interest rate swap contracts are not traded in any market. The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 9: Fair Value Measurements (Continued)

        The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010:

Description	For the year ended June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Long lived assets held and used	$25,959			$25,959	$11,763
Long lived assets held for sale	$4,256			$4,256	$2,564

        Long lived assets held and used for which a charge was recorded in the fiscal year ended June 30, 2010 relate to the following: (1) a $1,697 loss on the acquisition of land and buildings for the fiscal year ended June 30, 2010 relating to the purchase of land and building on October 30, 2009 at a cost of $4,242 based upon a purchase option in the Partnership's lease agreement. The land and building, which were acquired to continue the Partnership's waste water treatment operations in Norfolk, Virginia, have been written down to fair value based on management's consideration of comparable land sales and replacement cost data, and (2) vessels and equipment with a carrying amount of $33,481, were written down to their fair value of $23,414, resulting in an impairment charge of $10,066, which was included in depreciation and amortization expense for the fiscal year ended June 30, 2010. The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership's own data. In determining whether an asset is impaired the Partnership made assumptions relating to the intended use of the asset, asset utilization, estimated average daily rates and other related factors. If these estimates or their related assumptions change, the Partnership may be required to record an additional impairment charge for these assets.

        Vessels and equipment held for sale with a carrying amount of $6,820 were written down to their estimated recoverable value of $4,256 resulting in an impairment charge of $2,564 which was included in depreciation and amortization expense for the year ended June 30, 2010.

Note 10: Retirement Plan

        The Partnership's 401(k) Savings Plan (the "401(k) Plan") is a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all eligible employees. The 401(k) Plan provides that eligible employees may make contributions, subject to Internal Revenue Code limitations, and the Partnership will match the first two percent of employee compensation contributed, subject to a maximum amount. In addition, the 401(k) Plan allows for an annual discretionary employer contribution up to five percent of an employee's annual compensation. Employer contribution expense under the 401(k) Plan totaled $4,771, $4,839 and $3,743 for the years ended June 30, 2010, 2009 and 2008, respectively.

        Accrued expenses for the 401(k) Plan totaled $3,559 and $3,506 as of June 30, 2010 and 2009, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. Additionally, accrued expenses for payroll-related costs totaled $3,564 and $3,279 as of June 30, 2010 and 2009, respectively, which are also included in accrued expenses and other current liabilities in the consolidated balance sheets.

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

        The Partnership follows the provisions of ASC 718, which states "equity instruments awarded to employees is to be estimated at fair value at the grant date." There is only a service condition ("vesting period") in respect to the awards; they are not conditional upon any performance or market conditions. The vesting period for the restricted units ranges from approximately three to five years. The Partnership estimated forfeitures over the vesting period to be zero. Therefore, the fair value estimate is based solely upon the unit price at the grant dates.

        Unit compensation expense amounted to $1,104, $1,324 and $1,411 for the years ended June 30, 2010, 2009 and 2008, respectively. The total fair value of units vested during the years ended June 30, 2010, 2009 and 2008 were $1,291, $983 and $725, respectively. As of June 30, 2010 and 2009 there was $1,588 and $2,766, respectively, of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. A summary of the status of the Partnership's restricted unit awards as of June 30, 2010 and 2009, and of changes in restricted units outstanding under the Partnership's long-term incentive plan during the year ended June 30, 2010, is as follows:

	Number of units	Weighted-average grant price
Restricted unit awards outstanding at June 30, 2009	121,304	$32.76
Units granted
Forfeitures	(2,910)	$31.77
Units vested and issued	(39,428)	$32.74

Restricted unit awards outstanding at June 30, 2010	78,966	$32.81

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: Income Taxes

        The components of the provision for income taxes for the fiscal years ended June 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current:
Federal	$—	$—	$—
State and local	314	43	36
Foreign	119	358	15

	433	401	51

Deferred:
Federal	(541)	(54)	380
State and local	(110)	203	310
Foreign	—	(263)	(212)

	(651)	(114)	478

Provision for (benefit of) income taxes	$(218)	$287	$529

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the Partnership provision for income taxes for the fiscal years ended June 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Tax (benefit) at federal statutory rate of 34%	$(29,648)	$4,839	8,906
Entities not subject to federal income taxes	28,128	(5,036)	(8,517)
State and local income taxes, net of federal benefit	(127)	238	312
Foreign taxes, net of federal benefit	18	75	(187)
Valuation allowance	1,254	97	—
Other	157	74	15

Total	$(218)	$287	$529

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 12: Income Taxes (Continued)

        Significant components of deferred income tax liabilities and assets as of June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax liabilities:
Book basis of vessels and equipment in excess of tax basis	$6,649	$6,506

Total deferred tax liabilities	$6,649	$6,506

Deferred tax assets:
Allowance for doubtful accounts	$546	$49
Accrued expenses	872	852
Goodwill and intangibles	1,166	52
Net operating loss carry-forwards	3,421	2,962
Valuation allowance	(1,351)	(97)
Other	158	188

Total deferred tax assets	$4,812	$4,006

        The Partnership had temporary differences at June 30, 2010 primarily related to the excess of the book basis of vessels and equipment over the related tax basis in the amount of $198,869. This amount will result in taxable income, in the years these differences reverse, that will be included in the overall allocation of taxable income to the unitholders of the Partnership.

        ASC 740 requires the Partnership to establish a valuation allowance against deferred tax assets when it is more likely than not that the Partnership will be unable to realize those deferred tax assets in the future. Based on the Partnership's current and past performance, cumulative losses in recent years resulting from its Canadian operations, the market environment in which the Partnership operates, and the utilization of past tax attributes, the Partnership has established a valuation allowance of $1,351 against the net deferred tax assets of its Canadian subsidiary and the net deferred tax assets of its domestic corporate subsidiaries.

        The Partnership expects to maintain such valuation allowance against its Canadian subsidiary net deferred tax assets and its domestic corporate subsidiaries net deferred tax assets, subject to the consideration of all prudent and feasible tax planning strategies, until such time as the Partnership attains an appropriate level of future Canadian or domestic corporate subsidiaries profitability and the Partnership is able to conclude that it is more likely than not that all of its Canadian deferred tax assets or all of its domestic corporate subsidiaries deferred tax assets are realizable. The change in the valuation allowance for the years ended June 30, 2010 and June 30, 2009 was $1,254 and $97, respectively.

        At June 30, 2010, the Partnership's corporate subsidiaries had federal net operating losses of $3,675, which begin to expire in 2024; state and local net operating losses of $3,911 which begin to expire in 2028, and foreign net operating losses of $6,918, which begin to expire in 2026.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 13: Related Party Transactions, Commitments and Contingencies

        The Partnership leases its New York office and pier facilities from and chartered certain vessels to an affiliate of an employee who is not an executive officer or a director. Terms of the lease agreement provide for annual rental payments of $400 through April 2019. This lease is cancellable with 30 days notice from the lessee. Rent expense was $400 for the fiscal years ended June 30, 2010, 2009 and 2008. Bareboat charter revenue related to vessels chartered to an affiliate of an employee who is not an executive officer or director was $0, $309 and $514 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Non-bareboat charter revenue from an affiliate of an employee who is not an executive officer or director was $297, $548 and $465 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The Partnership also utilizes such affiliate for tank cleaning services at a cost of $1,129, $1,314 and $1,601 for the years ended June 30, 2010, 2009 and 2008 respectively. Included in accounts receivable at June 30, 2010 and June 30, 2009 is $61 and $110, respectively, due from this affiliate. Included in accounts payable at June 30, 2010 and June 30, 2009 is $75 and $100, respectively, due to this affiliate.

        The Partnership leases a parcel of land used for the storage of vessel parts and equipment from the President of the Pacific Region for $12 per month. Included in accounts payable is $12 at both June 30, 2010 and June 30, 2009, respectively, due to the President of the Pacific Region.

        In addition, a subsidiary of the Partnership leased office and pier facilities and a water treatment facility in Virginia under an agreement with a third party that extended through January 2010. The Virginia lease agreement required annual rental payments of $250 through January 8, 2010. The subsidiary received $84 from sublease of a portion of the Virginia property which extended to December 31, 2009. The subsidiary exercised its option to purchase the Virginia premises during October 2009 as described in note 6. Rent expense for the Virginia property was $83, $250 and $250 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Sublease payments received for the fiscal years ended June 30, 2010, 2009 and 2008 were $43, $84 and $84, respectively. Effective July 1, 2006, the Partnership also leases office space in New Jersey under an agreement with a third party that extends through December 2013. Such lease agreement was amended in March 2008 to reflect an expansion of leased office space which the Partnership occupied at the end of the 2008 fiscal year. The New Jersey lease requires annual rental payments of $392 through December 2009, $408 through December 2010 and $423 through December 2013. Rent expense was $414, $400 and $260 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

        In connection with an acquisition, the Partnership assumed agreements with the port authority in Seattle, Washington covering the lease of terminal facilities and docking rights for its vessels. The lease expired in October 2008 and was renewed until October 2013; there is an option for one additional five-year term. The lease requires monthly payments of $34 with escalation each year based on the consumer price index. In October 2007, the Partnership entered into a five year lease with the port authority in Seattle, Washington relating to the expansion of leased office and warehouse space that requires monthly rental payments of $3. Rent expense for these leases for the years ended June 30, 2010, 2009 and 2008 was $384, $308 and $239 respectively.

        The partnership leases equipment which consists of copy machines and a forklift. The equipment lease expense for the years ended June 30, 2010, 2009 and 2008 was $118, $106 and $80, respectively.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 13: Related Party Transactions, Commitments and Contingencies (Continued)

        In addition to the eight vessel operating lease agreements described in note 6, the Partnership leased one barge and one tugboat, whose leases expired July 28, 2009 and October 31, 2009, respectively, and three barges under non-cancelable operating leases which expire February 2011 through March 2020. Charter expenses were $9,367, $3,826 and $2,724 for the tug and barge operating leases for the years ended June 30, 2010, 2009 and 2008, respectively. The future minimum operating lease payments for the one tug and eleven barges, as well as the aforementioned property and equipment leases, as of June 30, 2010 are as follows:

	Vessels	Property	Equipment	(Sub Lease)	Total
Year ending June 30,
2011	$10,272	$1,051	$79	$(55)	$11,347
2012	10,079	1,057	66	(52)	11,150
2013	10,079	1,037	39	(52)	11,103
2014	10,079	522	12	(17)	10,596
2015 and thereafter	47,821	648			48,469

Total	$88,330	$4,315	$196	$(176)	$92,665

        Additionally, the Partnership has a lease agreement with a shipyard for one 50,000-barrel barge, with expected delivery in the third quarter of fiscal year 2011. Aggregate rent for the ten year term of this lease is $17,280.

        Included in total revenues are time charter and bareboat charter revenues of $143,340, $196,528 and $157,209 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The Partnership's time charters and bareboat charters extend over various periods which expire between 2010 and April 2017. At June 30, 2010, minimum contractually agreed future revenue under time and bareboat charters was as follows:

Year ending June 30,
2011	$113,415
2012	62,104
2013	45,532
2014	41,894
2015 and thereafter	78,949

Total	$341,894

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

Note 13: Related Party Transactions, Commitments and Contingencies (Continued)

resignation and (b) the product of 1.75 multiplied by the remaining term of the employee's non-competition provisions multiplied by the employee's base salary at the time of termination or resignation.

        The European Union has been working toward a new directive for the insurance industry, called "Solvency 2", with a proposed implementation date of November 1, 2012 and which requires increases in the level of free, or unallocated, reserves required to be maintained by insurance entities, including protection and indemnity clubs that provide coverage for the maritime industry. The West of England Ship Owners Insurance Services Ltd. ("WOE"), a mutual insurance association based in Luxembourg, provides the Partnership's protection and indemnity insurance coverage and would be impacted by the Solvency 2 directive. In anticipation of the Solvency 2 regulatory requirements, the WOE has assessed its members an additional capital call which it believes will contribute to achievement of the projected required free reserve increases. The Partnership's capital call of $1,119 was paid during calendar 2007. A further request for capital may be made in the future; however, the amount of such further assessment, if any, cannot be reasonably estimated at this time. As a shipowner member of the WOE, the Partnership has an interest in the WOE's free reserves, and therefore has recorded the additional $1,119 capital call as an investment, at cost, subject to periodic review for impairment. This amount is included in other assets in the June 30, 2010 and 2009 consolidated balance sheets.

        In December 2008, the Partnership received an additional call from its mutual insurance carrier. The call was primarily retrospective for policy years covering February 2006 through February 2009. The decision to make the call was based primarily on falling investment returns and projected underwriting losses. Although such additional calls are uncommon, the Partnership's insurance carrier has the right to make these calls when it believes the level of its reserves will be insufficient to meet certain regulatory requirements. The Partnership's insurance carrier scheduled the payment of these calls in four installments due over a two year period, to reassess at various points whether the calls were necessary. The additional calls, which were based upon the information available in mid-November 2008, initially totaled $3,377. The Partnership received updated information from its insurance carrier reflecting improved investment returns and underwriting results. Based on the information provided, the Partnership's financial statements reflected additional insurance expense, included in vessel operating expenses, of $2,470 for the year ended June 30, 2009. The Partnership was notified in May 2010 that the insurance carrier had reassessed its investment returns and projected underwriting losses and determined the final installment was required to be paid. Based on the updated information, the Partnership's financial statements reflected additional insurance expense, included in vessel operating expenses, of $1,402 for the year ended June 30, 2010.

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

Note 13: Related Party Transactions, Commitments and Contingencies (Continued)

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

        On July 7, 2010, one of our tug boats towing a third party barge was involved in a collision with an amphibious passenger vessel off of Penn's Landing in the Delaware River which resulted in the sinking of the passenger vessel. At the time of the collision, there were 35 passengers and two crew members on board the passenger vessel. Two of the passengers were fatally injured and several others were treated for minor injuries. The National Transportation Safety Board and United States Coast Guard are conducting a joint investigation of the incident. We have been notified of potential claims and have been named in several lawsuits relating to this incident. Although the outcome of these potential claims or actions cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on our financial position, results of operations or cash flows.

        The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder. Insurance claims receivable outstanding totaled $11,659 and $7,459 at June 30, 2010 and 2009, respectively, and is included in prepaid expenses and other current assets. Insurance claims payable at June 30, 2010 and 2009 totaled $13,261 and $7,206, respectively, and is included in accrued expenses and other current liabilities.

        As discussed in note 6, the Partnership has an agreement with a shipyard for the lease of one 50,000-barrel tank barge.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 14: Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations for each of the fiscal years ended June 30, 2010 and 2008:

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2010
Total revenues	$70,602	$68,586	$59,583	$66,654
Operating income (loss)	$(1,274)	$1,316	$(5,297)	$(59,891)
Net loss	$(5,143)	$(4,101)	$(11,308)	$(66,429)
Less net income attributable to non-controlling interest	$99	$100	$98	$101

Net loss of K-Sea	$(5,242)	$(4,201)	$(11,406)	$(66,530)

General partners' interest in net loss of K-Sea	$(55)	$(44)	$(120)	$(697)
Limited partners' interest in net loss of K-Sea	$(5,187)	$(4,157)	$(11,286)	$(65,833)
Net loss of K-Sea per limited partner unit:
Basic	$(0.29)	$(0.22)	$(0.59)	$(3.43)
Diluted	$(0.29)	$(0.22)	$(0.59)	$(3.43)

        As discussed in note 2, in fiscal year 2010 the Partnership adopted the provisions of two new accounting standards which affect the calculation of earnings per unit. Such standards are required to be reported retrospectively. Therefore the quarterly information for fiscal years 2009 and 2008 reflect the retrospective application of the accounting standards. For fiscal year 2009, adoption of these standards (1) increased the net income of K-Sea allocated to the general partner by $1,071, $1,074, $1,074 and $1,073, for the three months ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; (2) decreased the net income of K-Sea allocated to the limited partners by $(1,071), $(1,074), $(1,074) and $(1,073), for the three months ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; (3) decreased net income per basic limited partner unit by $(0.07) for each of the three months ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009; and (4) decreased net income per fully diluted limited partner unit by $(0.07), $(0.06), $(0.06), $(0.07), for the three months ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.

        Effective July 1, 2008, the Partnership prospectively increased the estimated useful lives of double-hulled tank barges and tugboats to a range of ten to thirty years, from the previous ranges of ten to twenty five years and ten to twenty years, respectively, and increased salvage values for double-hulled tank barges. These changes in accounting estimates increased operating income and net income by $1,552 and $1,533, respectively, and net income per fully diluted limited partner unit by $0.10, for the three months ended June 30, 2009; increased operating income and net income by $1,587 and $1,567, respectively, and net income per fully diluted limited partner unit by $0.10, for the three months ended March 31, 2009; increased operating income and net income by $1,633 and $1,613, respectively, and net income per fully diluted limited partner unit by $0.10, for the three months ended December 31, 2008; and increased operating income and net income by $1,633 and $1,613, respectively, and net income per fully diluted limited partner unit by $0.11, for the three months ended September 30, 2008.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 14: Quarterly Results of Operations (Unaudited) (Continued)

        During the fiscal year 2009 third quarter financial reporting process, the Partnership identified an accounting adjustment related to the December 31, 2008 carrying value of one of its fixed assets. The impact is a reduction to the net income for the quarter ended December 31, 2008 of $274 which is not considered material. This adjustment has been reflected in net income for the quarter ended March 31, 2009 as further described in note 6 vessels and equipment to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2009.

	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per unit amounts)
Fiscal 2009
Total revenues	$91,494	$88,259	$78,438	$72,271
Operating income	$9,893	$9,353	$8,926	$8,284
Net income	$3,856	$3,730	$4,001	$2,677
Less net income attributable to non-controlling interest	$2	$127	$93	$95

Net income of K-Sea	$3,854	$3,603	$3,908	$2,582

General partners' interest in net income of K-Sea	$1,124	$1,120	$1,124	$1,106
Limited partners' interest in net income of K-Sea	$2,730	$2,483	$2,784	$1,476
Net income per limited partner unit:
Basic	$0.19	$0.16	$0.18	$0.09
Diluted	$0.19	$0.16	$0.18	$0.09

Note 15: New Accounting Pronouncements

        In December 2009, the FASB issued amendments to an accounting standard to improve financial reporting by enterprises involved with variable interest entities, which is effective for fiscal years and interim periods within those fiscal years for fiscal years beginning after November 15, 2009. These amendments are to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity's involvement in variable interest entities. The Partnership is currently analyzing the impact of these amendments.

Note 16: Subsequent Event

Amendment of Partnership Agreement

        Effective September 10, 2010, in connection with the issuance of the Series A Preferred Units, the Partnership entered into the Fourth Amended and Restated Agreement of Limited Partnership ("Restated Partnership Agreement") to, among other things, designate the terms of the preferred units.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except unit and per unit amounts)

Note 16: Subsequent Event (Continued)

        Under the Restated Partnership Agreement, except with respect to certain matters, the preferred units have voting rights that are identical to the voting rights of the common units and vote with the common units as a single class, with each preferred unit entitled to one vote for each common unit into which such preferred unit is convertible. The preferred units also have class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the preferred units.

        The preferred units have a coupon of 13.5% with payment-in-kind distributions through the quarter ended June 30, 2012 or, if earlier, when the Partnership resumes cash distributions on its common units. The common unit holders will not receive any distribution with respect to any common units in any quarter in which the preferred units do not receive a quarterly distribution in full in cash. If the Partnership fails to pay in full any quarterly distribution with respect to the preferred units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full and such unpaid amounts will accrue interest at the coupon rate of 13.5%.

        In December 2009, the FASB issued an accounting standard update "Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements" that requires disclosures about 1) the different classes of assets and liabilities measured at fair value, 2) the valuation techniques and inputs used, 3) the activity in Level 3 fair value measurements and 4) the transfers between Levels 1, 2 and 3. Certain disclosures required by the standard update were effective for interim and annual reporting periods beginning after December 15, 2009 and therefore were included in the Partnership's interim consolidated financial statements upon adoption of this standard by the Partnership effective January 1, 2010. Other disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Partnership is currently analyzing the impact of the Level 3 amendments.