Form 10-Q
period 2010-09-30
K-SEA TRANSPORTATION PARTNERS LP
filed 2010-11-08
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

At November 8, 2010, the number of the issuer’s outstanding common units was 19,155,414.

K-SEA TRANSPORTATION PARTNERS L.P.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I      FINANCIAL INFORMATION

Item 1.        Financial Statements

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$14,013	$1,896
Accounts receivable, net	27,757	33,206
Deferred income taxes	1,654	1,649
Prepaid expenses and other current assets	21,403	18,857
Total current assets	64,827	55,608

Vessels and equipment, net	587,865	604,197
Construction in progress	3,722	730
Deferred financing costs, net	4,510	3,227
Other assets	31,991	32,869
Total assets	$692,915	$696,631

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$18,769	$19,024
Accounts payable	10,895	15,720
Accrued expenses and other current liabilities	34,519	33,607
Deferred revenue	8,908	12,005
Total current liabilities	73,091	80,356

Term loans	213,866	219,461
Credit line borrowings	52,800	144,450
Other liabilities	14,844	13,869
Deferred income taxes	3,831	3,486
Total liabilities	358,432	461,622

Commitments and contingencies

Partners’ capital:
General partner	1,238	1,223
Limited partners:
Preferred units (18,416,206 and 0 Preferred units issued and outstanding at September 30, 2010 and June 30, 2010, respectively)	100,737	—
Common units (19,127,411 common units issued and outstanding at September 30, 2010 and at June 30, 2010)	244,982	247,193
Accumulated other comprehensive loss	(17,847)	(17,996)
Total K-Sea Transportation Partners L.P. unit holders’ capital	329,110	230,420
Non-controlling interest	5,373	4,589
Total partners’ capital	334,483	235,009
Total liabilities and partners’ capital	$692,915	$696,631

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per unit data)

	For the Three Months Ended September 30,
	2010	2009

Voyage revenue	$68,204	$66,426
Other revenue	3,716	4,176

Total revenues	71,920	70,602

Voyage expenses	11,184	10,519
Vessel operating expenses	34,713	35,456
General and administrative expenses	6,379	6,979
Depreciation and amortization	13,035	18,922
Net gain on disposal of vessels	(4,811)	—
Other operating expenses	1,158	—
Total operating expenses	61,658	71,876

Operating income (loss)	10,262	(1,274)

Interest expense, net	7,619	4,177
Other expense (income), net	(13)	(510)

Income (loss) before income taxes	2,656	(4,941)

Provision for income taxes	357	202
Net income (loss)	2,299	(5,143)
Less net income attributable to non-controlling interest	110	99
Net income (loss) attributable to K-Sea Transportation Partners L.P. unit holders (“net income (loss) of K-Sea”)	$2,189	$(5,242)

Allocation of net income (loss) of K-Sea:
General partner’s interest in net income (loss) of K-Sea	$15	$(55)

Limited partners’ interest in net income (loss) of K-Sea
Preferred unit holders	737	—
Common unit holders	1,437	(5,187)
Total limited partners’ interest in net income (loss) of K-Sea	2,174	(5,187)
Net income (loss) of K-Sea	$2,189	$(5,242)

Basic net income (loss) of K-Sea per unit	$0.07	$(0.29)
Diluted net income (loss) of K-Sea per unit	$0.07	$(0.29)

Weighted average units outstanding - basic	19,189	17,650
Weighted average units outstanding - diluted	19,189	17,650

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Limited Partners				Accumulated Other Comprehensive	K-Sea	Non-
	General Partner		Preferred		Common		Income (Loss)	Unit holders’	controlling
	Units	$	Units	$	Units	$	“AOCI”	Capital	Interests	TOTAL
Balance at June 30, 2010	202	$1,223	—	—	19,127	$247,193	$(17,996)	$230,420	$4,589	$235,009
Amortization of restricted unit awards under long-term incentive plan						230		230		230

Issuance of Preferred units, net of transaction costs of $3,878			18,416	$100,000		(3,878)		96,122		96,122

Fair market value adjustment for interest rate swap, net of taxes of $5							(375)	(375)		(375)

Reclassification of loss on interest rate swap from AOCI to interest expense due to termination of underlying term loan							499	499		499

Foreign currency translation gain							25	25		25

Net income		15		737		1,437		2,189	110	2,299

Capital contribution by non-controlling interest									1,460	1,460

Cash distributions to non-controlling interests									(786)	(786)

Balance at September 30, 2010	202	$1,238	18,416	$100,737	19,127	$244,982	$(17,847)	$329,110	$5,373	$334,483

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,299	$(5,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,910	19,084
Payment of drydocking expenditures	(4,166)	(4,282)
Loss on termination of operating lease	1,158	—
Change in provision for loss on cancellation of contract	—	(500)
Provision for doubtful accounts	86	85
Deferred income taxes	345	187
Net gain on sale of vessels	(4,811)	—
Restricted unit compensation costs	230	358
Loss on interest rate swaps reclassified from accumulated other comprehensive income (loss) to interest expense	499	—
Other	(19)	(22)
Changes in assets and liabilities:
Accounts receivable	5,363	676
Prepaid expenses and other current assets	(831)	67
Other assets	(362)	9
Accounts payable	(2,054)	(3,807)
Accrued expenses and other current liabilities	(505)	989
Deferred revenue	(3,097)	(96)
Net cash provided by operating activities	8,045	7,605
Cash flows from investing activities:
Construction of tank vessels	(5,995)	(14,228)
Other capital expenditures	(1,605)	(1,530)
Proceeds on sale of vessels and equipment	14,374	145
Collection of notes receivable from sale of vessels	363	876
Net cash provided by (used in) investing activities	7,137	(14,737)
Cash flows from financing activities:
Proceeds from credit line borrowings	4,652	55,044
Repayment of credit line borrowings	(96,302)	(90,472)
Gross proceeds from common unit equity offering	—	62,132
Gross proceeds from preferred unit sale	100,000	—
Proceeds from long-term debt borrowings	—	2,294
Payment of term loans	(4,602)	(4,324)
Financing costs paid—common unit equity offering	—	(2,930)
Financing costs paid—preferred unit sale	(3,878)	—
Financing costs paid—debt borrowings	(2,149)	—
Distributions to non-controlling interest	(786)	(82)
Distributions to partners	—	(12,238)
Net cash (used in) provided by financing activities	(3,065)	9,424
Cash and cash equivalents:
Net increase	12,117	2,292
Balance at beginning of period	1,896	1,819
Balance at end of period	$14,013	$4,111

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,339	$4,538
Income taxes	$1	$2

Supplemental disclosure of non-cash investing and financing activities:
Distribution of units to the general partner	$—	$1,202
Assumption of joint venture debt by non-controlling interest	$1,460	$—

See accompanying notes to consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. The Partnership

K-Sea Transportation Partners L.P. and its subsidiaries (collectively, the “Partnership”) provide marine transportation, distribution and logistics services for refined petroleum products in the United States.  On January 14, 2004, the Partnership completed its initial public offering of common units representing limited partner interests.

The Partnership’s general partner, K-Sea General Partner L.P. (“GP”), held 202,447 general partner units as of September 30, 2010, representing a 0.54% general partner interest in the Partnership, as well as a 100% equity interest in the entity that owns the incentive distribution rights (“IDRs”) in the Partnership.  IDRs represent the right to receive an increasing percentage of cash distributions after certain target distribution levels have been achieved.  The target distribution levels entitle the holder of the IDRs to receive 13% of total quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 23% of total quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 48% of total quarterly cash distributions in excess of $0.75 per unit.  As of September 30, 2010 there were 37,543,617 limited partner units outstanding comprised of 18,416,206 Series A Preferred Units (see note 5) and 19,127,411 common units.

The Partnership is required to distribute all of its “available cash” from operating surplus, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (the “Restated Partnership Agreement”), which generally includes all of the Partnership’s cash and cash equivalents on hand at the end of each quarter less reserves established by the general partner for future requirements.  Cash distributions declared on limited partner units for the three months ended September 30, 2010 and 2009, were $0.00 per unit (see note 5) and $0.45 per unit, respectively.

In September 2010, the Partnership issued 18,416,206 Series A Preferred Units (“Preferred units”) to KA First Reserve, LLC (“KA First Reserve”), a partnership between First Reserve and Kayne Anderson Capital Advisors. Commencing with the quarter ended on September 30, 2010, the holders of the Preferred units as of an applicable record date are entitled to receive quarterly distributions in an amount equal to $0.18326 per outstanding Preferred unit, to be paid within forty five days after the end of each quarter.  Annualized quarterly distributions of $0.73304 per Preferred unit are 13.5% of the Preferred unit issue price of $5.43.  The Preferred units are entitled to paid-in-kind (“PIK”) distributions through the earlier of the quarter ended June 30, 2012, or when the Partnership resumes cash distributions on its common units.

On October 29, 2010 a PIK distribution of $0.18326 per Preferred unit was declared for the quarter ended September 30, 2010. Such distribution was prorated for the number of days between the Preferred unit issuance dates of September 10, 2010 and September 16, 2010, and September 30, 2010, as applicable, and approximated $737. Based on the current Series A Adjusted Issue Price (as defined per the Restated Partnership Agreement) of $5.43 used to calculate the number of units to be issued, 135,793 Preferred units are to be issued.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of September 30, 2010, and for the three month periods ended September 30, 2010 and 2009, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Form 10-K”).  The June 30, 2010 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission, or SEC, rules and regulations.

2. Accounting Policies

Basis of Consolidation

These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge.  The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the Financial Accounting Standards Board (“FASB”).  The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease, which the Partnership  refers to as the bareboat charter agreement.  The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making ability over the asset for substantially all of its useful life and consequently greater economic interest.  As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying financial statements.  The joint venture had a term loan that matures on October 1, 2012, and which was collateralized by the related tank barge. During September 2010, the Partnership contributed cash of $730 to the joint venture. The non-controlling interest assumed the liability for the term loan of $1,460 and received a distribution of $730.  The Partnership is not required to provide financial support to the joint venture, other than what is required in the normal course of business pertaining to the bareboat charter agreement.  The carrying value of the tank barge was $10,670 and $10,789 at September 30, 2010 and June 30, 2010, respectively and is included in the line-item “vessels and equipment, net” on the consolidated balance sheet.  Joint venture borrowings outstanding on the term loan at June 30, 2010 were $1,622. The current and non-current portions of such borrowing are included in the line-items “current portion of long-term debt” and “term loans”, respectively, on the consolidated balance sheet as of June 30, 2010.

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

The following table shows the non-controlling interests reconciliations from the beginning of the current fiscal year to the balance sheet date as well as for the comparative year to date period.

	2011	2010

Balance as of the beginning of the fiscal year	$4,589	$4,514
Net income	110	99
Capital contribution	1,460
Less cash distributions	(786)	(82)
Balance as of the end of the quarter ended September 30, 2010 and 2009, respectively.	$5,373	$4,531

Financial Reporting by Enterprises Involved with Variable Interest Entities

In June 2009, the FASB issued amendments to an accounting standard to improve financial reporting by enterprises involved with variable interest entities, which is effective for fiscal years and interim periods within those fiscal years for fiscal years beginning after November 15, 2009. These amendments are to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement in variable interest entities. The Partnership’s adoption of these amendments on July 1, 2010 did not have an effect on the accompanying consolidated financial statements.

Allocation of net income (loss)

The allocation of net income between our general partner and limited partners was as follows:

	Three Months Ended September 30,
	2010	2009

Net income (loss) of K-Sea	$2,189	$(5,242)
Less distributions to be paid (1)	(737)	(8,727)
Undistributed earnings (loss)/distributions in excess of earnings	$1,452	$(13,969)

Allocation of net income (loss) of K-Sea
General partner allocation (2):
Cash distribution (1.05% as of September 30, 2009)	$—	$91
Allocation of undistributed earnings (loss)/distributions in excess of earnings (1.05% as of both September 30, 2010 and 2009)	15	(146)
Cash distribution IDR	—	—
Net income (loss) of K-Sea allocated to general partner	$15	$(55)

Limited partners allocation — Series A Preferred units:
Paid-in-kind Series A Preferred unit distribution (1)	$737	$—
Allocation of undistributed earnings (loss)/distributions in excess of earnings (0.0% as of both September 30, 2010 and 2009, respectively)	—	—
Net income (loss) of K-Sea allocated to Preferred units	$737	$—

Limited partners allocation — Common Units (2):
Cash distributions (98.95% as of September 30, 2009)	$—	$8,636
Allocation of undistributed earnings (loss)/distributions in excess of earnings (98.95% as of both September 30, 2010 and 2009)	1,437	(13,823)
Net income (loss) of K-Sea allocated to common units	$1,437	$(5,187)

Total net income (loss)	$2,189	$(5,242)

(1)          Distributions to be paid for the three months ended September 30, 2010 are calculated as the number of PIK Preferred units issued in respect of the quarter ended September 30, 2010 (135,793) times the current Series A Adjusted Issue Price (as defined per the Restated Partnership Agreement) of $5.43. Distributions paid for the three months ended September 30, 2009 reflect the $0.45 per limited partner unit cash distributions declared in respect of the quarter ended September 30, 2009.

(2)          After deducting Preferred Unit distributions, undistributed earnings(loss)/distributions in excess of earnings is allocated pro rata among the general partner and limited partner common units based upon the aggregate general partner and limited partner common unit ownership interests.

Earnings per Unit

Net income (loss) per unit is calculated in accordance with ASC 260, “Earnings Per Share.” ASC 260 specifies the use of the two-class method of computing earnings per unit when participating or multiple classes of securities exist. Under this method, undistributed earnings for a period are allocated based on the contractual rights of each security to share in those earnings as if all of the earnings for the period had been distributed.

Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to common units by the basic weighted average number of common units outstanding during the period. The basic weighted average number of common units includes restricted units with distribution equivalent rights (“DER”) granted under the Partnership’s long-term incentive plan. Dilutive net income (loss) per unit reflects potential dilution that could occur if restricted units without distribution equivalent rights were issued or convertible securities were converted into common units except when the assumed issuance or conversion would have an anti-dilutive effect on net income (loss) per unit. Dilutive net income (loss) per unit is computed by dividing net income (loss) attributable to common units by the basic weighted average number of units outstanding for common units during the period increased by the number of additional units that would have been outstanding if the dilutive potential units had been issued.

Basic and diluted net income (loss) per common unit is calculated as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands except per unit amounts)
Net income (loss) of K-Sea allocated to common units	$1,437	$(5,187)

Weighted average common units	19,127	17,549
Weighted average restricted units with DER	62	101
Basic weighted average common units	19,189	17,650
Basic net income (loss) of K-Sea per common unit	$0.07	$(0.29)

Diluted weighted average common units(1)	19,189	17,650
Diluted net income (loss) of K-Sea per common unit	$0.07	$(0.29)

(1)          The Partnership’s potentially dilutive common units for the three months ended September 30, 2010 include weighted average common units to be issued upon conversion of convertible Preferred units of 4,024 and restricted units without DER of 16.  Such Preferred units and restricted units without DER were not included in the Partnership’s diluted earnings per unit as they were anti-dilutive. The Partnership’s potentially dilutive common units for the three months ended September 30, 2009 include weighted average common units to be issued for restricted units without DER of 21 which were not included as they were anti-dilutive.

3. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010	2009
Net income (loss)	$2,299	$(5,143)
Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 7)	(375)	(1,650)
Reclassification of loss on interest rate swap from accumulated other comprehensive income (loss) to interest expense due to termination of underlying term loan	499	—
Foreign currency translation gain	25	78
Total other comprehensive income (loss)	149	(1,572)
Total comprehensive income (loss)	2,448	(6,715)
Less comprehensive income attributable to non-controlling interest	110	99
Comprehensive income (loss) attributable to K-Sea unit holders	$2,338	$(6,814)

4. Vessels and Equipment and Construction in Progress

	September 30, 2010	June 30, 2010

Vessels	$795,526	$810,150
Pier and office equipment	6,426	6,427
Land and Building	2,545	2,545
	804,497	819,122
Less accumulated depreciation and amortization	(216,632)	(214,925)
Vessels and equipment, net	$587,865	$604,197

Construction in progress	$3,722	$730

Depreciation and amortization of vessels and equipment was $12,567 and $18,186 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization of vessels and equipment for the three months ended September 30, 2009 includes an impairment charge of $5,853 on certain single-hull vessels. The generally weak economy has resulted in a lower demand for oil and refined petroleum products in the United States. During the last six months of calendar year 2009, a number of major refining companies announced the shut-down of refineries, which reduces demand for petroleum carrying barges and increases the industry’s availability of double- hull vessels, for which customers show a preference over single-hull vessels, thus causing an under utilization of single-hull vessels. The Partnership, therefore determined it would phase out certain of its single-hull vessels prior to their Oil Pollution Act of 1990 (“OPA 90”) phase out dates. The impairment loss was determined based on cash flow forecasts developed using the Partnership’s own data.

The Partnership took delivery of one 30,000-barrel tank barge in July 2010, the DBL 33; and one 30,000-barrel tank barge in August 2010, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6,882. The Partnership has a long term contract with a customer relating to the DBL 33. As of September 30, 2010, construction in progress of $3,722 relates to the DBL 33, which is undergoing certain modifications relating to its contract commitment. In August 2010, the Partnership sold the DBL 34 for $2,291, net of selling costs.

During the three months ended September 30, 2010, the Partnership sold the DBL 34, two of its older double-hull barges, two tug boats, three smaller vessels and certain vessel equipment for net proceeds of $14,374 and recognized a gain on sales of $4,811.

The Partnership expects to take delivery of a 50,000 barrel tank barge in the third quarter of fiscal 2011 under a lease from a shipyard.

5. Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	September 30, 2010	June 30, 2010
Term loans and capital lease obligation	$232,635	$238,485
Credit line borrowings	52,800	144,450
Total debt	285,435	382,935
Less current portion of debt	(18,769)	(19,024)
Non-current debt	$266,666	$363,911

Revolving Loan and Credit Agreements

The Partnership, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (the “Operating Partnership”), maintains a revolving loan agreement with a group of banks (the “Revolving Lenders”), with Key Bank National Association as administrative agent and lead arranger, to provide financing for the Partnership’s operations. The Partnership amended the revolving loan agreement on August 14, 2007 (and as amended “Original Revolver Agreement”) to among other things provide for an increase in availability to $175,000, and under certain conditions, the Partnership had the right to utilize an accordion feature to increase the amount available under the revolving facility by up to $75,000, to a maximum total facility amount of $250,000. On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000. The revolving facility is collateralized by a first perfected security interest in a pool of vessels and certain equipment and machinery related to such vessels. Through the period from August 14, 2007 until December 22, 2009, amounts borrowed under the revolving facility bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 0.7% to 1.5% depending on our ratio of total funded debt to EBITDA (as defined in the agreement). The Partnership also incurred commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of Total Funded Debt to EBITDA.

On December 23, 2009, the Operating Partnership entered into an amendment (the “December Revolver Amendment”) to its Original Revolver Agreement (as amended, the “December Revolving Loan Agreement”). The December Revolver Amendment, among other things, (1) reduced the Revolving Lenders’ commitments from $200,000 to $175,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature of the Revolving Loan Agreement whereby the Partnership could request an increase in the total commitments under the December Revolving Loan Agreement by up to $50,000, (3) accelerated the maturity date from August 14, 2014 to July 1, 2012 and (4) required additional security to be assigned to the security trustee under the December Revolving Loan Agreement.

For the period from December 23, 2009 through September 9, 2010, borrowings under the December Revolving Loan Agreement bore interest at a rate per annum equal, at the option of the Operating Partnership, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the adjusted 30-day LIBOR (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the December Revolving Loan Agreement. The Operating Partnership also incurred commitment fees, payable quarterly, on the unused amounts under the revolving credit facility.

The base rate margin ranged from 1.75% to 3.75%, the LIBOR margin ranged from 2.75% to 4.75% and the commitment fee ranged from 0.375% to 0.625%, each based on the ratio of total funded debt to EBITDA. Based on the Partnership’s internal projections in May 2010, the Partnership projected that it would breach certain of its financial covenants at June 30, 2010. As a result on June 30, 2010, the Operating Partnership entered into an amendment (the “Amendment Letter”) to its December Revolving Loan Agreement. For the period from June 30, 2010 through August 31, 2010, the Amendment Letter, among other things, (1) provided a waiver of the fixed charge coverage and total funded debt to EBITDA financial covenants and (2) reduced the Revolving Lenders’ commitments from $175,000 to $155,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral). As of June 30, 2010, the Partnership had $144,450 outstanding under the December Revolving Loan Agreement at the LIBOR rate.

On August 31, 2010, and effective September 10, 2010; the Operating Partnership amended (the “Revolver Amendment”) its December  Revolving Loan Agreement (as amended, the “Revolving Loan Agreement”) to among other things, (1) reduce the Revolving Lenders’ commitments from $175,000 to $115,000 (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA covenants and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date (4) and allow the Partnership to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. Due to the reduction in the borrowing capacity of the Revolving Loan Agreement, the Partnership recorded an expense of $502 for the three months ended September 30, 2010 relating to the unamortized deferred financing costs associated with the December Revolving Loan Agreement. Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1,163 and other transaction costs of $751. Both the remaining unamortized deferred financing costs of the December Revolving Loan Agreement of $1,052 as of August 31, 2010, as well as the $1,914 of fees and transaction costs incurred relating to the Revolver Amendment, are reflected as deferred financing costs in the consolidated balance sheet and are being amortized over the remaining term of the Revolving Loan Agreement which expires July 1, 2012.

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

Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at the option of the Operating Partnership, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the 30-day LIBOR (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement. The Operating Partnership also incurs commitment fees, payable quarterly, on the unused amounts under this facility.

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

Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR-based loan is due, at the Partnership’s election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement. As of September 30, 2010, the Partnership had $52,800 outstanding under the Revolving Loan Agreement at the LIBOR rate.

As a result of the Revolver Amendment, the minimum fixed charge coverage ratio decreased from 1.50 to 1.00 as follows: 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter. The definition of the fixed charge coverage ratio was modified to include distributions, all capital expenditures above a certain agreed-upon level, and pro forma adjustments for acquisitions and equity issuances. In addition, the Operating Partnership’s ratio of total funded debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 30, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter.

The Revolver Amendment limits quarterly cash distributions to the Partnership’s unit holders to $0.45 per unit and requires that, among other things, the Partnership maintain a minimum liquidity of $17,500 in order to declare any cash distributions. In general, the Revolver Amendment defines liquidity as the sum of (a) unrestricted cash determined on a consolidated basis plus (b) (i) the lesser of (A) $115,000 and (B) the orderly liquidation value of the vessel collateral divided by 1.50, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination. The Partnership will be permitted to pay cash distributions if a) the fixed charge coverage ratio is at least 1.0 times for two consecutive fiscal quarters prior to and after giving effect to such distribution(s); b) the projected fixed charge coverage ratio is equal to or greater than 1.0 times for the next twelve months and is equal to or greater than 1.0 times in three of four of those quarters; and c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0. No such cash distributions may be paid prior to the end of the March 31, 2011 quarter.

The Partnership also has a separate $4,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bear interest at 30-day LIBOR plus a margin ranging from 1.4% - 4.25%. The outstanding balances on this revolver at September 30, 2010 and June 30, 2010 were $0 and $0, respectively.

Term Loan and other amendments

On June 25, 2010, the Operating Partnership entered into an amendment to one of its terms loan agreements, which is referred to as the ATB Loan that provided for the temporary waiver of compliance with the financial covenants of the ATB Loan for the period June 30, 2010 through August 31, 2010. On August 31, 2010, and effective September 10, 2010; the Partnership entered into an amendment (“ATB Amendment”), which amends the ATB Loan, (as amended, the “ATB Agreement”). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the August 31, 2010 outstanding principal balance of $55,286 be paid along with certain other creditor costs. Total creditor fees relating to the amendment of $296 were recorded as deferred financing fees and are being amortized over the remaining term of the agreement which expires in November 2016. At September 30, 2010, borrowings outstanding under the ATB Agreement were $55,286.

The weighted average interest rate on term loans as of September 30, 2010 and June 30, 2010 were 6.6% and 6.3%, respectively.

As of June 30, 2010, the Partnership obtained a waiver of compliance with the financial covenants of a certain Bareboat Charter Agreement dated as of June 23, 2009 (the “Bareboat Charter”). On August 31, 2010 the Bareboat Charter was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the “New Lessor”). The Partnership was required to pay the original lessor a termination fee of $706. For the three months ended September 30, 2010, both the $706 termination fee and unamortized deferred lease expenses of $452 are included in the line-item “other operating expenses” in the consolidated statement of operations. The Partnership entered into an eight year operating lease with the New Lessor which requires monthly charter payments of approximately $140.

On August 31, 2010, the Partnership obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. In connection with the consents the Partnership incurred fees of $189, which were expensed, are included in the line-item “vessel operating expenses” in the consolidated statement of operations.

Restrictive Covenants

The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any cash distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and requires that the Partnership maintain a minimum liquidity of $17,500 and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require the Partnership to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.333 to 1.00 at June 30, 2010 and at least 1.50 to 1.00 at September 30, 2010 and thereafter, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA not to exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of September 30, 2010 and as of June 30, 2010 the Partnership was in compliance with all of its financial and debt covenants. As of September 30, 2010 the Partnership’s asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 3.95 to 1.00, 1.10 to 1.00 and 4.50 to 1.00, respectively.  As of June 30, 2010 the Partnership’s asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 1.48 to 1.00, 1.04 to 1.00 and 5.86 to 1.00, respectively.

Preferred Unit Investment

On September 10, 2010, the Partnership issued 15,653,775 Preferred units to KA First Reserve in exchange for $85,000. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred units for $15,000 following clearance of a Hart-Scott-Rodino review. The Preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred unit.  Commencing with the quarter ended September 30, 2010 and through the earlier of the quarter ended June 30, 2012 or when the Partnership resumes cash distributions on its common units such distributions will be PIK distributions. The Partnership has an option to force the conversion of the Preferred units after three years if (1) the price of its common units is 150% of the conversion price on average for 20 consecutive days on a volume weighted basis, and (2) the average daily trading volume of its common units for such 20 day period exceeds 50,000 common units. The Preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of the Partnership’s common units as of August 26, 2010. The Partnership used the net proceeds from the sale of the Preferred units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction.

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

6. Derivative Financial Instruments

The Partnership is exposed to certain financial risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are used to manage interest rate risk associated with the Partnership’s floating-rate borrowings.  As of September 30, 2010 the Partnership had seven interest rate swap contracts, four relating to term loans that expire during the period from May 2012 to August 2018 concurrently with the hedged term loans, two relating to LIBOR loans under the revolving credit agreement that expire in December 2010 and one with a September 30, 2010 notional amount of $52,050, which had related to a LIBOR loan under our revolving credit agreement prior to such LIBOR loan’s repayment on September 10, 2010.  Therefore this $52,050 notional amount interest rate swap contract, which has a fixed interest rate of 4.01% and which expires December 31, 2010, no longer qualifies as a cash flow hedge. As of September 30, 2010, the total notional amount of the remaining six receive-variable/pay-fixed interest rate swaps was $185,616. These six interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.87% to 9.33%, with a weighted average rate of 8.19%.  Interest rate swaps having a notional amount of $132,816 at September 30, 2010, decrease as principal payments on the respective debt are made.

Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

Derivatives designated as	Liability Derivatives
hedging	September 30, 2010		June 30, 2010
instruments under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued expense and other current liabilities	$6,678	Accrued expense and other current liabilities	$7,824

Interest rate contracts	Other liabilities	$11,852	Other liabilities	$10,824
Total derivatives designated as hedging instruments under ASC 815		$18,530		$18,648

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Accrued expense and other current liabilities	$499	Accrued expense and other current liabilities	$—
Total derivatives		$19,029		$18,648

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2010 and 2009

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815	For the Three Months Ended		OCI into Income	For the Three Months Ended
Cash Flow Hedging Relationships	September 30, 2010	September 30, 2009	(Effective Portion)	September 30, 2010	September 30, 2009

Interest rate contracts	$(380)	$(2,694)	Interest expense	$(2,648)	$(1,023)
Total	$(380)	$(2,694)		$(2,648)	$(1,023)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	For the Three Months Ended
Hedging Instruments under ASC 815	Income on Derivative	September 30, 2010	September 30, 2009

Interest rate contracts	Interest expense	$(499)	$—
Total		$(499)	$—

*—OCI is defined as other comprehensive income in accordance with ASC 220

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income. The estimated amount of the existing losses at September 30, 2010 that are expected to be reclassified into earnings within the next 12 months is $6,678. The maximum length of time over which the Partnership is hedging its exposure to variability in future cash flows relating to floating rate interest payments is approximately eight years.

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

7. Financial Instruments and Fair Value Measurements

The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:

Cash and cash equivalents, accounts receivable and claims receivable

The carrying amount reported in the accompanying consolidated balance sheets for “cash and cash equivalents”, “accounts receivable” and claims receivable, which is included in the line-item “prepaid expenses and other current assets” in the consolidated balance sheets, approximates their fair value due to their current maturities.

Long-term debt

As of September 30, 2010, the carrying value of all long term debt was $285,435 and the fair value was approximately $302,947, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. Long term debt with a carrying amount of $42,129 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to the Partnership for debt of the same remaining maturities. Long term debt with fixed interest rates had a carrying amount of $243,306 of which $185,616 relates to debt for which the interest rates were fixed through swap agreements. Such debt is effectively recorded on the balance sheet at its fair value since the fair values of the related swap agreements of $19,029 is included in the consolidated balance sheet as described in note 6.

Interest Rate Swaps

The Partnership utilizes certain derivative financial instruments to manage interest rate risk.  Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures, except for one interest rate swap agreement with a notional amount of $52,050, which related to a LIBOR loan under our revolving credit agreement prior to such LIBOR loan’s repayment from the net proceeds of the Preferred Unit sale. The Partnership does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments.  The Partnership is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts.  The Partnership minimizes its credit risk on these transactions by dealing with several financial institutions and does not anticipate nonperformance.

In June 2009, the FASB issued “The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification establishes a framework for measuring fair value.  The Codification fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.  The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price.  In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes our own credit risk.

The levels of the fair value hierarchy established by the Codification are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and June 30, 2010.  These amounts include fair value adjustments relating to the Partnership’s own credit risk:

	As of September 30, 2010			As of June 30, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$19,029	$—	$—	$18,648	$—

The Partnership’s interest rate swap contracts are not traded in any market.  The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

The Partnership has not measured any assets and liabilities at fair value on a nonrecurring basis at September 30, 2010. The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009:

Description	For the three months ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Long lived assets held and used	$5,637			$5,637	$5,853

Long lived assets held and used with a carrying amount of $11,490, which were measured at fair value on a non-recurring basis at September 30, 2009, were written down to their fair value of $5,637, resulting in an impairment charge of $5,853, which was included in earnings for the three month period ended September 30, 2009. The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership’s own data.

8. Income Taxes

The Partnership’s provision for income taxes is based on its estimated annual effective tax rate.  For the three months ended September 30, 2010 the Partnership’s effective tax rate was 13.4%.  For the three months ended September 30, 2009, the Partnership’s effective tax rate was negative 4.0%, or 33.8% before an asset impairment charge and its related effect.  The increase in the Partnership’s effective tax rate for the three months ended September 30, 2010, was primarily a result of increased valuation allowances on deferred tax assets at our Operating Partnership’s corporate subsidiaries. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our Operating Partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our Operating Partnership’s corporate subsidiaries.

9. Commitments and Contingencies

The Partnership has an agreement for the lease of a 50,000-barrel tank barge with an expected delivery date in the third quarter of fiscal year 2011.

The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges. In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement. In fiscal year 2009, the Partnership provided a reserve of $500 relating to a $1,000 deposit under the contract. The Partnership and the shipyard negotiated a settlement and release agreement relating to the contract whereby the shipyard held the $1,000 previously paid by the Partnership pursuant to the contract and applied such $1,000 in accordance with the terms and conditions of a new contract. Therefore the $500 provision was reversed in the three months ended September 30, 2009.

The Preferred units discussed in note 5 were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. Under a Registration Rights Agreement (“Rights Agreement”) dated as of September 10, 2010 between the Partnership and KA First Reserve, LLC upon receipt of written notification from the holders of a majority of the Registrable Securities then outstanding, the Partnership is required to use its reasonable best efforts to prepare and file a shelf registration statement (“Shelf Registration Statement”) under the Securities Act covering all Registrable Securities. Registrable Securities are defined by the Rights Agreement as the conversion units outstanding at any time or issuable upon conversion of the Series A Preferred units and any common units or other securities which may be issued, converted, exchanged or distributed in respect thereof.  The Rights Agreement also requires the Partnership to use its reasonable best efforts to cause the Shelf Registration Statement to become effective no later than two hundred and forty days after the Partnership’s receipt of the written demand notice. The Partnership received a written demand notice on September 20, 2010 (“Demand Notice Date”).  If the Shelf Registration Statement does not become effective or is not declared effective within two hundred and forty days after the Demand Notice Date,  then each holder selling Registrable Securities under a registration statement pursuant to the Rights Agreement are entitled to liquidated damages of 0.125% of the Unit Purchase Price ($5.43) per thirty-day period for the first 60 day period immediately following the 240th day after the Demand Notice Date, with such payment amount increasing by an additional 0.125% of the Unit Purchase Price per thirty-day period for each subsequent 60 day period, up to a maximum of 1.0% of Unit Purchase Price per thirty-day period until such time as the Registration Statement becomes effective or is declared effective or the Registrable Securities covered by such Shelf Registration Statement are no longer outstanding.

As of September 30, 2010, the Partnership assessed that the Partnership incurring liquidated damages relating to the Rights Agreement is remote and therefore no liability has been recorded for the Rights Agreements as of September 30, 2010.

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

On July 7, 2010, one of the Partnership’s tug boats towing a third party barge was involved in a collision with an amphibious passenger vessel off of Penn’s Landing in the Delaware River which resulted in the sinking of the passenger vessel. At the time of the collision, there were 35 passengers and two crew members on board the passenger vessel. Two of the passengers were fatally injured and several others were treated for minor injuries. The National Transportation Safety Board and United States Coast Guard are conducting a joint investigation of the incident. The Partnership has been notified of potential claims and has been named in several lawsuits relating to this incident. Although the outcome of these potential claims or actions cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on our financial position, results of operations or cash flows.

The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder.  Insurance claims receivable outstanding totaled $13,650 and $11,659 at September 30, 2010 and June 30, 2010, respectively, and are included in the line-item “prepaid expenses and other current assets” in the consolidated balance sheets.  Insurance claims payable at September 30, 2010 and June 30, 2010 totaled $15,955 and $13,261, respectively, and are included in the line-item “accrued expenses and other current liabilities” in the consolidated balance sheets.

10. Major Customers

Two customers accounted for 11% and 10% of consolidated revenues for the three months ended September 30, 2010.  One customer accounted for 18% of consolidated revenues for the three months ended September 30, 2009.  One customer accounted for 10% of consolidated accounts receivable at June 30, 2010.

11. New Accounting Pronouncements

In December 2009, the FASB issued an accounting standard update “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” that requires disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. Certain disclosures required by the standard update were effective for interim and annual reporting periods beginning after December 15, 2009 and therefore were included in our interim consolidated financial statements upon adoption of this standard effective January 1, 2010. Other disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Partnership is currently analyzing the impact of the Level 3 amendments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

K-Sea Transportation Partnership L.P. (the “Partnership”) and its subsidiaries (collectively with the Partnership, “we, “us” or “our”) provide marine transportation, distribution and logistics services for refined petroleum products in the United States.  As of September 30, 2010, we operated a fleet of 63 tank barges and 64 tugboats that serves a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 4.1 million barrels of capacity as of September 30, 2010, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of September 30, 2010, approximately 90% of our barrel-carrying capacity was double-hulled.  As of September 30, 2010, all of our tank vessels except two operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Outlook

The reductions in U.S. refinery utilization that we experienced in the first half of calendar 2010, particularly in our March 2010 quarter, appears to have abated.  Refinery utilization, which was as low as 77.7% in late January 2010, has on a weekly basis ranged from approximately 86% to 91% for the period from May 2010 to September 2010 as compared to a range of approximately 82% to 88% for the period from May 2009 to September 2009.  In both the East Coast and West Coast markets, the utilization of our vessels in the spot market slowly improved.  We attribute this to the refinery utilization remaining above 2009 levels.  During this same period, inventory levels of refined petroleum products remained high which have kept spot market rates below 2008 levels.  While the inventories remain above the five year average, they have started to decline.  However, we do not expect our markets to improve materially until there is a clear uptrend in refined products consumption and the supply of vessels declines as single-hull vessels are removed from service.  We continue to believe that an increasing number of single-hull vessels will exit the market as we move into and through calendar 2011.

Our overall vessel utilization has improved significantly to 81% in our most recent quarter. Some of this improvement was attributable to the eight barges that were working in the Gulf of Mexico on the clean-up efforts.  Additionally, our September quarter is usually the strongest from a seasonal perspective as we do not experience any downtime related to our vessels that are chartered in the northern Alaskan and Great Lakes markets.  Over the December and March quarters, we would expect to see some decrease in utilization due to seasonality and the fact that most of the vessels deployed in the Gulf of Mexico clean-up efforts have returned from charter.  We entered into one-year and two-year charters on two of our coastwise vessels, extended for two years a charter on another coastwise unit and signed a one-year agreement on a small local vessel.  Unlike the first half of calendar 2010, we are starting to see our customers commit to charter contracts on a long-term basis.  As of November 1, 2010, approximately 54% of our fleet (measured on a barrel carrying capacity) is under term contract, with about 8% of this capacity scheduled to expire by the end of our 2011 fiscal year.

In the September 2010 quarter, we sold two tugboats and two of our oldest double-hull barges for $12.0 million cash.  Additionally, we have agreements to sell our waste water treatment facility and one single-hull barge for an aggregate sale price of approximately $6.5 million.  Both transactions are expected to result in a net gain.  We will continue to reduce costs, streamline operations, rationalize assets, and use available capacity to enter adjacent markets.

Significant Events

Issuance of Series A Preferred Units

On September 10, 2010, we issued 15,653,775 Series A Preferred Units (“Preferred Units”) to KA First Reserve, LLC (“KA First Reserve”) in exchange for $85.0 million. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred units for $15.0 million, following clearance of a Hart-Scott-Rodino review. The Preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the Preferred units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction. The Preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. We entered into a Registration Rights Agreement (“Rights Agreement”) dated as of September 10, 2010 with KA First Reserve. Under the Rights Agreement, upon receipt of written notification from the holders of a majority of the Registrable Securities then outstanding, we are  required to use our reasonable best efforts to prepare and file a shelf registration statement (“Shelf Registration Statement”) under the Securities Act covering all Registrable Securities. Registrable Securities are defined by the Rights Agreement as the conversion units outstanding at any time or issuable upon conversion of the Series A Preferred units and any common units or other securities which may be issued, converted, exchanged or distributed in respect thereof.  Under the Rights Agreement we are required to use reasonable best efforts to cause the Shelf Registration Statement to become effective no later than two hundred and forty days after the  receipt of the written demand notice. We received a written demand notice on September 20, 2010 (“Demand Notice Date”).  If the Shelf Registration Statement does not become effective or is not declared effective within 240 days after the Demand Notice Date,  then each holder selling Registrable Securities under a registration statement pursuant to the Rights Agreement are entitled to liquidated damages of 0.125% of the Unit Purchase Price ($5.43) per thirty-day period for the first 60 day period immediately following the 240th day after the Demand Notice Date, with such payment amount increasing by an additional 0.125% of the Unit Purchase Price per thirty-day period for each subsequent 60 day period, up to a maximum of 1.0% of Unit Purchase Price per thirty-day period until such time as the Registration Statement becomes effective or is declared effective or the Registrable Securities covered by such Shelf Registration Statement are no longer outstanding.

The Preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit (or 13.5% of the Preferred Unit issue price of $5.43). Such distributions will be payment-in-kind distributions through the earlier of the quarter ended June 30, 2012 or when we resume cash distributions on our common units. We have an option to force the conversion of the Preferred units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units.

Amendment of Partnership Agreement

Effective September 10, 2010, in connection with the issuance of the Preferred units to KA First Reserve, we entered into the Fourth Amended and Restated Agreement of Limited Partnership (“Restated Partnership Agreement”) to, among other things, designate the terms of the Preferred units.

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

We will not pay any distribution with respect of any common units in any quarter in which the Preferred units do not receive a quarterly distribution in full in cash. If we fail to pay in full any quarterly distribution with respect to the Preferred units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full and such unpaid amounts will accrue interest at a 13.5% rate. The record date for the determination of Preferred Unit holders entitled to receive quarterly distributions will be the same as the record date for determination of common unit holders entitled to receive quarterly distributions.

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

Amendment of Credit Facility

On August 31, 2010, we amended our revolving loan agreement (as amended, “Revolving Loan Agreement”) to, among other things, (1) reduce the revolving lenders’ commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage, total funded debt to EBITDA and asset coverage covenants, (3) maintain a July 1, 2012 maturity date, and (4) allow the payment of cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. The obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels having an orderly liquidation value equal to at least 1.50 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at our option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or the 30-day London Interbank Offered Rate (“LIBOR”) plus 1%, plus a margin based upon the ratio of total funded debt to EBITDA of between 1.75% and 4.75%, or (b) the 30-day LIBOR, plus a margin based upon the ratio of total funded debt to EBITDA ranging from 2.75% to 5.75%.

Other Amendments

Also on August 31, 2010, we entered into an amendment (the “ATB Amendment”) to a secured term loan credit facility dated June 4, 2008 (“Term Loan Agreement”) in the amount of $57.6 million. The ATB Amendment, among other things, amended the financial covenants and LIBOR margins to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment described above. The ATB Amendment was subject to an amendment fee of $0.3 million.

Also on August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolving Loan Agreement. We incurred fees of $0.2 million relating to such consents. Additionally, on August 31, 2010, we terminated an operating lease agreement (bareboat charter agreement) with the shipowner in conjunction with the shipowner’s sale of the vessel to another party. We incurred a charge of $0.7 million relating to the lease termination. For the three months ended September 30, 2010, both the $0.7 termination fee and unamortized deferred lease expenses of $0.5 million were included in the line-item “other operating expenses” in the consolidated statement of operations. Concurrently, we entered into a new eight year lease agreement (bareboat charter agreement) with the new owner of the vessel which requires monthly lease payments of $0.1 million.

Agreements to Sell Non-Core Assets

We sold two tugboats and our two oldest double-hulled barges to an international buyer for net proceeds of $12.0 million and recognized a gain of $4.8 million during the three months ended September 30, 2010. We have an agreement to sell our waste water treatment facility in Norfolk, Virginia, which is expected to close during the second quarter of 2011, as well as an agreement to sell one single-hull barge.

Definitions

In order to understand the discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

•Voyage revenue.  Voyage revenue includes revenue from time charters, contracts of affreightment and voyage charters.  Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

•Voyage expenses.  Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs and canal tolls, which are unique to a particular voyage.  Depending on the form of contract and customer preference, voyage expenses may be paid directly by customers or by us.  If we pay voyage expenses, they are included in our results of operations when they are incurred.  Typically when we pay voyage expenses, we add them to our freight rates at an approximate cost.

•Vessel operating expenses.  The most significant direct vessel operating expenses are wages paid to vessel crews, routine maintenance and repairs and marine insurance.  We may also incur outside towing expenses during periods of peak demand and in order to maintain our operating capacity while our tugs are drydocked or otherwise out of service for scheduled and unscheduled maintenance.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Definitions” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for definitions of certain other terms used in our discussion of results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended September 30,
	2010	2009

Voyage revenue	$68,204	$66,426
Other revenue	3,716	4,176
Total revenues	71,920	70,602
Voyage expenses	11,184	10,519
Vessel operating expenses	34,713	35,456
General and administrative expenses	6,379	6,979
Depreciation and amortization	13,035	18,922
Net gain on disposal of vessels	(4,811)	—
Other operating expenses	1,158	—
Operating income (loss)	10,262	(1,274)

Interest expense, net	7,619	4,177
Other expense (income), net	(13)	(510)
Income (loss) before income taxes	2,656	(4,941)

Provision for income taxes	357	202
Net income (loss)	2,299	(5,143)

Less net income attributable to non-controlling interest	110	99
Net income (loss) attributable to K-Sea Transportation Partners L.P. unit holders	$2,189	$(5,242)

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,724	3,955
Days worked	3,167	3,501
Scheduled drydocking days	87	—
Net utilization	85%	89%
Average daily rate	$14,800	$12,509
Total coastwise net voyage revenue (a)	$46,873	$43,794
Local
Total tank vessel days	1,840	2,103
Days worked	1,364	1,680
Scheduled drydocking days	2	34
Net utilization	74%	80%
Average daily rate	$7,439	$7,210
Total local net voyage revenue (a)	$10,147	$12,113

Tank vessel fleet
Total tank vessel days	5,564	6,058
Days worked	4,531	5,181
Scheduled drydocking days	89	34
Net utilization	81%	86%
Average daily rate	$12,584	$10,791
Total fleet net voyage revenue (a)	$57,020	$55,907

(a) Net voyage revenue is equal to voyage revenue less voyage expenses. The amount of voyage expenses we incur for a particular contract depends on the form of the contract. Therefore in comparing revenues between reporting periods we use net voyage revenue to improve the comparability of reported revenues that are generated by different forms of contracts. Since net voyage revenue is a non GAAP measure it is reconciled to voyage revenue, the nearest GAAP measure, under “Voyage Revenue and Voyage Expenses” in the period-to-period comparisons below.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Voyage Revenue and Voyage Expenses

Voyage revenue was $68.2 million for the three months ended September 30, 2010, an increase of $1.8 million, or 2.7%, as compared to voyage revenue of $66.4 million for the three months ended September 30, 2009.  Voyage expenses were $11.2 million for the three months ended September 30, 2010, an increase of $0.7 million, or 6.7%, as compared to voyage expenses of $10.5 million for the three months ended September 30, 2009.  The increase in voyage expenses primarily relates to an increase in the price of fuel for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Net voyage revenue

Net voyage revenue was $57.0 million for the three months ended September 30, 2010, an increase of $1.1 million, or 2.0%, as compared to net voyage revenue of $55.9 million for the three months ended September 30, 2009.

In our coastwise trade, net voyage revenue was $46.9 million for the three months ended September 30, 2010, an increase of $3.1 million, or 7.1%, as compared to $43.8 million for the three months ended September 30, 2009.  Net utilization in our coastwise trade was 85% and 89% for the three months ended September 30, 2010 and 2009, respectively.  Net voyage revenue in our coastwise trade increased by $13.7 million for the three months ended September 30, 2010 primarily due to: (1) an increase of $6.2 million as a result of an increase in the number of working days for our barges the DBL 185, which began operations in November 2009, the DBL 54, which began operations in March 2010, and the DBL 106, which began operations in April 2010, (2) an increase of $4.7 million due to eight barges which were on short-term charter related to the clean-up efforts in the Gulf of Mexico during the three months ended September 30, 2010, and (3) an increase of $2.8 million relating to five vessels including two vessels which had improved spot market demand and utilization and three barges which were on contract during the three months ended September 30, 2010 and were not on charter for the three months ended September 30, 2009.  These increases were partially offset by an aggregate decrease in net voyage revenue in our coastwise trade of $10.7 million relating to: (1) a decrease of $4.8 million relating to eight barges which worked in the spot market in the three months ended September 30, 2010 as compared to being on time charters during the three months ended September 30, 2009, (2) a decrease of $2.5 million relating to four barges, two of  which were sold during the fourth quarter of fiscal year 2010 and two were sold during the first quarter of fiscal 2011, (3) a decrease of $2.1 million relating to two vessels, one of which was retired during the fourth quarter of fiscal 2010 and one which moved from our coastwise trade to our local trade during the first quarter of fiscal 2011, (4) a decrease of $0.6 million due to one vessel on time charter during the three months ended September 30, 2010 and 2009 which had a decline in average daily rate on its renewed time charter and (5) a decrease of $0.7 million relating to two vessels which had lower utilization during the three months ended September 30, 2010 due to weak demand in the spot market. Coastwise average daily rates increased 18.3% to $14,800 for the three months ended September 30, 2010 from $12,509 for the three months ended September 30, 2009.  The increase in the average daily rate for our coastwise trade was positively impacted by the vessels deployed in the Gulf of Mexico for the BP clean-up operations. The commencement of operations for the new-build DBL 185, DBL 106 and DBL 54 also contributed to the increase. Average daily rates for the three months ended September 30, 2009 were negatively affected by operating several of our coastwise vessels under storage contracts in our waste water treatment facility at lower rates.

Net voyage revenue in our local trade for the three months ended September 30, 2010 decreased by $2.0 million, or 16.5%, to $10.1 million from $12.1 million for the three months ended September 30, 2009.  Local net voyage revenue decreased $3.5 million for the three months ended September 30, 2010 due to: (1) a decrease of $1.2 million relating to four barges which worked in the spot market in the three months ended September 30, 2010 as compared to being on time charter for the three months ended September 30, 2009, (2) a decrease of $0.8 million for three barges which had lower spot market rates due to weak demand in the black oil spot market, (3) a decrease of $0.7 million relating to one barge which moved to bareboat work during the three months ended September 30, 2010 and therefore its revenue is included in the line-item “other revenue” on the consolidated statement of operations, and (4) a decrease of $0.8 million due to the retirement of one single-hull barge and the sale of two single-hull barges during the fourth quarter of fiscal year 2010. These decreases were partially offset by an aggregate increase in net voyage revenue in our local trade of $1.6 million relating to: (1) an increase of $0.8 million due to a vessel which performed clean-up work in the Gulf of Mexico and (2) an increase of $0.8 million relating to one vessel which moved from our coastwise trade to our local trade during the first quarter of fiscal 2011. Net utilization in our local trade was 74% for the three months ended September 30, 2010, compared to 80% for the three months ended September 30, 2009.  Average daily rates in our local trade increased to $7,439 for the three months ended September 30, 2010 from $7,210 for the three months ended September 30, 2009.  The increase in the average daily rate for our local trade was positively impacted by one vessel that worked in the Gulf of Mexico for the BP clean-up operations and the continued retirement of our single-hull vessels.

Other Revenue

Other revenue was $3.7 million for the three months ended September 30, 2010 as compared to $4.2 million for the three months ended September 30, 2009.  The decrease of $0.5 million was mainly attributable to a decrease of $1.0 million attributable to the expiration of time charter contracts relating to tugboats acquired in a fiscal year 2008 acquisition that was partially offset by an increase of $0.7 million relating to a single-hull barge that was on bareboat charter during the three months ended September 30, 2010 as compared to being on a time charter during the three months ended September 30, 2009.

Vessel Operating Expenses

Vessel operating expenses were $34.7 million for the three months ended September 30, 2010 as compared to $35.5 million for the three months ended September 30, 2009, a decrease of $0.8 million.  Vessel labor and related costs for the three months ended September 30, 2010 decreased by $1.3 million, primarily due to a decrease in crew headcount resulting from lower fleet utilization. Other vessel operating costs decreased by $0.9 million for the three months ended September 30, 2010, including: (1) a decrease of $0.7 million in insurance expense primarily due to negotiated lay-up and vessel utilization premium credits for fiscal year 2011 and operating a smaller fleet due to vessels sold during the year ended June 30, 2010, and (2) a decrease of $0.2 million relating to decreased operating costs for our waste water treatment facility, which ceased operations during the three months ended September 30, 2010 in conjunction with its pending sale. These decreases were partially offset by $1.2 million of aggregate increases attributable to (1) $0.5 million in damages primarily due to three new claims during the three months ended September 30, 2010, (2) $0.4 million in outside charter fees from the lease of a new-build barge and fees incurred relating to amending the financial covenants in various lease agreements and (3) $0.3 million in vessel supplies relating to the work performed in the Gulf of Mexico.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended September 30, 2010, a decrease of $0.6 million, or 8.6%, as compared to general and administrative expenses of $7.0 million for the three months ended September 30, 2009.  The $0.6 million decrease includes a $0.2 million decrease in labor and related costs due to a reduction in head count, a $0.1 million decrease in amortized stock compensation costs, a $0.1 million decrease in professional services and an additional $0.2 million decrease due to general cost reduction activities.

Depreciation and Amortization

Depreciation and amortization was $13.0 million for the three months ended September 30, 2010, a decrease of $5.9 million, or 31.2%, as compared to $18.9 million for the three months ended September 30, 2009.  The decrease is primarily due to the impairment charge of $5.9 million recorded for the three months ended September 30, 2009 relating to the retirement of our single-hull vessels.

Other operating expenses

Other operating expenses were $1.2 million for the three months ended September 30, 2010.  Such other operating expenses are comprised of a lease termination fee of $0.7 million and the write-off of $0.5 million of deferred expenses relating to the terminated lease.

Interest Expense, Net

Net interest expense was $7.6 million for the three months ended September 30, 2010 compared to $4.2 million for the three months ended September 30, 2009, an increase of $3.4 million.  Net interest expense increased for the three months ended September 30, 2010 compared to September 30, 2009 due to higher margins on certain debt agreements and a $0.5 million write-off of deferred financing fees, both resulting from amending our revolving loan agreement and a term loan facility. Additionally, we recorded a $0.5 million reclassification to interest expense from accumulated other comprehensive income (loss) relating to the pay down of debt which was tied to an interest rate swap.

Other expense (income), net

Other expense (income), net was $0.5 million for the three months ended September 30, 2009.  The income for the three months ended September 30, 2009 primarily related to the change in a reserve for loss on a contract cancellation of $0.5 million.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate.  For the three months ended September 30, 2010, our effective tax rate was 13.4%.  Our effective tax rate was negative 4.0% for the three months ended September 30, 2009.  The increase in our effective tax rate for the three months ended September 30, 2010, was primarily a result of increased valuation allowances on deferred tax assets at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our Operating Partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our Operating Partnership’s corporate subsidiaries.

Net Income (Loss)

Net income was $2.3 million for the three months ended September 30, 2010; an increase of $7.4 million compared to a net loss of $5.1 million for the three months ended September 30, 2009.  The increase resulted from an $11.5 million increase in operating income that was partially offset by an increase in interest expense of $3.4 million, a $0.5 million decrease in other income, and an increase of $0.2 million in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $8.0 million for the three months ended September 30, 2010, an increase of $0.4 million, compared to $7.6 million for the three months ended September 30, 2009.  The increase in net cash provided by operating activities of $0.4 million resulted from a $0.7 million positive impact from changes in assets and liabilities and a $0.1 million decrease in drydocking payments. These aggregate increases of $0.8 million were partially offset by a $0.4 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization).  During the three months ended September 30, 2010, our working capital increased, thereby decreasing cash flow, primarily due to a decrease in accounts payable as a result of the timing of payments, a decrease in deferred revenue and an increase in prepaid expenses and other current assets; which were partially offset by a decrease in accounts receivable primarily due to an acceleration of collection activity. During the three months ended September 30, 2009, our working capital increased, thereby decreasing cash flow, primarily due to a decrease in accounts payable as a result of the timing of payments; partially offset by a decrease in accounts receivable.

Investing Cash Flows

Net cash provided by investing activities totaled $7.1 million for the three months ended September 30, 2010, as compared to $14.7 million used in investing activities during the three months ended September 30, 2009.  Proceeds on the sale of vessels for the three months ended September 30, 2010 aggregated $14.4 million and primarily consisted of the sale of two barges and two tug boats. Tank vessel construction for the three months ended September 30, 2010 aggregated $6.0 million and included progress payments on the construction of two 30,000-barrel tank barges.  Capital expenditures of $1.6 million for the three months ended September 30, 2010 consisted primarily of coupling tugboats to our newbuild tank barges.  Collections on notes receivable from the purchasers of one vessel sold in fiscal year 2009 was $0.4 million for the three months ended September 30, 2010.  Tank vessel construction for the three months ended September 30, 2009 aggregated $14.2 million and included progress payments on the construction of one 185,000-barrel articulated tug-barge unit and one 100,000-barrel tank barge. Capital expenditures of $1.5 million for the three months ended September 30, 2009 consisted primarily of coupling tugboats to our newbuild tank barges. Receipts from notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $0.9 million for the three months ended September 30, 2009.

Financing Cash Flows

Net cash used in financing activities was $3.1 million for the three months ended September 30, 2010 compared to $9.4 million of net cash provided by financing activities for the three months ended September 30, 2009.  The primary financing activities for the three months ended September 30, 2010 were $100.0 million in gross proceeds ($96.1 million net proceeds after payment of commissions and other transaction costs) from the issuance of 18,416,206 Preferred units in September 2010, the net repayment of $91.7 million of credit agreement borrowings, the repayment of $4.6 million of term loan borrowings and an aggregate $6.0 million paid in financing costs.  The primary financing activities for the three months ended September 30, 2009 were $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 common units in August 2009, and the net repayment of $35.0 million of credit agreement borrowings with a portion of the equity offering proceeds. We also made $12.2 million in distributions to partners for the three months ended September 30, 2009.

Payment of Distributions

On October 29, 2010, the board of directors of K-Sea General Partner GP LLC declared a quarterly paid-in-kind (“PIK”) distribution of $0.18326 per Preferred Unit in respect of the quarter ended September 30, 2010. Such PIK distribution was prorated for the number of days between the Preferred Unit sale/issuance dates (September 10, 2010 and September 16, 2010) and the quarter end date of September 30, 2010. Based on the applicable Series A Adjusted Issue Price (as such term is defined by the Restated Partnership Agreement) of $5.43 per Preferred Unit, 135,793 Preferred units are to be issued no later than November 15, 2010.  There were no cash distributions declared in respect of the quarter ended September 30, 2010.

The board of directors of K-Sea General Partner GP LLC declared a quarterly cash distribution to unit holders of $0.45 per unit in respect of the quarter ended September 30, 2009, which was paid on November 16, 2009 to unit holders of record on November 9, 2009.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single-hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single-hull vessels based on their age and size.  At September 30, 2010, approximately 90% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.  We estimate that, over the next five years, we will spend an average of approximately $21.4 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $19.6 million in fiscal 2011. In addition, we anticipate that we will spend $0.7 million annually for other general maintenance capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

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

	Three months ended September 30,
	2010	2009
Maintenance capital expenditures	$4,195	$4,423
Expansion capital expenditures (including acquisitions)	1,576	1,389
Total capital expenditures	$5,771	$5,812
Construction of tank vessels	$5,995	$14,228

During fiscal 2011, we took delivery of one 30,000-barrel tank barge in July 2010, the DBL 33, and one 30,000-barrel tank barge in August 2010, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6.9 million. We have a long term contract with a customer relating to the DBL 33. As of September 30, 2010, construction in progress of $3.7 million relates to the DBL 33, which is undergoing certain modifications relating to its contract commitment. In August 2010, we sold the DBL 34 for $2.3 million, net of selling costs.

During fiscal 2010, we took delivery of an 185,000-barrel articulated tug-barge unit, the DBL 185, in October 2009, a leased 50,000-barrel tank barge, the DBL 54 in March 2010 and a 100,000-barrel tank barge, the DBL 106, in April 2010.

We expect to take delivery of a 50,000-barrel tank barge in the third quarter of fiscal 2011 under a lease from a shipyard.

Liquidity Needs

Our primary short-term liquidity needs are to fund general working capital requirements, payment of debt service, distributions to unit holders (when permitted), and drydocking expenditures while our long term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of replacing tank vessel operating capacity. Our primary sources of funds for our short term liquidity needs are cash flows from operations and borrowings under our revolving loan and credit agreements, while our long-term sources of funds are cash from operations, long-term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our revolving loan and credit agreements, described under “—Revolving Loan and Credit Agreements” below, will be sufficient to meet our liquidity needs for the next 12 months.

Credit Agreements

Revolving Loan and Credit Agreements

On August 31, 2010, K-Sea Operating Partnership L. P. (the “Operating Partnership”), entered into an amendment (the “Revolver Amendment”) to its revolving loan agreement to, among other things, (1) reduce the revolving lenders’ commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA covenants and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date (4) and allow us to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. Due to the reduction in the borrowing capacity of the Revolving Loan Agreement, we recorded an expense of $0.5 million for the three months ended September 30, 2010 relating to the unamortized deferred financing costs associated with the revolving loan agreement prior to its August 2010 amendment.  Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1.2 million and other transaction costs of $0.8 million. Both the $1.1 million of remaining unamortized deferred financing costs of the revolving loan agreement prior to its August 2010 amendment, as well as the $2.0 million of fees and transaction costs incurred relating to the Revolver Amendment, are reflected as deferred financing costs in the consolidated balance sheet and are being amortized over the remaining term of the Revolving Loan Agreement which expires July 1, 2012.

As amended by the Revolver Amendment, the obligations under the Revolving Loan Agreement are collateralized by a first priority security interest, subject to permitted liens, on certain vessels of the Operating Partnership and other subsidiaries of ours having an orderly liquidation value equal to at least 1.50 times the amount of the aggregate obligations (including letters of credit) outstanding under the Revolving Loan Agreement.

Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at the Operating Partnership’s option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the 30-day LIBOR (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement. We also incur commitment fees, payable quarterly, on the unused amounts under this facility.  The following table summarizes the applicable margins under the Revolving Loan Agreement, as amended:

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

Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement. As of September 30, 2010, we had $52,800 outstanding under the Revolving Loan Agreement at the LIBOR rate.

As a result of the Revolver Amendment, the minimum fixed charge coverage ratio decreased from 1.50 to 1.00 as follows:  0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter. The definition of the fixed charge coverage ratio was modified to include distributions, all capital expenditures above a certain agreed-upon level, and pro forma adjustments for acquisitions and equity issuances. In addition, our ratio of total funded debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 30, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter.

The Revolver Amendment limits quarterly cash distributions to our unit holders to $0.45 per unit and requires that, among other things, we maintain a minimum liquidity of $17.5 million in order to declare any cash distributions. In general, the Revolver Amendment defines liquidity as the sum of (a) unrestricted cash of the Operating Partnership determined on a consolidated basis plus (b) (i) the lesser of (A) $115.0 million and (B) the orderly liquidation value of the vessel collateral divided by 1.50, minus (ii) the aggregate amount outstanding to the lenders as of the date of such determination. We will be permitted to pay cash distributions if (a) the fixed charge coverage ratio is at least 1.0 times for two consecutive fiscal quarters prior to and after giving effect to such distribution(s), (b) the projected fixed charge coverage ratio is equal to or greater than 1.0 times for the next twelve months and is equal to or greater than 1.0 times in three of four of those quarters and (c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0. No such cash distributions may be paid prior to the end of the March 31, 2011 quarter.

We also had a separate $4.0 million revolver with a commercial bank to support our daily cash management. Advances under this facility bear interest at a 30-day LIBOR plus a margin ranging from 1.4% to 4.25%. The outstanding balances on this revolver at September 30, 2010 and June 30, 2010 were $0 and $0, respectively.

Term Loans

On August 31, 2010, we entered into an amendment (“ATB Amendment”) which amends the ATB Loan, (as amended, the “ATB Agreement”). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the August 31, 2010 outstanding principal balance of $55.3 million be paid along with certain other creditor costs. Total creditor fees relating to the amendment of $0.3 million were recorded as deferred financing fees and are being amortized over the remaining term of the agreement which expires in November 2016. At September 30, 2010, borrowings outstanding under the ATB Agreement were $55.3 million.

The weighted average interest rate on term loans as of September 30, 2010 and June 30, 2010 were 6.6% and 6.3%, respectively.

Other amendments

On August 31, 2010 a certain lease, which we refer to as a bareboat charter agreement, dated as of June 23, 2009, was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the “New Lessor”). We were required to pay the original lessor a termination fee of $0.7 million. Both the $0.7 million termination fee and unamortized deferred lease expenses of $0.5 million were charged to other expense for the three months ended September 30, 2010. We entered into an eight year operating lease with the New Lessor, which requires monthly charter payments of approximately $0.1 million.

On August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. In connection with the consents, we incurred fees of $0.2 million, which were expensed and are included in the line-item “vessel operating expenses” for the three months ended September 30, 2010 in the consolidated statement of operations.

Restrictive Covenants

The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any cash distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and requires that we maintain a minimum liquidity of $17.5 million and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require us to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.333 to 1.00 at June 30, 2010 and at least 1.50 to 1.00 at September 30, 2010 and thereafter, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of September 30, 2010 and June 30, 2010 we were in compliance with all of our financial and debt covenants. As of September 30, 2010 our asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 3.95 to 1.00, 1.10 to 1.00 and 4.50 to 1.00, respectively.  As of June 30, 2010 our asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 1.48 to 1.00, 1.04 to 1.00 and 5.86 to 1.00, respectively.

Preferred Unit Investment

On September 10, 2010, we issued 15,653,775 Series A Preferred units to KA First Reserve in exchange for $85.0 million. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred units for $15.0 million, following clearance of a Hart-Scott-Rodino review. The Preferred units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit.  Commencing with the quarter ended September 30, 2010 and through the earlier of the quarter ended June 30, 2012 or when we resume cash distributions on our common units, such distributions will be payment-in-kind distributions. We have an option to force the conversion of the Preferred units after three years if (1) the price of  our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of  our common units for such 20 day period exceeds 50,000 common units. The Preferred units were priced at $5.43 per unit, which represents a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the Preferred units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction.

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

On July 7, 2010, one of our tug boats towing a third party barge was involved in a collision with an amphibious passenger vessel off of Penn’s Landing in the Delaware River which resulted in the sinking of the passenger vessel. At the time of the collision, there were 35 passengers and two crew members on board the passenger vessel. Two of the passengers were fatally injured and several others were treated for minor injuries. The National Transportation Safety Board and United States Coast Guard are conducting a joint investigation of the incident. We have been notified of potential claims and have been named in several lawsuits relating to this incident. Although the outcome of these potential claims or actions cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on our financial position, results of operations or cash flows.

We are also subject to deductibles with respect to its insurance coverage that range from $10,000 to $250,000 per incident and provides on a current basis for estimated payments thereunder.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2010.

Seasonality

See discussion under “—General” above.

Critical Accounting Policies

There have been no material changes in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The accounting treatment of a particular transaction is governed by generally accepted accounting principles, or GAAP, and, in certain circumstances, requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available.  We base our estimates, judgments and assumptions on historical experience and known facts that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.

New Accounting Pronouncements

In December 2009, the FASB issued an accounting standard update “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” that requires disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. Certain disclosures required by the standard update were effective for interim and annual reporting periods beginning after December 15, 2009 and therefore were included in our interim consolidated financial statements upon adoption of this standard effective January 1, 2010. Other disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently analyzing the impact of the Level 3 amendments.

Forward-looking Statements

Statements included in this Form 10-Q that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. When used in this report, the words “could”, “believe”, “anticipate,” “intend”, “estimate,” “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In addition, we may from time to time make other oral or written statements that are also forward-looking statements.

Forward-looking statements appearing in a number of places in this Form 10-Q and in our other filings with the SEC include statements with respect to, among other things:

•our ability to pay distributions;

•our future compliance with financial covenants;

•changes in average daily rates and demand for our vessels;

•the adequacy and availability of our insurance and the amount of any capital calls;

•planned capital expenditures and availability of capital resources to fund capital expenditures;

•estimated future expenditures for drydocking and maintenance of our tank vessels’ operating capacity;

•our plans for the retirement of tank vessels and the expected delivery of newbuild vessels;

•the integration of acquisitions of tank barges and tugboats, including the timing, effects, benefits and costs thereof;

•expected decreases in the supply of domestic tank vessels;

•expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•expectations regarding litigation;

•the likelihood that pipelines will be built that compete with us;

•the effect of new or existing regulations or requirements on our financial position;

•our future financial condition or results of operations;

•our future revenues and expenses;

•our business strategies and other plans and objectives for future operations; and

•any other statements that are not historical facts.

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

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not limited to:

•insufficient cash from operations;

•general economic and business conditions;

•availability of capital;

•availability of financing;

•the ability of lenders and derivative counterparties to fulfill their obligations to us;

•the availability of waivers for the financial covenants contained in any agreement governing our indebtedness or operating leases;

•a decline in demand for refined petroleum products;

•a decline in demand for tank vessel capacity and the resulting oversupply of tank vessels based on current market conditions;

•intense competition in the domestic tank vessel industry;

•the occurrence of marine accidents or other hazards;

•the loss of any of our largest customers;

•fluctuations in voyage charter rates;

•delays or cost overruns in the construction of new vessels or the modification of older vessels;

•the availability of insurance, its cost and any requirements to make additional calls, which could be significant;

•difficulties in integrating acquired vessels into our operations;

•failure to comply with the Jones Act;

•modification or elimination of the Jones Act;

•the outcome of litigation and other disputes;

•adverse developments in our marine transportation business;

•continued taxation as a partnership and not as a corporation; and

•the other factors set forth under the caption “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of September 30, 2010 approximately $243.3 million of our long term debt bore interest at fixed interest rates ranging from 5.85% to 9.33%.  Borrowings under a portion of our Revolving Loan Agreement and certain other term loans, totaling $42.1 million at September 30, 2010, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of September 30, 2010, a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.4 million annually.

As of September 30, 2010 we had seven interest rate swap contracts, four relating to term loans that expire during the period from May 2012 to August 2018, concurrently with the hedged term loans, two relating to LIBOR loans under the revolving credit agreement that expire in December 2010 and one with a September 30, 2010 notional amount of $52.1 million, which related to a LIBOR loan under our Revolving Loan Agreement prior to such LIBOR loan’s repayment on September 10, 2010.  The $52.1 million notional amount interest rate contract expires December 31, 2010.  As of September 30, 2010 we are paying a fixed interest rate of 4.01% for this contract.  As of September 30, 2010, the total notional amount of the remaining six receive-variable/pay-fixed interest rate swaps was $185.6 million.  These six interest rate contracts have fixed interest rates, including applicable margins, ranging from 5.87% to 9.33%.  As of September 30, 2010, we were paying a weighted average fixed rate of 8.19% (including applicable margins), and we were receiving a weighted average variable rate of 3.65%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  The $52.1 million notional amount interest rate contract does not qualify as a hedge under FASB Codification standards, and therefore, gains and losses resulting from changes in the fair value of this contract have been recognized as interest expense since September 10, 2010. The remaining six interest rate swap contracts have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income (loss) as required by the FASB Codification standards relating to hedging.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4.                     Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)       Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3.  Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 1A.            Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on September 13, 2010.

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

Item 4.                     Removed and Reserved.

Item 5.                     Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1* —

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1) (Registration No. 107084), as amended, as filed with the Securities and Exchange Commission on July 16, 2003).

3.2* —

Fourth Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units)(incorporated by reference to Exhibit 3.2 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 13, 2010).

10.1* —

Amendment No. 4 to the Revolving Loan Agreement, dated as of August 31, 2010, by and among K-Sea Operating Partnership L.P., as Borrower, Bank of America, N.A., as successor to LaSalle Bank, National Association and Citibank, N.A., as co-syndication agents, Citizens Bank of Pennsylvania and HSBC Bank USA National Association, as co-documentation agents, and KeyBank National Association, as administrative agent and collateral trustee, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 13, 2010).

10.2* —

Securities Purchase Agreement, dated as of September 1, 2010, by and among K-Sea Transportation Partners L.P., K-Sea General Partner L.P. and KA First Reserve, LLC (incorporated by reference to Exhibit 10.15 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 13, 2010).

10.3* —

Registration Rights Agreement, dated as of September 10, 2010, by and between K-Sea Transportation Partners L.P. and KA First Reserve, LLC (incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 13, 2010).

10.4* —

Director Designation Agreement, dated as of September 10, 2010, by and among K-Sea Transportation Partners L.P., K-Sea General Partner GP LLC, K-Sea General Partner L.P., K-Sea Investors A L.P., K-Sea Investors B L.P., K-Sea Investors C L.P., the other members of K-Sea General Partner GP LLC signatory thereto and KA First Reserve, LLC (incorporated by reference to Exhibit 10.17 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 13, 2010).

31.1 —	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2 —	Sarbanes-Oxley Act Section 302 Certification of Terrence P. Gill.

32.1 —	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2 —	Sarbanes-Oxley Act Section 906 Certification of Terrence P. Gill.

* Incorporated by reference as indicated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: November 8, 2010			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010			By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal Financial and Accounting Officer)