Form 10-Q
period 2010-12-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2011-02-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

At February 9, 2010, the number of the issuer’s outstanding common units was 19,160,394.

K-SEA TRANSPORTATION PARTNERS L.P.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I      FINANCIAL INFORMATION

Item 1.        Financial Statements

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,830	$1,896
Accounts receivable, net	23,406	33,206
Deferred income taxes	1,601	1,649
Prepaid expenses and other current assets	21,321	18,857
Total current assets	51,158	55,608

Vessels and equipment, net	580,993	604,197
Construction in progress	—	730
Deferred financing costs, net	4,206	3,227
Other assets	33,154	32,869
Total assets	$669,511	$696,631

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$16,481	$19,024
Accounts payable	13,997	15,720
Accrued expenses and other current liabilities	32,598	33,607
Deferred revenue	7,525	12,005
Total current liabilities	70,601	80,356

Term loans	199,234	219,461
Credit line borrowings	47,800	144,450
Other liabilities	13,239	13,869
Deferred income taxes	3,754	3,486
Total liabilities	334,628	461,622

Commitments and contingencies

Partners’ capital:
General partner	(36)	1,223
Limited partners:
Preferred Units (18,551,999 and 0 Preferred Units issued and outstanding at December 31, 2010 and June 30, 2010, respectively)	104,137	—
Common units (19,160,394 and 19,127,411 common units issued and outstanding at December 31, 2010 and at June 30, 2010, respectively)	239,559	247,193
Accumulated other comprehensive loss	(14,060)	(17,996)
Total K-Sea Transportation Partners L.P. unit holders’ capital	329,600	230,420
Non-controlling interest	5,283	4,589
Total partners’ capital	334,883	235,009
Total liabilities and partners’ capital	$669,511	$696,631

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per unit data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009

Voyage revenue	$60,055	$64,458	$128,259	$130,884
Other revenue	3,410	4,128	7,126	8,304
Total revenues	63,465	68,586	135,385	139,188

Voyage expenses	11,624	11,193	22,808	21,712
Vessel operating expenses	31,880	34,991	66,593	70,447
General and administrative expenses	6,730	6,542	13,109	13,521
Depreciation and amortization	12,535	12,883	25,570	31,805
Loss on acquisition of land and building	—	1,697	—	1,697
Net gain on disposal of long-lived assets	(1,624)	(36)	(6,435)	(36)
Other operating expenses	—	—	1,158	—
Total operating expenses	61,145	67,270	122,803	139,146

Operating income (loss)	2,320	1,316	12,582	42

Interest expense, net	5,682	5,340	13,301	9,517
Other expense (income), net	(16)	(19)	(29)	(529)

Income (loss) before income taxes	(3,346)	(4,005)	(690)	(8,946)

Provision for income taxes	20	96	377	298
Net income (loss)	(3,366)	(4,101)	(1,067)	(9,244)
Less net income attributable to non-controlling interest	133	100	243	199
Net income (loss) attributable to K-Sea Transportation Partners L.P. unit holders (“net income (loss) of K-Sea”)	$(3,499)	$(4,201)	$(1,310)	$(9,443)

Allocation of net income (loss) of K-Sea:
General partner’s interest in net income (loss) of K-Sea	$(72)	$(44)	$(57)	(99)

Limited partners’ interest in net income (loss) of K-Sea
Preferred Unit holders	3,400	—	4,137	—

Common unit holders	(6,827)	(4,157)	(5,390)	(9,344)

Total limited partners’ interest in net income (loss) of K-Sea	(3,427)	(4,157)	(1,253)	(9,344)

Net income (loss) of K-Sea	$(3,499)	$(4,201)	$(1,310)	$(9,443)

Basic net income (loss) of K-Sea per unit	$(0.36)	$(0.22)	(0.28)	(0.51)

Diluted net income (loss) of K-Sea per unit	$(0.36)	$(0.22)	(0.28)	(0.51)

Weighted average units outstanding - basic	19,195	19,191	19,192	18,421
Weighted average units outstanding - diluted	19,195	19,191	19,192	18,421

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

			Limited Partners				Accumulated Other Comprehensive	K-Sea	Non-
	General Partner		Preferred		Common		Income (Loss)	Unit holders’	controlling
	Units	$	Units	$	Units	$	“AOCI”	Capital	Interests	TOTAL
Balance at June 30, 2010	202	$1,223	—	$—	19,127	$247,193	$(17,996)	$230,420	$4,589	$235,009

Revision of distribution between limited partners-common and general partner (See Note 1)		(1,202)				1,202

Issuance of Preferred Units, net of transaction costs of $3,878			18,416	100,000		(3,878)		96,122		96,122

Net loss		(57)		4,137		(5,390)		(1,310)	243	(1,067)

Distribution to Preferred Unit holders				(737)				(737)		(737)

Preferred Units distribution, in lieu of cash distribution			136	737				737		737

Amortization of restricted unit awards under long-term incentive plan, net of common units issued of $1,174					33	432		432		432

Capital contribution by non-controlling interest									1,460	1,460

Cash distributions to non-controlling interests									(1,009)	(1,009)

Fair market value adjustment for interest rate swap, net of taxes of $48							3,268	3,268		3,268

Reclassification of loss on interest rate swap from AOCI to interest expense due to termination of underlying term loan							557	557		557

Foreign currency translation gain							111	111		111

Balance at December 31, 2010	202	$(36)	18,552	$104,137	19,160	$239,559	$(14,060)	$329,600	$5,283	$334,883

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,067)	$(9,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,984	32,907
Payment of drydocking expenditures	(6,081)	(9,716)
Loss on termination of operating lease	1,158	—
Change in provision for loss on cancellation of contract	—	(500)
Provision for doubtful accounts	5	313
Deferred income taxes	268	245
Net gain on sale of long-lived assets	(6,435)	(36)
Loss on acquisition of land and building	—	1,697
Restricted unit compensation costs	431	617
Other	(1)	(31)
Changes in assets and liabilities:
Accounts receivable	9,795	6,285
Prepaid expenses and other current assets	(1,278)	66
Other assets	(532)	(238)
Accounts payable	527	(2,372)
Accrued expenses and other current liabilities	(867)	2,670
Deferred revenue	(4,480)	(4,575)
Net cash provided by operating activities	18,427	18,088
Cash flows from investing activities:
Construction of tank vessels	(6,637)	(27,238)
Other capital expenditures	(2,479)	(2,291)
Acquisition of land and building	—	(4,242)
Net proceeds on sale of long-lived assets	18,901	197
Collection of notes receivable from sale of vessels	549	1,344
Net cash provided by (used in) investing activities	10,334	(32,230)
Cash flows from financing activities:
Proceeds from credit line borrowings	4,652	109,100
Repayment of credit line borrowings	(101,302)	(133,658)
Gross proceeds from common unit equity offering	—	62,132
Gross proceeds from Preferred Unit sale	100,000	—
Proceeds from long-term debt borrowings	—	11,577
Payment of term loans	(21,917)	(7,637)
Payment of additional collateral	—	(3,075)
Financing costs paid—common unit equity offering	—	(2,965)
Financing costs paid—Preferred Unit sale	(3,878)	—
Financing costs paid—debt borrowings	(2,373)	(1,650)
Distributions to non-controlling interest	(1,009)	(164)
Distributions to partners	—	(20,965)
Net cash (used in) provided by financing activities	(25,827)	12,695
Cash and cash equivalents:
Net increase (decrease)	2,934	(1,447)
Balance at beginning of period	1,896	1,819
Balance at end of period	$4,830	$372

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,859	$8,051
Income taxes	$—	$2

Supplemental disclosure of non-cash investing and financing activities:
Distribution of common units to the general partner	$—	$1,202
Issuance of common units under the long-term incentive plan	$1,174	$1,291
Issuance of Preferred Units in lieu of a cash distribution	$737	—
Assumption of joint venture debt by non-controlling interest	$1,460	$—
Sale of land and building for note receivable	$1,500	$—

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

The Partnership’s general partner, K-Sea General Partner L.P. (“GP”), held 202,447 general partner units as of December 31, 2010, representing a 0.53% general partner interest in the Partnership, as well as a 100% equity interest in the entity that owns the incentive distribution rights (“IDRs”) in the Partnership.  IDRs represent the right to receive an increasing percentage of cash distributions after certain target distribution levels have been achieved.  The target distribution levels entitle the holder of the IDRs to receive 13% of total quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 23% of total quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 48% of total quarterly cash distributions in excess of $0.75 per unit.  As of December 31, 2010, there were 37,712,393 limited partner units outstanding comprised of 18,551,999 Series A Preferred Units (see note 5) and 19,160,394 common units.

The Partnership is required to distribute all of its “available cash” from operating surplus, as defined in the Fourth Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (the “Restated Partnership Agreement”), which generally includes all of the Partnership’s cash and cash equivalents on hand at the end of each quarter less reserves established by the general partner for future requirements.  No cash distributions were declared for both the three months ended December 31, 2010 and 2009. Cash distributions declared for the six months ended December 31, 2010 and 2009, were $0.00 per unit and $0.45 per unit, respectively.

In September 2010, the Partnership issued 18,416,206 Series A Preferred Units (“Preferred Units”) to KA First Reserve, LLC (“KA First Reserve”), a partnership between First Reserve and Kayne Anderson Capital Advisors. Commencing with the quarter ended on September 30, 2010, the holders of the Preferred Units as of an applicable record date are entitled to receive quarterly distributions in an amount equal to $0.18326 per outstanding Preferred Unit, to be paid within forty five days after the end of each quarter.  Annualized quarterly distributions of $0.73304 per Preferred Unit are 13.5% of the Preferred Unit issue price of $5.43.  The Preferred Units will receive distributions paid-in-kind (“PIK”) through the earlier of the quarter ended June 30, 2012, or when the Partnership resumes cash distributions on its common units.

On October 29, 2010 a PIK distribution of $0.18326 per Preferred Unit was declared for the quarter ended September 30, 2010. Such distribution was prorated for the number of days between the Preferred Unit issuance dates of September 10, 2010 and September 16, 2010, and September 30, 2010, as applicable, and approximated $737. Based on the current Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43 used to calculate the number of units to be issued, 135,793 Preferred Units were issued on November 14, 2010. Issuance of such Preferred Units has been recorded at $737 ($5.43 per Preferred Unit) which approximates their fair value.

On January 27, 2011 a PIK distribution of $0.18326 per Preferred Unit was declared for the quarter ended December 31, 2010. Such distribution approximated $3,400. Based on the current Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43 used to calculate the number of units to be issued, 626,130 Preferred Units are to be issued.

The Partnership’s consolidated statement of partners’ capital for the six months ended December 31, 2010 includes a revision of $1,202 related to the allocation of a prior period distribution to partners among the classes of equity presented in the statement of partners’ capital. The revision moves the distribution to partners from limited partners’ common capital to general partner’s capital. Such revision is included in the line item entitled “Revision of distribution between limited partners-common and general partner” in such statement.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of December 31, 2010, and for the three and six month periods ended December 31, 2010 and 2009, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Form 10-K”).  The June 30, 2010 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission, or SEC, rules and regulations.

2. Accounting Policies

Basis of Consolidation

These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge.  The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the Financial Accounting Standards Board (“FASB”).  The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease, which the Partnership refers to as the bareboat charter agreement.  The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making ability over the asset for substantially all of its useful life and consequently greater economic interest.  As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying consolidated financial statements.  The joint venture had a term loan that matures on October 1, 2012, and which was collateralized by the related tank barge. During September 2010, the Partnership contributed cash of $730 to the joint venture. The non-controlling interest assumed the liability for the term loan of $1,460 and received a distribution of $730.  The Partnership is not required to provide financial support to the joint venture, other than what is required in the normal course of business pertaining to the bareboat charter agreement.  The carrying value of the tank barge was $10,552 and $10,789 at December 31, 2010 and June 30, 2010, respectively and is included in the line-item “vessels and equipment, net” on the consolidated balance sheets.  Joint venture borrowings outstanding on the term loan at June 30, 2010 were $1,622. The current and non-current portions of such borrowing are included in the line-items “current portion of long-term debt” and “term loans”, respectively, on the consolidated balance sheet as of June 30, 2010.

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

Non-controlling interests

Balance as of June 30, 2010	$4,589
Net income	243
Capital contribution	1,460
Less cash distributions	(1,009)
Balance as of December 31, 2010	$5,283

Non-controlling interests
Balance as of June 30, 2009	$4,514
Net income	199
Capital contribution	—
Less cash distributions	(164)
Balance as of December 31, 2009	$4,549

Financial Reporting by Enterprises Involved with Variable Interest Entities

In June 2009, the FASB issued amendments to an accounting standard to improve financial reporting by enterprises involved with variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. These amendments are to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement in variable interest entities. The Partnership’s adoption of these amendments on July 1, 2010 did not have an effect on the accompanying consolidated financial statements.

Allocation of net income (loss) of K-Sea

The allocation of net income (loss) of K-Sea was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net loss of K-Sea	$(3,499)	$(4,201)	$(1,310)	$(9,443)
Less distributions paid/to be paid (1) (2)	(3,400)	—	(4,137)	(8,727)
Undistributed loss/distributions in excess of loss	$(6,899)	$(4,201)	$(5,447)	$(18,170)

Allocation of loss of K-Sea
General partner allocation:
Cash distribution (1.05% as of December 31, 2009 (2))	$—	$—	$—	$91
Allocation of undistributed loss/distributions in excess of loss (1.05% as of both December 31, 2010 and 2009 (3))	(72)	(44)	(57)	(190)
Net income (loss) of K-Sea allocated to general partner	$(72)	$(44)	$(57)	$(99)

Limited partners allocation — Series A Preferred Units:
Paid-in-kind Series A Preferred Unit distribution (1)	$3,400	$—	$4,137	$—
Allocation of undistributed loss/distributions in excess of loss (0.0% as of both December 31, 2010 and 2009, respectively (3))	—	—	—	—
Net income (loss) of K-Sea allocated to Preferred Units	$3,400	$—	$4,137	$—

Limited partners allocation — Common Units:
Cash distributions (98.95% as of December 31, 2009 (2))	$—	$—	$—	$8,636
Allocation of undistributed loss/distributions in excess of loss (98.95% as of both December 31, 2010 and 2009 (3))	(6,827)	(4,157)	(5,390)	(17,980)
Net income (loss) of K-Sea allocated to common units	$(6,827)	$(4,157)	$(5,390)	$(9,344)

Total net loss of K-Sea	$(3,499)	$(4,201)	$(1,310)	$(9,443)

(1)          The net income allocated for distributions to be paid for the three months ended December 31, 2010 was calculated as the number of PIK Preferred Units issued in respect of the quarter ended December 31, 2010 (626,130) times the current Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43. The net income allocated for distributions paid/to be paid for the six months ended December 31, 2010 is calculated as the sum of the PIK distributions to be issued in respect of the quarter ended December 31, 2010 plus the PIK distribution issued in respect of the quarter ended September 30, 2010. The PIK distribution issued in respect of the quarter ended September 30, 2010 was calculated as the number of PIK Preferred Units issued in respect of the quarter ended September 30, 2010 (135,793), times the current Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43. The number of PIK Preferred Units issued in respect of the quarter ended September 30, 2010 was calculated on a pro rata basis, based on the number of days between the Preferred Unit issuance dates of September 10, 2010 and September 16, 2010 and the quarter end date of September 30, 2010.

(2)          Distributions paid for the six months ended December 31, 2009 reflect the $0.45 per unit cash distribution declared in respect of the quarter ended September 30, 2009. There were no cash distributions paid in respect of the quarters ended December 31, 2009, September 30, 2010 or December 31, 2010.

(3)          After allocating a portion of net income (loss) to the distributions paid/to be paid, the undistributed (loss)/distributions in excess of (loss) is allocated pro rata among the general partner units and limited partner common units based upon the aggregate general partner units and limited partner common unit ownership interests. Based on the outstanding general partner units and limited partner common units at December 31, 2010 and 2009 and September 30, 2010 and 2009, the general partner units were allocated 1.05% and the limited partner common units were allocated 98.95%, for the three and six month periods ended December 31, 2010 and 2009.

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

Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to common units by the basic weighted average number of common units outstanding during the period. Dilutive net income (loss) per unit reflects potential dilution that could occur if potential common units relating to (a) restricted units were issued or (b) convertible securities were converted into common units except when the assumed issuance or conversion would have an anti-dilutive effect on net income (loss) per unit. Dilutive net income (loss) per unit is computed by dividing net income (loss) attributable to common units by the sum of (a) the basic weighted average number of units outstanding for common units during the period plus (b) the number of incremental common units resulting from the assumed issuance of common units relating to restricted units and convertible securities, if such potential common units are dilutive. For the three and six months periods ended December 31, 2010 and December 31, 2009, the Partnership’s potentially dilutive common units were not included in the diluted weighted average common units as their assumed issuance or conversion would have an anti-dilutive effect on net income (loss) per unit.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year balance sheet presentation.

3. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net loss	$(3,366)	$(4,101)	$(1,067)	$(9,244)
Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 7)	3,643	1,893	3,268	243
Reclassification of loss on interest rate swap from accumulated other comprehensive income (loss) to interest expense due to termination of underlying term loan	58	—	557	—
Foreign currency translation gain	86	27	111	105
Total other comprehensive income	3,787	1,920	3,936	348
Total comprehensive income (loss)	421	(2,181)	2,869	(8,896)
Less comprehensive income attributable to non-controlling interest	133	100	243	199
Comprehensive income (loss) attributable to K-Sea unit holders	$288	$(2,281)	$2,626	$(9,095)

4. Vessels and Equipment and Construction in Progress

	December 31, 2010	June 30, 2010

Vessels	$799,244	$810,150
Pier and office equipment	5,951	6,427
Land and Building	—	2,545
	805,195	819,122
Less accumulated depreciation and amortization	(224,202)	(214,925)
Vessels and equipment, net	$580,993	$604,197

Construction in progress	$—	$730

Depreciation and amortization of vessels and equipment was $12,077 and $12,202 for the three months ended December 31, 2010 and 2009, respectively. Depreciation and amortization of vessels and equipment was $24,644 and $30,388 for the six months ended December 31, 2010 and 2009, respectively. Depreciation and amortization of vessels and equipment for the six months ended December 31, 2009 includes an impairment charge of $5,853, relating to certain of the Partnership’s single hull vessels. During calendar year 2009, the generally weak economy resulted in lower demand for oil and refined petroleum products in the United States. Additionally, a number of major refining companies announced the shut-down of refineries, which reduced demand for petroleum carrying barges and increased the industry’s availability of double-hull vessels, for which customers show a preference over single hull vessels, thus causing an under utilization of single hull vessels. The Partnership, therefore, determined it would phase out certain of its single hull vessels prior to their Oil Pollution Act of 1990 (“OPA 90”) phase out dates. The impairment loss was determined based on cash flow forecasts developed using the Partnership’s own data. As of December 31, 2010 the net book value of the Partnership’s single hull vessels is $2,077.

During fiscal year 2010, the Partnership took delivery of the following newbuild vessels: in October 2009, the Partnership took delivery of an 185,000-barrel articulated tug-barge (“ATB”) unit, the DBL 185, and in April 2010, the Partnership took delivery of a 100,000-barrel tank barge, the DBL 106.  These tank barges cost, in the aggregate, $101,827. In March 2010, the Partnership took delivery of a 50,000 barrel tank barge leased from a shipyard, the DBL 54. The Partnership has long term contracts with customers for each of these vessels.

During the six months ended December 31, 2010, the Partnership took delivery of the following newbuild vessels: in July 2010, the Partnership took delivery of one 30,000-barrel tank barge, the DBL 33; and in August 2010, the Partnership took delivery of one 30,000-barrel tank barge, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6,769. The Partnership has a long term contract with a customer relating to the DBL 33. The Partnership expects to take delivery of a 50,000 barrel tank barge in the third quarter of fiscal 2011 under a lease from a shipyard.

During the six months ended December 31, 2010, the Partnership sold the DBL 34, two of its older double-hull barges, two tug boats, one single hull barge, three smaller vessels and certain vessel equipment for net proceeds of $15,665 and recognized a gain on sales of $5,795.

Land and buildings at the Partnership’s waste water treatment facility in Norfolk, Virginia were leased beginning in December 2004 through October 2009. On October 30, 2009, the Partnership exercised the purchase option in the lease agreement to acquire the land and buildings at a cost of $4,242 (including closing costs). Loss on acquisition of land and buildings for the three and six months ended December 31, 2009 of $1,697 related to the write down of such land and buildings to fair value based on management’s consideration of comparable land sales and replacement cost data. The Partnership ceased operations at its waste water treatment facility in Norfolk, Virginia and sold the land, building and equipment in December 2010 for $4,736, net of selling costs. Net sale proceeds included net cash proceeds of $3,236 and an unsecured note (“Note”) for $1,500.  Interest on the unpaid principal of the Note is due and payable quarterly at a rate of 8%. Principal is due and payable in one installment on December 7, 2013.  To the extent the buyer prepays the Note, (a) on or before December 7, 2011 or (b) on or before December 7, 2012, a prepayment reduction in principal of $45 or $30 will be granted, respectively.  A gain on sale of $640 was recognized in the three and six months ended December 31, 2010.  In addition, the Partnership deferred a gain of $1,500 relating to the Note. Such deferred gain will be recognized when the Partnership receives payment of the Note.

5. Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	December 31, 2010	June 30, 2010
Term loans	$215,715	$238,485
Credit line borrowings	47,800	144,450
Total debt	263,515	382,935
Less current portion of debt	(16,481)	(19,024)
Non-current debt	$247,034	$363,911

Revolving Loan and Credit Agreements

The Partnership, through its wholly owned subsidiary, K-Sea Operating Partnership L.P. (the “Operating Partnership”), maintains a revolving loan agreement with a group of banks (the “Revolving Lenders”), with Key Bank National Association as administrative agent and lead arranger, to provide financing for the Partnership’s operations. The Partnership amended the revolving loan agreement on August 14, 2007 (as amended, the “Original Revolver Agreement”) to, among other things, provide for an increase in availability to $175,000, and, under certain conditions, the Partnership had the right to utilize an accordion feature to increase the amount available under the revolving facility by up to $75,000, to a maximum total facility amount of $250,000. On November 7, 2007, the Partnership exercised this right and increased the facility by $25,000 to $200,000. The revolving facility is collateralized by a first priority security interest in a pool of vessels and certain equipment and machinery related to such vessels. During the period from August 14, 2007 until December 22, 2009, amounts borrowed under the revolving facility bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 0.7% to 1.5% depending on the Partnership’s ratio of total funded debt to EBITDA (as defined in the agreement). The Partnership also incurred commitment fees, payable quarterly, on the unused amount of the facility at a rate ranging from 0.15% to 0.30% based also upon the ratio of total funded debt to EBITDA.

On December 23, 2009, the Operating Partnership entered into an amendment (the “December Revolver Amendment”) to its Original Revolver Agreement (as amended, the “December Revolving Loan Agreement”). The December Revolver Amendment, among other things, (1) reduced the Revolving Lenders’ commitments from $200,000 to $175,000 (subject to a maximum borrowing base equal to 75% of the orderly liquidation value of the vessel collateral), (2) eliminated the accordion feature in the Original Revolver Agreement whereby the Partnership could request an increase in the total commitments under the Original Revolver Agreement by up to $50,000, (3) accelerated the maturity date from August 14, 2014 to July 1, 2012 and (4) required additional security to be assigned to the security trustee under the December Revolving Loan Agreement.

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

On August 31, 2010, and effective September 10, 2010, the Operating Partnership amended (the “Revolver Amendment”) its December Revolving Loan Agreement (as amended, the “Revolving Loan Agreement”) to, among other things, (1) reduce the Revolving Lenders’ commitments from $175,000 to $115,000 (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA covenants and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date  and (4)  allow the Partnership to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. Due to the reduction in the borrowing capacity of the Revolving Loan Agreement, the Partnership recorded an expense of $502 for the six months ended December 31, 2010 relating to the unamortized deferred financing costs associated with the December Revolving Loan Agreement. Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1,163 and other transaction costs of $751. Both the remaining unamortized deferred financing costs of the December Revolving Loan Agreement of $1,052, as well as the $1,914 of fees and transaction costs incurred relating to the Revolver Amendment, are reflected as deferred financing costs in the consolidated balance sheet and are being amortized over the remaining term of the Revolving Loan Agreement which expires July 1, 2012.

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

The following table summarizes the applicable margins under the Revolving Loan Agreement:

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

Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR-based loan is due, at the Partnership’s election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement. As of December 31, 2010, borrowings under the Revolving Loan Agreement amounted to $42,300 at the LIBOR rate and $5,500 at the base rate.

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

The Revolver Amendment limits quarterly cash distributions to the Partnership’s unit holders to $0.45 per unit and requires that, among other things, the Partnership maintain a minimum liquidity of $17,500 in order to declare any cash distributions. In general, the Revolver Amendment defines liquidity as the sum of (a) unrestricted cash determined on a consolidated basis plus (b) (i) the lesser of (A) $115,000 and (B) the orderly liquidation value of the vessel collateral divided by 1.50, minus (ii) the aggregate amount outstanding to the Revolving Lenders as of the date of such determination. The Partnership will be permitted to pay cash distributions if (a) the fixed charge coverage ratio is at least 1.0 times for two consecutive fiscal quarters prior to and after giving effect to such distribution(s); (b) the projected fixed charge coverage ratio is equal to or greater than 1.0 times for the next twelve months and is equal to or greater than 1.0 times in three of four of those quarters; and (c) the total funded debt to EBITDA ratio is less than 5.0 to 1.0. No such cash distributions may be paid prior to the end of the March 31, 2011 quarter.

The Partnership also had a separate $4,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bore interest at 30-day LIBOR plus a margin ranging from 1.4% - 4.25%.  This facility expired at December 31, 2010. The outstanding balance on this revolver at June 30, 2010 was $0.

Term Loan and other amendments

Term loans outstanding at December 31, 2010 and June 30, 2010 were as follows. Descriptions of these borrowings are included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010:

	December 31, 2010	June 30, 2010
	(in thousands)
Term loans due:
May 1, 2012	$—	$1,772
October 1, 2012	—	1,622
December 31, 2012	7,138	7,530
January 1, 2013	—	11,318
April 30, 2013	12,107	12,750
May 1, 2013	60,779	63,143
June 1, 2014	15,241	15,966
July 1, 2015	24,207	24,920
November 1, 2015	5,057	5,244
November 4, 2016	54,514	56,057
February 28, 2018	4,765	4,893
April 1, 2018	3,806	3,905
May 1, 2018	14,535	14,914
August 1, 2018	13,566	14,451
	215,715	238,485
Less current portion	16,481	19,024
	$199,234	$219,461

The weighted average interest rate on term loans as of December 31, 2010 and June 30, 2010 were 6.5% and 6.3%, respectively.

On December 23, 2009, in connection with the December Revolver Amendment, the Operating Partnership entered into an amendment to one of its terms loan agreements, which is referred to as the ATB Loan. The ATB Loan’s financial covenants were amended to conform to the December Revolving Loan Agreement’s financial covenants. Creditor fees incurred relating to the amendment of $288 were recorded as deferred financing fees and are being amortized over the remaining term of the loan agreement, which expires in November 2016.

On June 25, 2010, the Operating Partnership entered into an amendment to the ATB Loan that provided for the temporary waiver of compliance with the financial covenants of the ATB Loan for the period June 30, 2010 through August 31, 2010. On August 31, 2010, and effective September 10, 2010, the Partnership entered into an amendment (“ATB Amendment”), which amends the ATB Loan (as amended, the “ATB Agreement”). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the August 31, 2010 outstanding principal balance of $55,286 be paid along with certain other creditor costs. Total creditor fees relating to the amendment of $296 were recorded as deferred financing fees and are being amortized over the remaining term of the agreement. At December 31, 2010, borrowings outstanding under the ATB Agreement were $54,514.

On December 30, 2009, the Operating Partnership also amended (the “Loan Agreement Amendment”) a Loan Agreement dated as of May 12, 2006, as amended (the “Loan Agreement”). The Loan Agreement Amendment amended certain financial covenants in the Loan Agreement to conform to the terms in the Revolver Amendment.

As of June 30, 2010, the Partnership obtained a waiver of compliance with the financial covenants in a certain Bareboat Charter Agreement dated as of June 23, 2009 (the “Bareboat Charter”). On August 31, 2010 the Bareboat Charter was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the “New Lessor”). The Partnership was required to pay the original lessor a termination fee of $706. For the six months ended December 31, 2010, both the $706 termination fee and unamortized deferred lease expenses of $452 are included in the line-item “other operating expenses” in the consolidated statement of operations. The Partnership entered into an eight year operating lease with the New Lessor which requires monthly charter payments of approximately $140.

On August 31, 2010, the Partnership obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. In connection with the consents, the Partnership incurred fees of $189, which were expensed. For the six months ended December 31, 2010, such fees are included in the line-item “vessel operating expenses” in the consolidated statement of operations.

On October 15, 2010, the Partnership paid off a term loan in the amount of $1,479. In connection with the prepayment of the loan, the related swap agreement was terminated and an expense of $58 was recorded, which is included in the line-item “interest expense, net” in the consolidated statement of operations for the three and six months ended December 31, 2010.

On November 10, 2010, the Partnership prepaid a Canadian term loan in the amount of $11,529 and incurred breakage fees of $208 which are included in the line item “interest expense, net” in the consolidated statement of operations for the three and six months ended December 31, 2010. In connection with the prepayment of the loan, the Partnership recorded an expense of $31 for the three and six months ended December 31, 2010 relating to the write-off of unamortized deferred financing costs associated with the loan. Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations.

Restrictive Covenants

The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any cash distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and require that the Partnership maintain a minimum liquidity of $17,500 and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require the Partnership to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.333 to 1.00 at June 30, 2010 and at least 1.50 to 1.00 at September 30, 2010 and thereafter, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA not to exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of December 31, 2010 and as of June 30, 2010 the Partnership was in compliance with all of its financial and debt covenants. As of December 31, 2010 the Partnership’s asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 4.34 to 1.00, 1.00 to 1.00 and 4.56 to 1.00, respectively.  As of June 30, 2010 the Partnership’s asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 1.48 to 1.00, 1.04 to 1.00 and 5.86 to 1.00, respectively.

Preferred Unit Investment

On September 10, 2010, the Partnership issued 15,653,775 Preferred Units to KA First Reserve in exchange for $85,000. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred Units for $15,000 following clearance of a Hart-Scott-

Rodino review. The Preferred Units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred Units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit.  Commencing with the quarter ended September 30, 2010 and through the earlier of the quarter ending June 30, 2012 or when the Partnership resumes cash distributions on its common units, such distributions will be PIK distributions. The Partnership has an option to force the conversion of the Preferred Units after three years if (1) the price of its common units is 150% of the conversion price on average for 20 consecutive days on a volume weighted basis, and (2) the average daily trading volume of its common units for such 20 day period exceeds 50,000 common units. The Preferred Units were priced at $5.43 per unit, which represented a 10% premium to the 5-day volume weighted average price of the Partnership’s common units as of August 26, 2010. The Partnership used the net proceeds from the sale of the Preferred Units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction.  On November 14, 2010, the Partnership issued 135,793 Preferred Units to KA First Reserve with respect to the quarter ended September 30, 2010. On January 27, 2010, the Partnership declared a PIK distribution of 626,130 Preferred Units with respect to the quarter ended December 31, 2010.

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

6. Derivative Financial Instruments

The Partnership is exposed to certain financial risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are used to manage interest rate risk associated with the Partnership’s floating-rate borrowings.  As of December 31, 2010 the Partnership had three interest rate swap contracts relating to term loans that expire during the period from May 2013 to August 2018 concurrently with the hedged term loans. As of December 31, 2010, the total notional amount of the three receive-variable/pay-fixed interest rate swaps was $128,859. These three interest rate contracts have fixed interest rates, including applicable margins, ranging from 6.63% to 9.83%, with a weighted average rate of 8.00%. The notional amount of each of the three interest rate swap contracts decreases as principal payments on the respective debt instrument are made.

Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

Derivatives designated as	Liability Derivatives
hedging	December 31, 2010		June 30, 2010
instruments under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued expense and other current liabilities	$5,955	Accrued expense and other current liabilities	$7,824

Interest rate contracts	Other liabilities	$8,819	Other liabilities	$10,824
Total derivatives designated as hedging instruments under ASC 815		$14,774		$18,648

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended December 31, 2010 and 2009

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815	For the Three Months Ended		OCI into Income	For the Three Months Ended
Cash Flow Hedging Relationships	December 31, 2010	December 31, 2009	(Effective Portion)	December 31, 2010	December 31, 2009

Interest rate contracts	$4,253	$(611)	Interest expense	$(2,568)	$(2,528)
Total	$4,253	$(611)		$(2,568)	$(2,528)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	For the Three Months Ended
Hedging Instruments under ASC 815	Income on Derivative	December 31, 2010	December 31, 2009

Interest rate contracts	Interest expense	$(58)	$—
Total		$(58)	$—

*—OCI is defined as other comprehensive income in accordance with ASC 220

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended December 31, 2010 and 2009

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815	For the Six Months Ended		OCI into Income	For the Six Months Ended
Cash Flow Hedging Relationships	December 31, 2010	December 31, 2009	(Effective Portion)	December 31, 2010	December 31, 2009

Interest rate contracts	$3,873	$(4,325)	Interest expense	$(5,216)	$(4,572)
Total	$3,873	$(4,325)		$(5,216)	$(4,572)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	For the Six Months Ended
Hedging Instruments under ASC 815	Income on Derivative	December 31, 2010	December 31, 2009

Interest rate contracts	Interest expense	$(557)	$—
Total		$(557)	$—

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income (loss). The estimated amount of the existing losses at December 31, 2010 that are expected to be reclassified into earnings within the next 12 months is $5,955. The maximum length of time over which the Partnership is hedging its exposure to variability in future cash flows relating to floating rate interest payments is approximately eight years.

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

7. Financial Instruments and Fair Value Measurements

The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:

Cash and cash equivalents, accounts receivable and claims receivable

The carrying amount reported in the accompanying consolidated balance sheets for “cash and cash equivalents,” “accounts receivable” and claims receivable, which is included in the line-item “prepaid expenses and other current assets” in the consolidated balance sheets, approximates their fair value due to their current maturities.

Long-term debt

As of December 31, 2010, the carrying value of all long term debt was $263,515 and the fair value was approximately $276,766, based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. Long term debt with a carrying amount of $88,946 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to the Partnership for debt of the same remaining maturities. Long term debt with fixed interest rates had a carrying amount of $174,569 as of December 31, 2010, of which $128,859 related to variable rate debt for which the interest rates were fixed through swap agreements. Such debt with related swap agreements is effectively recorded on the balance sheet at its December 31, 2010 fair value since the fair values of the related swap agreements of $14,774 is included in the consolidated balance sheet as described in note 6.

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

The levels of the fair value hierarchy established by the Codification are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and June 30, 2010. These amounts include fair value adjustments relating to the Partnership’s own credit risk:

	As of December 31, 2010			As of June 30, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$14,774	$—	$—	$18,648	$—

The Partnership’s interest rate swap contracts are not traded in any market.  The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009.

Description	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the six months ended December 31, 2009

Long lived assets held and used	$8,182			$8,182	$7,550

Long lived assets held and used for which a charge was recorded in the six months ended December 31, 2009 relate to the following: (1) a $1,697 loss on the acquisition of land and buildings for the three and six months ended December 31, 2009 relating to the purchase of land and building on October 30, 2009 at a cost of $4,242 based upon a purchase option in the Partnership’s lease agreement. The land and building were written down to fair value based on management’s consideration of comparable land sales and replacement cost data, and (2) vessels and equipment with a carrying amount of $11,490, were written down to their fair value of $5,637, resulting in an impairment charge of $5,853, which was included in earnings for the six month period ended December 31, 2009. The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership’s own data.

8. Income Taxes

The Partnership’s provision for income taxes is based on its estimated annual effective tax rate.  For the three and six months ended December 31, 2010 the Partnership’s effective tax rate was a negative 0.6% and a negative 54.6%, respectively.  For the three months ended December 31, 2009 the Partnership’s effective tax rate was a negative 2.4%. For the six months ended December 31, 2009 the Partnership’s effective tax rate was a negative 3.3%, or a negative 12.0% before an asset impairment charge and its related tax effect. The change in the Partnership’s effective tax rate for the three months ended December 31, 2010, was primarily a result of an increase in the valuation allowance on deferred tax assets at our Operating Partnership’s corporate subsidiaries. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our Operating Partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our Operating Partnership’s corporate subsidiaries.

9. Commitments and Contingencies

The Partnership has an agreement for the lease of a 50,000-barrel tank barge with an expected delivery date in the third quarter of fiscal year 2011.

The Preferred Units discussed in note 5 were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. Under a Registration Rights Agreement (“Registration Rights Agreement”) dated as of September 10, 2010 between the Partnership and KA First Reserve upon receipt of written notification from the holders of a majority of the Registrable Securities then outstanding, the Partnership is required to use its reasonable best efforts to prepare and file a shelf registration statement (the “Shelf Registration Statement”) under the Securities Act covering all Registrable Securities. Registrable Securities are defined by the Registration Rights Agreement as the conversion units outstanding at any time or issuable upon conversion of the Series A Preferred Units and any common units or other securities which may be issued, converted, exchanged or distributed in respect thereof.  The Registration Rights Agreement also requires the Partnership to use its reasonable best efforts to cause the Shelf Registration Statement to become effective no later than two hundred and forty days after the Partnership’s receipt of the written demand notice. The Partnership received a written demand notice on September 20, 2010 (“Demand Notice Date”).  If the Shelf Registration Statement does not become effective or is not declared effective within two hundred and forty days after the Demand Notice Date,  then each holder selling Registrable Securities under a registration statement pursuant to the Registration Rights Agreement are entitled to liquidated damages of 0.125% of the Unit Purchase Price ($5.43) per thirty-day period for the first 60 day period immediately following the 240th day after the Demand Notice Date, with such payment amount increasing by an additional 0.125% of the Unit Purchase Price per thirty-day period for each subsequent 60 day period, up to a maximum of 1.0% of Unit Purchase Price per thirty-day period until such time as the Registration Statement becomes effective or is declared effective or the Registrable Securities covered by such Shelf Registration Statement are no longer outstanding.

As of December 31, 2010, the Partnership determined that the likelihood of the Partnership incurring liquidated damages relating to the Registration Rights Agreement is remote and therefore no liability has been recorded for the Registration Rights Agreements as of December 31, 2010.

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

On July 7, 2010, one of the Partnership’s tug boats towing a third party barge was involved in a collision with an amphibious passenger vessel off of Penn’s Landing in the Delaware River that resulted in the sinking of the passenger vessel. At the time of the collision, there were 35 passengers and two crew members on board the passenger vessel. Two of the passengers were fatally injured and several others were treated for minor injuries. The National Transportation Safety Board and United States Coast Guard are conducting a joint investigation of the incident. The Partnership has been notified of potential claims and has been named in several lawsuits relating to this incident. Although the outcome of these potential claims or actions cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on our financial position, results of operations or cash flows.

The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder.  Insurance claims receivable outstanding totaled $13,368 and $11,659 at December 31, 2010 and June 30, 2010, respectively, and are included in the line-item “prepaid expenses and other current assets” in the consolidated balance sheets.  Insurance claims payable at December 31, 2010 and June 30, 2010 totaled $15,229 and $13,261, respectively, and are included in the line-item “accrued expenses and other current liabilities” in the consolidated balance sheets.

The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges. In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement. In fiscal year 2009, the Partnership provided a reserve of $500 relating to a $1,000 deposit under the contract. The Partnership and the shipyard negotiated a settlement and release agreement relating to the contract whereby the shipyard held the $1,000 previously paid by the Partnership pursuant to the contract and applied such $1,000 in accordance with the terms and conditions of a new contract. As a result of the settlement, the $500 reserve was reversed in the six months ended December 31, 2009.

10. Major Customers

Two customers each accounted for 12% of consolidated revenues for the three months ended December 31, 2010 and two customers each accounted for 11% of consolidated revenues for the six months ended December 31, 2010. Two customers accounted for 19% and 11% of consolidated revenues for the three months ended December 31, 2009 and one customer accounted for 18% of consolidated revenues for the six months ended December 31, 2009. One customer accounted for 13% of consolidated accounts receivable at December 31, 2010. One customer accounted for 10% of consolidated accounts receivable at June 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

K-Sea Transportation Partners L.P. (the “Partnership”) and its subsidiaries (collectively with the Partnership, “we,” “us” or “our”) provide marine transportation, distribution and logistics services for refined petroleum products in the United States.  As of December 31, 2010, we operated a fleet of 57 tank barges and 64 tugboats that serve a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 3.7 million barrels of capacity as of December 31, 2010, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of December 31, 2010, approximately 98% of our barrel-carrying capacity was double-hulled.  As of December 31, 2010, all of our tank vessels except two operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

We operate our tank vessels in markets that exhibit seasonal variations in demand and, as a result, in charter rates.  For example, movements of clean oil products, such as motor fuels, generally increase during the summer driving season.  In certain regions, movements of heating oil generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months.  Unseasonably cold winters result in significantly higher demand for heating oil in the northeastern United States.  Meanwhile, our operations along the West Coast and in Alaska historically have been subject to seasonal variations in demand that vary from those exhibited in the East Coast and Gulf Coast regions.  The summer driving season can increase demand for automobile fuel in all of our markets and, accordingly, the demand for our services.  Our West Coast operations provide seasonal diversification primarily as a result of its services to our Alaskan markets, which experience the greatest demand for petroleum products in the summer months due to weather conditions.  Considering the above, we believe seasonal demand for our services is lowest during our third fiscal quarter.  We do not see any significant seasonality in the Hawaiian market.  A decline in demand for, and level of consumption of, refined petroleum products could cause demand for tank vessel capacity and charter rates to decline, which would decrease our revenues and cash flows.

Outlook

The reductions in U.S. refinery utilization that we experienced in the first half of calendar 2010, particularly in the quarter ended March 31, 2010, appears to have abated. Refinery utilization, which was as low as 77.7% in late January 2010, has on a weekly basis ranged from approximately 82% to 91% for the period from May 2010 to December 2010 as compared to a range of approximately 79% to 88% for the period from May 2009 to December 2009. In both the East Coast and West Coast markets, the utilization of our vessels in the spot market has slowly improved. We attribute this to refinery utilization remaining above 2009 levels. During this same period, inventory levels of refined petroleum products remained high, which contributed to spot market rates remaining below 2008 levels. While inventories remain above the five year average, they have started to decline. However, we do not expect our markets to improve materially until there is a consistent uptrend in refined products consumption and the supply of vessels declines as single-hull vessels are removed from service. We continue to believe that an increasing number of single-hull vessels will exit the market as we move through calendar 2011.  Additionally, the U.S. Energy Information Administration (“EIA”) Annual Energy Outlook for 2010 estimated that demand for liquid fuel consumption will increase 2.7% during 2011, and over the long term the EIA projects that demand will increase at a compound annual growth rate of 1.3% between 2009 and 2015.

Our overall vessel utilization improved to 81% for the six months ended December 31, 2010.  Some of this improvement was attributable to the eight barges that were working in the Gulf of Mexico on the oil spill clean-up efforts during the quarter ended September 30, 2010.  Overall vessel utilization was 80% for the three months ended December 31, 2010, despite the fact that the vessels deployed in the Gulf of Mexico clean-up efforts in the September 30, 2010 quarter have returned from charter and certain vessels chartered in the northern Alaskan markets began to experience some seasonal downtime.  For the quarter ended March 31, 2011, we would expect to see some decrease in utilization due to a full quarter’s effect of seasonality in the northern Alaskan and Great Lakes markets.

In the first six months of fiscal year 2011, we entered into one-year and two-year charters on two of our coastwise vessels, extended for two years a charter on another coastwise unit and signed a one-year agreement on a small local vessel. Unlike the first half of calendar 2010, we are starting to see our customers commit to charter contracts on a long-term basis and are in discussion, with customers on other term business. As of December 31, 2010, approximately 56% of our fleet (measured on a barrel carrying capacity) is under term contract, up from 48% at June 30, 2010.  Assuming non-renewal, about 8% of this contracted capacity is scheduled to expire by the end of our 2011 fiscal year; however, based on negotiations of these renewals and on discussions with customers on term business we would anticipate the contract percentage to increase.

During the six months ended December 31, 2010, we sold a new-build double hull vessel, a single hull vessel, two tugboats and two of our oldest double-hull barges for $15.6 million in cash.  Additionally, we sold our waste water treatment facility for net cash proceeds of $3.2 million and a seller’s note of $1.5 million.  We plan to continue to reduce costs, streamline operations, rationalize assets, and use available capacity to enter adjacent markets.

Significant Events

Issuance of Series A Preferred Units

On September 10, 2010, we issued 15,653,775 Series A Preferred Units (“Preferred Units”) to KA First Reserve, LLC (“KA First Reserve”) in exchange for $85.0 million. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred Units for $15.0 million, following clearance of a Hart-Scott-Rodino review. The Preferred Units were priced at $5.43 per unit, which represented a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the Preferred Units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction. The Preferred Units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. We entered into a Registration Rights Agreement (“Registration Rights Agreement”) dated as of September 10, 2010 with KA First Reserve. Under the Registration Rights Agreement, we are required to use our reasonable best efforts to prepare and file a shelf registration statement (“Shelf Registration Statement”) under the Securities Act covering all “Registrable Securities”. Registrable Securities are defined by the Registration Rights Agreement as the conversion units outstanding at any time or issuable upon conversion of the Series A Preferred Units and any common units or other securities which may be issued, converted, exchanged or distributed in respect thereof.  Under the Registration Rights Agreement we are required to use reasonable best efforts to cause the Shelf Registration Statement to become effective no later than 240 days after the receipt of the written demand notice. We received a written demand notice on September 20, 2010 (“Demand Notice Date”).  If the Shelf Registration Statement does not become effective or is not declared effective within 240 days after the Demand Notice Date,  then each holder selling Registrable Securities under a registration statement pursuant to the Registration Rights Agreement are entitled to liquidated damages of 0.125% of the Unit Purchase Price ($5.43) per thirty-day period for the first 60 day period immediately following the 240th day after the Demand Notice Date, with such payment amount increasing by an additional 0.125% of the Unit Purchase Price per thirty-day period for each subsequent 60 day period, up to a maximum of 1.0% of Unit Purchase Price per thirty-day period until such time as the Registration Statement becomes effective or is declared effective or the Registrable Securities covered by such Shelf Registration Statement are no longer outstanding.

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

Under the Restated Partnership Agreement, upon any liquidation and winding up or the sale of substantially all of our assets, the holders of Preferred Units generally will be entitled to receive, in preference to the holders of any of our other equity securities, the liquidation value of the Preferred Units, which is equal to the sum of (i) the issue price, plus (ii) all unpaid cash distributions and all accrued and unpaid interest thereon, plus (iii) all accrued but unpaid distributions for the quarter in which liquidation occurs, minus distributions of capital surplus to the holders of the Preferred Units.

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

Other Amendments

Also on August 31, 2010, we entered into an amendment (the “ATB Amendment”) to a secured term loan credit facility dated June 4, 2008 (“Term Loan Agreement”) in the amount of $57.6 million. The ATB Amendment, among other things, amended the financial covenants and LIBOR margins to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended as described above. The ATB Amendment was subject to an amendment fee of $0.3 million, which was recorded as deferred financing fees.

Also on August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolving Loan Agreement. We incurred fees of $0.2 million relating to such consents. Additionally, on August 31, 2010, we terminated a bareboat charter (lease) agreement with a shipowner in conjunction with the shipowner’s sale of the vessel to another party. We incurred a charge of $0.7 million relating to the lease termination. For the three months ended September 30, 2010, both the $0.7 million termination fee and unamortized deferred lease expenses of $0.5 million were included in the line-item “other operating expenses” in the consolidated statement of operations. Concurrently, we entered into a new eight year bareboat charter agreement with the new owner of the vessel which requires monthly lease payments of $0.1 million.

Agreements to Sell Non-Core Assets

We sold two tugboats and our two oldest double-hulled barges to an international buyer for net cash proceeds of $12.0 million, and we sold a single hull vessel for net cash proceeds $1.3 million. We recognized an aggregate gain of $5.8 million on such vessel sales during the six months ended December 31, 2010. We also sold our waste water treatment facility in Norfolk, Virginia for net cash proceeds of $3.2 million and an unsecured note of $1.5 million. We recognized a gain of $0.6 million for the six months ended December 31, 2010 and deferred a gain of $1.5 million relating to the unsecured note.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Voyage revenue	$60,055	$64,458	$128,259	$130,884
Other revenue	3,410	4,128	7,126	8,304
Total revenues	63,465	68,586	135,385	139,188
Voyage expenses	11,624	11,193	22,808	21,712
Vessel operating expenses	31,880	34,991	66,593	70,447
General and administrative expenses	6,730	6,542	13,109	13,521
Depreciation and amortization	12,535	12,883	25,570	31,805
Loss on acquisition of land and building	—	1,697	—	1,697
Net gain on sale of long lived assets	(1,624)	(36)	(6,435)	(36)
Other operating expenses	—	—	1,158	—
Operating income	2,320	1,316	12,582	42

Interest expense, net	5,682	5,340	13,301	9,517
Other expense (income), net	(16)	(19)	(29)	(529)
Income (loss) before income taxes	(3,346)	(4,005)	(690)	(8,946)

Provision for income taxes	20	96	377	298
Net income (loss)	(3,366)	(4,101)	(1,067)	(9,244)

Less net income attributable to non-controlling interest	133	100	243	199
Net income (loss) attributable to K-Sea Transportation Partners L.P. unit holders	$(3,499)	$(4,201)	$(1,310)	$(9,443)

Net voyage revenue by trade Coastwise
Total tank vessel days	3,155	3,844	6,879	7,799
Days worked	2,628	3,129	5,795	6,630
Scheduled drydocking days	80	93	167	93
Net utilization	83%	81%	84%	85%
Average daily rate	$14,489	$13,290	$14,659	12,877
Total coastwise net voyage revenue (a)	$38,078	$41,582	$84,951	85,376
Local
Total tank vessel days	1,861	2,068	3,701	4,171
Days worked	1,370	1,582	2,734	3,262
Scheduled drydocking days	—	26	2	60
Net utilization	74%	76%	74%	78%
Average daily rate	$7,557	$7,385	$7,498	$7,295
Total local net voyage revenue (a)	$10,353	$11,683	$20,500	$23,796

Tank vessel fleet
Total tank vessel days	5,016	5,912	10,580	11,970
Days worked	3,998	4,711	8,529	9,892
Scheduled drydocking days	80	119	169	153
Net utilization	80%	80%	81%	83%
Average daily rate	$12,114	$11,307	$12,364	$11,037
Total fleet net voyage revenue (a)	$48,431	$53,265	$105,451	$109,172

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Voyage Revenue and Voyage Expenses

Voyage revenue was $60.1 million for the three months ended December 31, 2010, a decrease of $4.4 million, or 6.8%, as compared to voyage revenue of $64.5 million for the three months ended December 31, 2009.  Voyage expenses were $11.6 million for the three months ended December 31, 2010, a decrease of $0.4 million, or 3.6%, as compared to voyage expenses of $11.2 million for the three months ended December 31, 2009.

Net voyage revenue

Net voyage revenue was $48.4 million for the three months ended December 31, 2010, a decrease of $4.9 million, or 9.2%, as compared to net voyage revenue of $53.3 million for the three months ended December 31, 2009.

In our coastwise trade, net voyage revenue was $38.1 million for the three months ended December 31, 2010, a decrease of $3.5 million, or 8.4%, as compared to $41.6 million for the three months ended December 31, 2009.  Net utilization in our coastwise trade was 83% and 81% for the three months ended December 31, 2010 and 2009, respectively. Net voyage revenue in our coastwise trade decreased by $10.9 million for the three months ended December 31, 2010 primarily due to: (1) a decrease of $4.1 million relating to seven barges which worked in the spot market in the three months ended December 31, 2010 as compared to being on time charters during the three months ended December 31, 2009,  which generally results in lower average daily rates and utilization, (2) a decrease of $3.3 million relating to seven vessels, six of which were retired during the fourth quarter of fiscal 2010 and one which moved from our coastwise trade to our local trade during the first quarter of fiscal 2011, (3) a decrease of $2.3 million relating to four barges, two of which were sold during the fourth quarter of fiscal year 2010 and two of which were sold during the first quarter of fiscal 2011, (4) a decrease of $0.7 million relating to two vessels, one of which began a bareboat charter during the three months ended December 31, 2010 and one of which had lower utilization during the three months ended December 31, 2010 due to a weak demand in the spot market, and (5) a decrease of $0.5 million due to one vessel which was laid up during the quarter ended December 31, 2010.  These decreases were partially offset by an aggregate increase in net voyage revenue in our coastwise trade of $7.4 million relating to: (1) an increase of $5.0 million as a result of an increase in the number of working days for our barges the DBL 185, which began operations in November 2009, the DBL 54, which began operations in March 2010, and the DBL 106, which began operations in April 2010, (2) an increase of $1.7 million due to four vessels, including two vessels which had improved spot market demand and utilization and two barges which were on contract during the three months ended December 31, 2010 and were not on charter for the three months ended December 31, 2009, and (3) an increase of $0.7 million relating to two vessels which were in the shipyard for an extended period during the three months ended December 31, 2009. Coastwise average daily rates increased 9.0% to $14,489 for the three months ended December 31, 2010 from $13,290 for the three months ended December 31, 2009. The increase in rate reflects the positive impact of new-build deliveries and the exclusion of recently retired single hulls, offset by lower rates in the spot market.

Net voyage revenue in our local trade for the three months ended December 31, 2010 decreased by $1.3 million, or 11.1%, to $10.4 million from $11.7 million for the three months ended December 31, 2009. Local net voyage revenue decreased $3.4 million for the three months ended December 31, 2010 due to: (1) a decrease of $1.4 million relating to four barges which worked in the spot market in the three months ended December 31, 2010 as compared to being on time charter for the three months ended December 31, 2009, which generally results in lower average daily rates and utilization, (2) a decrease of $0.8 million for three barges which had lower spot market rates due to weak demand in the black oil spot market, (3) a decrease of $0.9 million due to the retirement of two single hull barges and the sale of two single hull barges during the fourth quarter of fiscal year 2010, and (4) a decrease of $0.3 million relating to one barge which moved to bareboat work during the three months ended December 31, 2010 and therefore its revenue is included in the line-item “other revenue” on the consolidated statement of operations. These decreases were partially offset by an aggregate increase in net voyage revenue in our local trade of $2.0 million relating to: (1) an increase of $1.1 million due to five vessels which had higher utilization during the three months ended December 31, 2010 due to a higher demand in the clean oil and Philadelphia black oil market, (2) an increase of $0.5 million relating to two vessels which were in the shipyard for an extended period during the three months ended December 31, 2009, (3) an increase of $0.2 million relating to one vessel which moved from our coastwise trade to our local trade during the first quarter of fiscal 2011, and (4) an increase of $0.2 million relating to our new-build barge, the DBL 33, which began operations during the three months ended December 31, 2010. Net utilization in our local trade was 74% for the three months ended December 31, 2010, compared to 76% for the three months ended December 31, 2009. Average daily rates in our local trade increased to $7,557 for the three months ended December 31, 2010 from $7,385 for the three months ended December 31, 2009. The increase in the average daily rate for our local trade was positively impacted by the continued retirement of our single hull vessels.

Other Revenue

Other revenue was $3.4 million for the three months ended December 31, 2010 as compared to $4.1 million for the three months ended December 31, 2009.  The decrease of $0.7 million was mainly attributable to a decrease of $0.7 million in towing revenue in our Northeast and Hawaii markets, a decrease of $0.2 million relating to the closing of our waste water treatment facility, a $0.2 million decrease in our Philadelphia lube oil business; partially offset by a $0.4 million increase relating to a barge that started a bareboat charter agreement during the three months ended December 31, 2010.

Vessel Operating Expenses

Vessel operating expenses were $31.9 million for the three months ended December 31, 2010 as compared to $35.0 million for the three months ended December 31, 2009, a decrease of $3.1 million. Vessel labor and related costs for the three months ended December 31, 2010 decreased by $2.0 million, primarily due to a decrease in crew headcount resulting from lower fleet utilization. Other vessel operating costs decreased by $2.4 million for the three months ended December 31, 2010, including: (1) a decrease of $0.6 million relating to vessel supplies and parts due to the initial purchase of supplies and parts for the DBL 185 during the three months ended December 31, 2009 and the sale and lay up of certain of our single hull vessels, (2) a decrease of $0.5 million relating to decreased operating costs for our waste water treatment facility, which was sold during the three months ended December 31, 2010, (3) a decrease of $0.5 million in damages due to the severity of claims that were recorded in the three months ended December 31, 2009, as compared to the severity of claims recorded during the three months ended December 31, 2010, (4) a decrease of $0.5 million in insurance expense primarily due to negotiated lay-up and vessel utilization premium credits for fiscal year 2011 and operating a smaller fleet due to vessels sold during the year ended June 30, 2010 and the first two quarters of fiscal year 2011, and (5) a decrease of $0.3 million in bad debt expense due to an additional reserve that was recorded during the three months ended December 31, 2009. These decreases were partially offset by $1.4 million of aggregate increases attributable to (1) $0.6 million relating to fuel and other costs, (2) $0.4 million in outside charter fees from the lease of a new-build barge and fees incurred relating to amending the financial covenants in various lease agreements, and (3) $0.4 million in tank cleanings due to a barge that changed from black oil to clean oil transportation in order to commence a new contract.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended December 31, 2010, an increase of $0.2 million, or 3.1%, as compared to general and administrative expenses of $6.5 million for the three months ended December 31, 2009.  The $0.2 million increase primarily relates to a $0.1 million increase in medical costs, a $0.05 million increase in general insurance expense and a $0.05 million increase in training costs.

Depreciation and Amortization

Depreciation and amortization was $12.5 million for the three months ended December 31, 2010, a decrease of $0.4 million, or 3.1%, as compared to $12.9 million for the three months ended December 31, 2009.  The decrease is primarily due to the sale of certain single hull vessels and contract costs that became fully amortized during the third quarter of fiscal 2010.

Loss on Acquisition of Land and Building

Loss on acquisition of land and building was $1.7 million for the three months ended December 31, 2009. The loss was a result of the October 2009 exercise of a purchase price option in a lease agreement. The price of the facility was approximately $1.7 million in excess of its fair value resulting in the loss. Fair value was determined based on our consideration of comparable land sales and replacement cost data. The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business.  We ceased operations at the waste water treatment facility and sold the land, building and equipment in December 2010, recognized a gain of $0.6 million and deferred a gain of $1.5 million relating to a note received as part of the sale proceeds. Such deferred gain will be recognized when we receive payment of the note.  For more information please read “Significant Events- Agreements to Sell Non-Core Assets” in Item 2 of this report.

Interest Expense, Net

Net interest expense was $5.7 million for the three months ended December 31, 2010 compared to $5.3 million for the three months December 31, 2009, an increase of $0.4 million.  Net interest expense increased for the three months ended December 31, 2010 compared to December 31, 2009 due to higher margins on certain debt agreements.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate. For the three months ended December 31, 2010, our effective tax rate was a negative 0.6%. Our effective tax rate was a negative 2.4% for the three months ended December 31, 2009.  The change in our effective tax rate for the three months ended December 31, 2010 was primarily a result of an increase in the valuation allowance on deferred tax assets at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on K-Sea Operating Partnership L.P. (the “ Operating Partnership”), plus federal, state, local and foreign corporate income taxes on the taxable income of the Operating Partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $3.4 million for the three months ended December 31, 2010, a change of $0.7 million compared to a net loss of $4.1 million for the three months ended December 31, 2009.  The change resulted from a $1.0 million increase in operating income and a $0.1 million decrease in the provision for income taxes that was partially offset by an increase in interest expense of $0.4 million.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Voyage Revenue and Voyage Expenses

Voyage revenue was $128.3 million for the six months ended December 31, 2010, a decrease of $2.6 million, or 2.0%, as compared to voyage revenue of $130.9 million for the six months ended December 31, 2009.  Voyage expenses were $22.8 million for the six months ended December 31, 2010, an increase of $1.1 million, or 5.1%, as compared to voyage expenses of $21.7 million for the six months ended December 31, 2009. The increase in voyage expenses primarily relates to an increase in the price of fuel for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.

Net voyage revenue

Net voyage revenue was $105.5 million for the six months ended December 31, 2010, a decrease of $3.7 million, or 3.4%, as compared to net voyage revenue of $109.2 million for the six months ended December 31, 2009.

In our coastwise trade, net voyage revenue was $85.0 million for the six months ended December 31, 2010, a decrease of $0.4 million, or 0.5%, as compared to $85.4 million for the six months ended December 31, 2009.  Net utilization in our coastwise trade was 84% and 85% for the six months ended December 31, 2010 and 2009, respectively. Net voyage revenue in our coastwise trade decreased by $20.1 million relating to: (1) a decrease of $8.8 million relating to seven barges which worked in the spot market in the six months ended December 31, 2010 as compared to being on time charters during the six months ended December 31, 2009, which generally results in lower average daily rates and utilization, (2) a decrease of $4.9 million relating to four barges, two of which were sold during the fourth quarter of fiscal year 2010 and two of which were sold during the first quarter of fiscal 2011, (3) a decrease of $4.1 million relating to four vessels, three of which were retired during the fourth quarter of fiscal 2010 and one of which moved from our coastwise trade to our local trade during the first quarter of fiscal 2011, (4) a decrease of $0.9 million due to one vessel which was laid up during the six months ended December 31, 2010, (5) a decrease of $0.8 million relating to one vessel which moved to bareboat activities during the six months ended December 31, 2010, (6) a decrease of $0.3 million relating to one vessel which had a decrease in demand in the spot market, and (7) a decrease of $0.3 million relating to two vessels which were in the shipyard for extended periods during the six months ended December 31, 2010.  These aggregate decreases were partially offset by aggregate increases of $19.6 million for the six months ended December 31, 2010, primarily due to: (1) an increase of $11.1 million as a result of an increase in the number of working days for our barges the DBL 185, which began operations in November 2009, the DBL 54, which began operations in March 2010, and the DBL 106, which began operations in April 2010, (2) an increase of $3.5 million due to six barges which were on short-term charter related to the clean-up efforts in the Gulf of Mexico during the six months ended December 31, 2010, (3) an increase of $4.6 million relating to eight vessels, including four vessels which had improved spot market demand and utilization, two vessels which had improved contract rates resulting from annual rate escalations and two barges which were on contract during the six months ended December 31, 2010 and were not on charter for the six months ended December 31, 2009, and (4) an increase of $0.4 million relating to two vessels which were in the shipyard for extended periods during the six months ended December 31, 2009.  Coastwise average daily rates increased 13.8% to $14,659 for the six months ended December 31, 2010 from $12,877 for the six months ended December 31, 2009.  The increase in the average daily rate for our coastwise trade was positively impacted by the vessels deployed in the Gulf of Mexico for the BP clean-up operations. The commencement of operations for the new-build DBL 185, DBL 106 and DBL 54 also contributed to the increase.

Net voyage revenue in our local trade for the six months ended December 31, 2010 decreased by $3.3 million, or 13.9%, to $20.5 million from $23.8 million for the six months ended December 31, 2009. Local net voyage revenue decreased $6.6 million for the six months ended December 31, 2010 due to: (1) a decrease of $2.6 million relating to four barges which worked in the spot market in the six months ended December 31, 2010 as compared to being on time charter for the six months ended December 31, 2009, which generally results in lower average daily rates and utilization, (2) a decrease of $1.7 million due to the retirement of two single hull barges and the sale of two single hull barges during the fourth quarter of fiscal year 2010, (3) a decrease of $1.3 million for three barges which had lower spot market rates due to weak demand in the black oil spot market, and (4) a decrease of $1.0 million relating to one barge which moved to bareboat work during the six months ended December 31, 2010 and therefore its revenue is included in the line-item “other revenue” on the consolidated statement of operations. These decreases were partially offset by an aggregate increase in net voyage revenue in our local trade of $3.3 million relating to: (1) an increase of $1.4 million due to two vessels which were in the shipyard for extended periods during the six months ended December 31, 2009, (2) an increase of $1.0 million relating to one vessel which moved from our coastwise trade to our local trade during the first quarter of fiscal 2011, (3) an increase of $0.8 million due to three vessels which had improvement in demand in the Northeast clean oil spot market during the six months ended December 31, 2010, and (4) an increase of $0.2 million due to one new-build barge, the DBL 33, which began operations during the three months ended December 2010. Net utilization in our local trade was 74% for the six months ended December 31, 2010 compared to 78% for the six months ended December 31, 2009. Average daily rates in our local trade increased to $7,498 for the six months ended December 31, 2010 from $7,295 for the six months ended December 31, 2009. The increase in the average daily rate for our local trade was positively impacted by the continued retirement of our single hull vessels.

Other Revenue

Other revenue was $7.1 million for the six months ended December 31, 2010 as compared to $8.3 million for the six months ended December 31, 2009.  The decrease of $1.2 million was mainly attributable a decrease of $1.6 million in towing revenue in our Northeast and Hawaiian markets, a decrease of $0.3 million relating to the closing of our waste water treatment facility, a $0.4 million decrease in our Philadelphia lube oil business, partially offset by a $1.0 million increase relating to two barges that started bareboat charter agreements during the six months ended December 31, 2010.

Vessel Operating Expenses

Vessel operating expenses were $66.6 million for the six months ended December 31, 2010 as compared to $70.4 million for the six months ended December 31, 2009, a decrease of $3.8 million. Vessel labor and related costs for the six months ended December 31, 2010 decreased $3.2 million, primarily due to a decrease in crew headcount resulting from lower utilization. Other vessel operating costs decreased by approximately $2.7 million for the six months ended December 31, 2010, including: (1) a decrease of $1.0 million in insurance expense primarily due to negotiated lay-up and vessel utilization premium credits for fiscal year 2011 and operating a smaller fleet due to vessels sold during the year ended June 30, 2010 and the first two quarters of the fiscal year 2011, (2) a decrease of $0.7 million relating to decreased operating costs for our waste water treatment facility which was sold during the six months ended December 31, 2010, (3) a decrease of $0.4 million in vessel supplies and parts primarily due to the initial purchase of supplies for the DBL 185 during the six months ended December 31, 2009, (4) a decrease of $0.3 million in bad debt expense related to an additional reserve that was recorded during the six months ended December 31, 2009 that was not recorded during the six months ended December 31, 2010, and (5) a decrease of $0.3 million in repairs. These decreases were partially offset by $2.1 million of aggregate increases attributable to (1) $0.9 million relating to fuel and other costs, (2) $0.8 million in outside charter fees from the lease of a new-build barge and fees incurred relating to amending the financial covenants in various lease agreements, and (3) $0.4 million in tank cleaning due to a barge that changed from black oil to clean oil transportation in order to commence a new contract.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the six months ended December 31, 2010, a decrease of $0.4 million, or 3.0%, as compared to general and administrative expenses of $13.5 million for the six months ended December 31, 2009. The $0.4 million decrease includes a $0.2 million decrease in labor and related costs due to a reduction in head count and a $0.2 million decrease in amortized stock compensation costs.

Depreciation and Amortization

Depreciation and amortization was $25.6 million for the six months ended December 31, 2010, a decrease of $6.2 million, or 19.5%, as compared to $31.8 million for the six months ended December 31, 2009.  The decrease is primarily due to a $5.9 million impairment charge relating to certain single hull vessels recorded for the six months ended December 31, 2009 and due to the sale of vessels during fourth quarter of fiscal year 2010 and the first two quarters of fiscal year 2011.

Loss on Acquisition of Land and Building

Loss on acquisition of land and building was $1.7 million for the six months ended December 31, 2009. The loss was a result of the October 2009 exercise of a purchase price option in a lease agreement. The price of the facility was approximately $1.7 million in excess of its fair value, which resulted in the loss. Fair value was determined based on our consideration of comparable land sales and replacement cost data. The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business. We ceased operations at the waste water treatment facility and sold the land, building and equipment in December 2010, recognized a gain of $0.6 million and deferred a gain of $ 1.5 million relating to a note received as part of the sale proceeds. Such deferred gain will be recognized when we receive payment of the note. For more information please read “Significant Events- Agreements to Sell Non-Core Assets” in Item 2 of this report.

Interest Expense, Net

Net interest expense was $13.3 million for the six months ended December 31, 2010 compared to $9.5 million for the six months December 31, 2009, an increase of $3.8 million.  Net interest expense increased for the six months ended December 31, 2010 compared to December 31, 2009, primarily due to a $1.1 million decrease in capitalized interest relating to the completion of our newbuild program and higher margins on certain debt agreements relating from amending our Revolving Loan Agreement and a term loan facility.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate.  For the six months ended December 31, 2010, our effective tax rate was negative 54.6%.  Our effective tax rate was negative 3.3% for the six months ended December 31, 2009.  The change in our effective tax rate for the six months ended December 31, 2010, was primarily a result of an increase in the valuation allowance on deferred tax assets at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on the Operating Partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the Operating Partnership’s corporate subsidiaries

Net Income (Loss)

Net loss was $1.1 million for the six months ended December 31, 2010, a change of $8.1 million compared to a net loss of $9.2 million for the six months ended December 31, 2009.  The change resulted from a $12.6 million increase in operating income (which includes a gain on disposal of long lived assets of $6.4 million) that was partially offset by an increase in interest expense of $3.8 million, a $0.5 million decrease in other income, and an increase of $0.1 million in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $18.4 million for the six months ended December 31, 2010, an increase of $0.3 million, compared to $18.1 million for the six months ended December 31, 2009.  The increase in net cash provided by operating activities of $0.3 million resulted from a $1.3 million positive impact from changes in assets and liabilities and a $3.6 million decrease in drydocking payments. These aggregate increases of $4.9 million were partially offset by a $4.6 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization).  During the six months ended December 31, 2010, our working capital decreased, thereby increasing cash flow, primarily due to a decrease in accounts receivable mainly resulting from an acceleration of collection activity, which was partially offset by an increase in prepaid expenses and other current assets.  During the six months ended December 31, 2009, our working capital increased, thereby decreasing cash flow, primarily due to an increase in accounts receivable and a decrease in accounts payable as a result of the timing of payments.

Investing Cash Flows

Net cash provided by investing activities totaled $10.3 million for the six months ended December 31, 2010, compared to $32.2 million used for investing activities during the six months ended December 31, 2009.  Proceeds on the sale of long-lived assets for the six months ended December 31, 2010 aggregated $18.9 million and primarily consisted of the sale of three barges, two tug boats and our waste water treatment facility. Tank vessel construction for the six months ended December 31, 2010 aggregated $6.6 million and included progress payments on the construction of two 30,000-barrel tank barges. Capital expenditures of $2.5 million for the six months ended December 31, 2010 consisted primarily of coupling tugboats to our newbuild tank barges and tank barge modifications.  Collections on notes receivable from the purchasers of one vessel sold in fiscal year 2009 was $0.5 million for the six months ended December 31, 2010. Tank vessel construction in the six months ended December 31, 2009 aggregated $27.2 million and included progress payments on the construction of one 185,000-barrel articulated tug-barge unit and one 100,000-barrel tank barge. Capital expenditures of $2.3 million for the six months ended December 31, 2009 consisted primarily of coupling tugboats to our newbuild tank barges.  Approximately $4.2 million of cash used for investing activities for the six months ended December 31, 2009 pertained to the purchase of land and a building associated with our waste water treatment operations in Norfolk, Virginia.  Collections on notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $1.3 million for the six months ended December 31, 2009.

Financing Cash Flows

Net cash used in financing activities was $25.8 million for the six months ended December 31, 2010 compared to $12.7 million of net cash provided by financing activities for the six months ended December 31, 2009. The primary financing activities for the six months ended December 31, 2010 were $100.0 million in gross proceeds ($96.1 million net proceeds after payment of commissions and other transaction costs) from the issuance of 18,416,206 Preferred Units in September 2010, the net repayment of $96.7 million of credit agreement borrowings, the repayment of $21.9 million of term loan borrowings, an aggregate $6.3 million paid in financing costs and a $1.0 million distribution to non-controlling interest. The primary financing activities for the six months ended December 31, 2009 were $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 new common units in August 2009, $11.6 million in proceeds from the issuance of long-term debt and the repayment of $24.6 million of credit agreement borrowings, net with a portion of the equity offering proceeds. We also made $21.0 million in distributions to partners as described under “—Payment of Distributions” below, and were required to deposit $3.1 million as additional collateral for a term loan.

Payment of Distributions

The board of directors of K-Sea General Partner GP LLC declared a quarterly cash distribution to unit holders of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to unit holders of record on August 10, 2009. The board of directors of K-Sea General Partner GP LLC declared a quarterly cash distribution to unit holders of $0.45 per unit in respect of the quarter ended September 30, 2009, which was paid on November 16, 2009 to unit holders of record on November 9, 2009.

On October 29, 2010, the board of directors of K-Sea General Partner GP LLC declared a quarterly paid-in-kind (“PIK”) distribution of $0.18326 per Preferred Unit in respect of the quarter ended September 30, 2010. Such PIK distribution was prorated for the number of days between the Preferred Unit issuance dates (September 10, 2010 and September 16, 2010) and the quarter end date of September 30, 2010. Based on the applicable Series A Adjusted Issue Price (as such term is defined by the Restated Partnership Agreement) of $5.43 per Preferred Unit, 135,793 Preferred Units were issued on November 14, 2010.  On January 27, 2011 a PIK distribution of $0.18326 per Preferred Unit was declared with respect to the quarter ended December 31, 2010. Such distribution approximated $3.4 million. Based on the current Series A Adjusted Issue Price of $5.43 used to calculate the number of units to be issued, 626,130 Preferred Units are to be issued no later than February 14, 2011.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single hull vessels based on their age and size.  At December 31, 2010, approximately 98% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.  We estimate that, over the next five years, we will spend an average of approximately $21.4 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $18.5 million in fiscal 2011. In addition, we anticipate that we will spend $0.7 million annually for other general maintenance capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

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

	Six months ended December 31,
	2010	2009
Maintenance capital expenditures	$6,240	$10,122
Expansion capital expenditures (including acquisitions)	2,320	6,127
Total capital expenditures	$8,560	$16,249
Construction of tank vessels	$6,637	$27,238

During fiscal year 2010, we took delivery of the following newbuild vessels: in October 2009, one 185,000-barrel articulated tug-barge (“ATB”) unit, the DBL 185, and in April 2010, one 100,000-barrel tank barge, the DBL 106.  These tank barges cost in the aggregate, $101.8 million. In March 2010, we took delivery of a 50,000 barrel tank barge leased from a shipyard, the DBL 54. We have long term contracts with customers for each of these vessels.

During the six months ended December 31, 2010 we took delivery of the following newbuild vessels: in July 2010, one 30,000-barrel tank barge, the DBL 33, and in August 2010, one 30,000-barrel tank barge, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6.8 million. We have a long term contract with a customer relating to the DBL 33. The Partnership expects to take delivery of a 50,000 barrel tank barge in the third quarter of fiscal 2011 under a lease from a shipyard.

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

We believe that cash flows from operations and borrowings under our revolving loan and credit agreements, described under “—Revolving Loan and Credit Agreements” below, will be sufficient to meet our liquidity needs for the next 12 months.  Our Revolving Loan Agreement expires on July 1, 2012.  We are currently evaluating refinancing opportunities.

Credit Agreements

Revolving Loan and Credit Agreements

On August 31, 2010, the Operating Partnership entered into an amendment (the “Revolver Amendment”) to its revolving loan agreement to, among other things, (1) reduce the revolving lenders’ commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA ratios and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date and (4) allow us to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. Due to the reduction in the borrowing capacity of the Revolving Loan Agreement, we recorded an expense of $0.5 million for the six months ended December 31, 2010,  relating to the unamortized deferred financing costs associated with the revolving loan agreement prior to its August 2010 amendment.  Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1.2 million and other transaction costs of $0.8 million. Both the $1.1 million of remaining unamortized deferred financing costs of the revolving loan agreement prior to its August 2010 amendment, as well as the $2.0 million of fees and transaction costs incurred relating to the Revolver Amendment, are reflected as deferred financing costs in the consolidated balance sheet and are being amortized over the remaining term of the Revolving Loan Agreement, which expires July 1, 2012.

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

Borrowings under the Revolving Loan Agreement bear interest at a rate per annum equal, at the Operating Partnership’s option, to (a) the greater of the prime rate, the federal funds rate plus 0.5% or 1% above the 30-day LIBOR (a “base rate loan”) or (b) the 30-day LIBOR, in each case plus a margin based upon the ratio of total funded debt to EBITDA, as defined in the Revolving Loan Agreement. We also incur commitment fees, payable quarterly, on the unused amounts under this facility.  The following table summarizes the applicable margins under the Revolving Loan Agreement:

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

Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement. As of December 31, 2010, borrowings outstanding under the Revolving Loan Agreement amounted to $42.3 million at the LIBOR rate and $5.5 million at the base rate.

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

We also had a separate $4.0 million revolver with a commercial bank to support our daily cash management. Advances under this facility bore interest at a 30-day LIBOR plus a margin ranging from 1.4% to 4.25%. This facility expired at December 31, 2010. The outstanding balance on this revolver at June 30, 2010 was $0.

Term Loans

Term loans outstanding at December 31, 2010 and June 30, 2010 were as follows. Descriptions of these borrowings are included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010:

	December 31, 2010	June 30, 2010
	(in thousands)
Term loans due:
May 1, 2012	$—	$1,772
October 1, 2012	—	1,622
December 31, 2012	7,138	7,530
January 1, 2013	—	11,318
April 30, 2013	12,107	12,750
May 1, 2013	60,779	63,143
June 1, 2014	15,241	15,966
July 1, 2015	24,207	24,920
November 1, 2015	5,057	5,244
November 4, 2016	54,514	56,057
February 28, 2018	4,765	4,893
April 1, 2018	3,806	3,905
May 1, 2018	14,535	14,914
August 1, 2018	13,566	14,451
	215,715	238,485
Less current portion	16,481	19,024
	$199,234	$219,461

On August 31, 2010, we entered into an amendment (“ATB Amendment”) which amends the ATB Loan, (as amended, the “ATB Agreement”). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the August 31, 2010 outstanding principal balance of $55.3 million be paid along with certain other creditor costs. Total creditor fees relating to the amendment of $0.3 million were recorded as deferred financing fees and are being amortized over the remaining term of the agreement which expires in November 2016. At December 31, 2010, borrowings outstanding under the ATB Agreement were $54.5 million.

On October 15, 2010, we paid off a term loan in the amount of $1.5 million. In connection with the prepayment of the loan, the swap agreement associated with the loan was terminated at a cost of $0.06 million and is included in the line-item “interest expense, net” for the three and six months ended December 31, 2010 in the consolidated statement of operations.

On November 10, 2010, we prepaid a Canadian term loan in the amount of $11.5 million and incurred breakage fees of $0.2 million, which is included in the line item “interest expense, net” in the consolidated statement of operations for the three and six months ended December 31, 2010.  In connection with the payment of the loan, we recorded an expense of $0.03 million for the three and six months ended December 31, 2010 relating to the write-off of unamortized deferred financing costs associated with the loan.

The weighted average interest rate on term loans as of December 31, 2010 and June 30, 2010 were 6.5% and 6.3%, respectively.

Other amendments

On August 31, 2010 a bareboat charter (lease) agreement, dated as of June 23, 2009, was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the “New Lessor”). We were required to pay the original lessor a termination fee of $0.7 million. Both the $0.7 million termination fee and unamortized deferred lease expenses of $0.5 million were expensed and are included in the line-item “other operating expenses” for the six months ended December 31, 2010 in the consolidated statement of operations. We entered into an eight year bareboat charter agreement with the New Lessor, which requires monthly lease payments of approximately $0.1 million.

On August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. In connection with the consents, we incurred fees of $0.2 million, which were expensed and are included in the line-item “vessel operating expenses” for the six months ended December 31, 2010 in the consolidated statement of operations.

Restrictive Covenants

The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any cash distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and require that we maintain a minimum liquidity of $17.5 million and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require us to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.333 to 1.00 at June 30, 2010 and at least 1.50 to 1.00 at September 30, 2010 and thereafter, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of December 31, 2010 and June 30, 2010 we were in compliance with all of our financial and debt covenants. As of December 31, 2010 our asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 4.34 to 1.00, 1.00 to 1.00 and 4.56 to 1.00, respectively.  As of June 30, 2010 our asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 1.48 to 1.00, 1.04 to 1.00 and 5.86 to 1.00, respectively.

Preferred Unit Investment

On September 10, 2010, we issued 15,653,775 Series A Preferred Units to KA First Reserve in exchange for $85.0 million. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred Units for $15.0 million, following clearance of a Hart-Scott-Rodino review. The Preferred Units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred Units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit.  Commencing with the quarter ended September 30, 2010 and through the earlier of the quarter ended June 30, 2012 or when we resume cash distributions on our common units, such distributions will be payment-in-kind distributions. We have an option to force the conversion of the Preferred Units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units. The Preferred Units were priced at $5.43 per unit, which represented a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the Preferred Units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction. On November 14, 2010, we issued 135,793 Preferred Units to KA First Reserve with respect to the quarter ended September 30, 2010. On January 27, 2011, we declared a PIK distribution of 626,130 Preferred Units.

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

We are also subject to deductibles with respect to our insurance coverage that range from $10,000 to $250,000 per incident and provide on a current basis for estimated payments thereunder.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2010.

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

Forward-looking Statements

Statements included in this Form 10-Q that are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In addition, we may from time to time make other oral or written statements that are also forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of December 31, 2010 approximately $174.6 million of our long term debt bore interest at fixed interest rates ranging from 5.85% to 9.83%.  Borrowings under our Revolving Loan Agreement and certain other term loans, totaling $88.9 million at December 31, 2010, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of December 31, 2010, a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.9 million annually.

As of December 31, 2010, we had three interest rate swap contracts relating to term loans that expire during the period from May 2013 to August 2018, concurrently with the hedged term loans. As of December 31, 2010, the total notional amount of the three receive-variable/pay-fixed interest rate swaps was $128.9 million.  These three interest rate contracts have fixed interest rates, including applicable margins, ranging from 6.63% to 9.83%.  As of December 31, 2010, we were paying a weighted average fixed rate of 8.00% (including applicable margins), and we were receiving a weighted average variable rate of 3.07%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  Our interest rate swap contracts have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income (loss) as required by the FASB Codification standards relating to hedging.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4. Controls and Procedures.

(a)                      Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b)                     Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3.  Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the SEC on September 13, 2010.

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

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: February 9, 2011			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011			By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal Financial and Accounting Officer)