Form 10-Q
period 2011-03-31
K-SEA TRANSPORTATION PARTNERS LP
filed 2011-05-09
CIK 1178575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

At May 9, 2011, the number of the issuer’s outstanding common units was 19,160,394.

K-SEA TRANSPORTATION PARTNERS L.P.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I      FINANCIAL INFORMATION

Item 1.        Financial Statements

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

	March 31, 2011	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$875	$1,896
Accounts receivable, net	27,049	33,206
Deferred income taxes	1,583	1,649
Prepaid expenses and other current assets	20,100	18,857
Total current assets	49,607	55,608

Vessels and equipment, net	575,694	604,197
Construction in progress	—	730
Deferred financing costs, net	3,491	3,227
Other assets	30,046	32,869
Total assets	$658,838	$696,631

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current portion of long-term debt	$16,601	$19,024
Accounts payable	18,381	15,720
Accrued expenses and other current liabilities	30,351	33,607
Deferred revenue	7,789	12,005
Total current liabilities	73,122	80,356

Term loans	195,035	219,461
Credit line borrowings	45,300	144,450
Other liabilities	10,342	13,869
Deferred income taxes	3,813	3,486
Total liabilities	327,612	461,622

Commitments and contingencies

Partners’ capital:
General partner’s capital (deficit)	(135)	1,223
Limited partners’ capital:
Preferred Units (19,178,120 and 0 Preferred Units issued and outstanding at March 31, 2011 and June 30, 2010, respectively)	107,652	—
Common units (19,160,394 and 19,127,411 common units issued and outstanding at March 31, 2011 and at June 30, 2010, respectively)	230,716	247,193
Accumulated other comprehensive loss	(12,231)	(17,996)
Total K-Sea Transportation Partners L.P. unit holders’ capital	326,002	230,420
Non-controlling interest	5,224	4,589
Total partners’ capital	331,226	235,009
Total liabilities and partners’ capital	$658,838	$696,631

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Voyage revenue	$59,325	$56,177	$187,584	$187,061
Other revenue	3,979	3,406	11,105	11,710
Total revenues	63,304	59,583	198,689	198,771

Voyage expenses	13,180	11,872	35,988	33,584
Vessel operating expenses	30,003	31,917	96,596	102,364
General and administrative expenses	7,149	6,702	20,258	20,223
Depreciation and amortization	12,144	14,389	37,714	46,194
Loss on acquisition of land and building	—	—	—	1,697
Net gain on sale of long-lived assets	(2,368)	—	(8,803)	(36)
Other operating expenses	2,869	—	4,027	—
Total operating expenses	62,977	64,880	185,780	204,026

Operating income (loss)	327	(5,297)	12,909	(5,255)

Interest expense, net	4,750	6,283	18,051	15,800
Other expense (income), net	1,313	2	1,284	(527)

Income (loss) before income taxes	(5,736)	(11,582)	(6,426)	(20,528)

Provision for (benefit of) income taxes	55	(274)	432	24
Net income (loss)	(5,791)	(11,308)	(6,858)	(20,552)
Less net income attributable to non-controlling interest	129	98	372	297
Net income (loss) attributable to K-Sea Transportation Partners L.P. unit holders (“net income (loss) of K-Sea”)	$(5,920)	$(11,406)	$(7,230)	$(20,849)

Allocation of net income (loss) of K-Sea:
General partner’s interest in net income (loss) of K-Sea	$(99)	$(120)	$(156)	$(219)

Limited partners’ interest in net income (loss) of K-Sea
Preferred Unit holders	3,515	—	7,652	—
Common unit holders	(9,336)	(11,286)	(14,726)	(20,630)
Total limited partners’ interest in net income (loss) of K-Sea	(5,821)	(11,286)	(7,074)	(20,630)
Net income (loss) of K-Sea	$(5,920)	$(11,406)	$(7,230)	$(20,849)

Basic net income (loss) of K-Sea per unit	$(0.49)	$(0.59)	(0.77)	(1.10)

Diluted net income (loss) of K-Sea per unit	$(0.49)	$(0.59)	(0.77)	(1.10)

Weighted average units outstanding - basic	19,195	19,191	19,193	18,674
Weighted average units outstanding - diluted	19,195	19,191	19,193	18,674

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

			Limited Partners				Accumulated Other Comprehensive	K-Sea	Non-
	General Partner		Preferred		Common		Income (Loss)	Unit holders’	controlling
	Units	$	Units	$	Units	$	“AOCI”	Capital	Interests	TOTAL
Balance at June 30, 2010	202	$1,223	—	—	19,127	$247,193	$(17,996)	$230,420	$4,589	$235,009

Revision of distribution between limited partner common units and general partner (see note 1)		(1,202)				1,202

Issuance of Preferred Units, net of transaction costs of $3,881			18,416	$100,000		(3,881)		96,119		96,119

Net (loss) income		(156)		7,652		(14,726)		(7,230)	372	(6,858)

Distribution to Preferred Unit holders				(4,137)				(4,137)		(4,137)

Preferred Units distribution, in lieu of cash distribution			762	4,137				4,137		4,137

Amortization of restricted unit awards under long-term incentive plan, net of common units issued of $1,174					33	928		928		928

Capital contribution by non-controlling interest									1,460	1,460

Cash distributions to non-controlling interests									(1,197)	(1,197)

Fair market value adjustment for interest rate swap, net of taxes of $66							4,739	4,739		4,739

Reclassification of loss on interest rate swap from AOCI to interest expense due to termination of underlying term loan							557	557		557

Foreign currency translation gain							469	469		469

Balance at March 31, 2011	202	$(135)	19,178	$107,652	19,160	$230,716	$(12,231)	$326,002	$5,224	$331,226

The accompanying notes are an integral part of these consolidated financial statements.

K-SEA TRANSPORTATION PARTNERS L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,858)	$(20,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,627	47,596
Payment of drydocking expenditures	(9,919)	(15,460)
Loss on termination of operating lease	1,158	—
Loss on ownership interest in mutual insurance association	1,119	—
Change in provision for loss on cancellation of contract	—	(500)
Provision for doubtful accounts	125	261
Deferred income taxes	327	(64)
Net gain on sale of vessels and equipment	(6,850)	(36)
Net gain on sale of land and building	(1,953)	—
Loss on acquisition of land and building	—	1,697
Restricted unit compensation costs	928	877
Other	(26)	(37)
Changes in assets and liabilities:
Accounts receivable	6,032	2,854
Prepaid expenses and other current assets	(1,319)	1,539
Other assets	(550)	(900)
Accounts payable	2,692	7,370
Accrued expenses and other current liabilities	(1,658)	(854)
Deferred revenue	(4,216)	(4,238)
Net cash provided by operating activities	18,659	19,553
Cash flows from investing activities:
Construction of tank vessels	(6,770)	(37,513)
Other capital expenditures	(3,386)	(3,058)
Acquisition of land and building	—	(4,242)
Net proceeds on sale of vessels and equipment	17,790	197
Net proceeds on sale of land and building	3,120	—
Collection of notes receivable from sales of long lived assets	1,974	1,557
Net cash provided by (used in) investing activities	12,728	(43,059)
Cash flows from financing activities:
Proceeds from credit line borrowings	7,652	155,159
Repayment of credit line borrowings	(106,802)	(165,815)
Gross proceeds from common unit equity offering	—	62,132
Gross proceeds from Preferred Unit sale	100,000	—
Proceeds from long-term debt borrowings	—	11,577
Payment of term loans	(25,996)	(12,308)
Payment of additional collateral	—	(3,077)
Financing costs paid—common unit equity offering	—	(2,965)
Financing costs paid—Preferred Unit sale	(3,881)	—
Financing costs paid—debt borrowings	(2,184)	(1,694)
Distributions to non-controlling interest	(1,197)	(243)
Distributions to partners	—	(20,965)
Net cash (used in) provided by financing activities	(32,408)	21,801
Cash and cash equivalents:
Net decrease	(1,021)	(1,705)
Balance at beginning of period	1,896	1,819
Balance at end of period	$875	$114
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,399	$13,697
Income taxes	$8	$58
Supplemental disclosure of non-cash investing and financing activities:
Distribution of common units to the general partner	$—	$1,202
Issuance of common units under the long-term incentive plan	$1,174	$1,291
Issuance of Preferred Units in lieu of a cash distribution	$4,137	$—
Assumption of joint venture debt by non-controlling interest	$1,460	$—

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

The Partnership’s general partner, K-Sea General Partner L.P. (“GP”), held 202,447 general partner units as of March 31, 2011, representing a 0.53% general partner interest in the Partnership, as well as a 100% equity interest in K-Sea IDR Holdings LLC (“IDR Holdings”), a Delaware limited liability company that owns the incentive distribution rights (“IDRs”) in the Partnership.  IDRs represent the right to receive an increasing percentage of cash distributions after certain target distribution levels have been achieved.  The target distribution levels entitle the holder of the IDRs to receive 13% of total quarterly cash distributions in excess of $0.55 per unit until all unit holders have received $0.625 per unit, 23% of total quarterly cash distributions in excess of $0.625 per unit until all unit holders have received $0.75 per unit, and 48% of total quarterly cash distributions in excess of $0.75 per unit.  As of March 31, 2011, there were 38,338,514 limited partner units outstanding comprised of 19,178,120 Series A Preferred Units (“Preferred Unit”) (see note 5) and 19,160,394 common units.

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

In September 2010, the Partnership issued 18,416,206 Preferred Units to KA First Reserve, LLC (“KA First Reserve”), a partnership between First Reserve and Kayne Anderson Capital Advisors. Commencing with the quarter ended on September 30, 2010, the holders of the Preferred Units as of an applicable record date are entitled to receive quarterly distributions in an amount equal to $0.18326 per outstanding Preferred Unit, to be paid within forty five days after the end of each quarter.  Annualized quarterly distributions of $0.73304 per Preferred Unit are 13.5% of the Preferred Unit issue price of $5.43.  The Preferred Units will receive payment-in-kind (“PIK”) distributions through the earlier of the quarter ended June 30, 2012, or when the Partnership resumes cash distributions on its common units. While the quarterly distribution is $0.18326 per outstanding Preferred Unit and reflected at such amount for the purpose of the allocation of net income (loss) of K-Sea (see note 2), the PIK distribution is recorded at its fair value based on the closing price of the common unit on the day prior to the distribution declaration. The Preferred Units are convertible at any time, in whole or in part, upon the request of the Series A Preferred Unit holder at a Conversion Rate of one common unit for one Preferred Unit, subject to adjustment of the Conversion Rates for items defined in the Restated Partnership Agreement.

Merger Agreement

On March 13, 2011, the Partnership executed an agreement and plan of merger (“Merger Agreement”) by and among the Partnership, GP, IDR Holdings, K-Sea General Partner GP LLC (“GP LLC”), a Delaware limited liability company that is the sole general partner of GP, Kirby Corporation, a Nevada corporation (“Kirby”) and certain wholly owned subsidiaries of Kirby, including KSP Merger Sub LLC, a Delaware limited liability company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership surviving the Merger as a  wholly owned subsidiary of Kirby.

If the Merger Agreement is approved by the Partnership’s unitholders and the Merger is completed, each issued and outstanding common unit of K-Sea and each phantom unit granted under the K-Sea Transportation Partners L.P. Long-Term Incentive Plan (including, subject to approval by the Partnership’s unitholders, phantom units granted under the Amended and Restated K-Sea Transportation Partners L.P. Long-Term Incentive Plan) will be converted into the right to receive, at the election of the holder, either (a) $8.15 in cash, without interest, or (b) $4.075 in cash, without interest, and 0.0734 of a share of Kirby common stock.  Each outstanding Preferred Unit will be converted into the right to receive $4.075 in cash, without interest, and 0.0734 of a share of Kirby common stock.  In addition, each outstanding general partner unit will be converted into the right to receive $8.15 in cash, without interest, and the incentive distribution rights of K-Sea, which are owned by IDR Holdings, will be converted into the right to receive $18,000 in cash.

During the period from March 13, 2011 until the effective date or termination of the Merger Agreement, the Partnership is prohibited, without the prior written consent of Kirby, which shall not be unreasonably withheld, from certain activities including, among others, (i) declaring or paying any distributions in the form of cash, equity or property in respect of any equity interests other than the Series A Preferred Unit quarterly distribution in cash in lieu of “payment-in-kind” distributions on the Preferred Units, or split, combine or reclassify any of their equity interests, or repurchase, redeem or otherwise acquire, directly or indirectly any of their equity interests, (ii) granting of any options, equity interest appreciation rights or other equity based awards, (iii) selling or otherwise disposing of any of its material properties or assets, (iv) incurring any indebtedness, except in the ordinary course of business consistent with past practice if such indebtedness would not result in total indebtedness of the Partnership as of the closing date of the merger, exceeding the Target Debt Cap as defined in the Merger Agreement, and (v) making any capital expenditures, other than drydocking capital expenditures, except in the ordinary course of business consistent with past practice in amounts that do not exceed $3,000 individually or $6,000 in the aggregate.

The Merger Agreement is subject to customary closing conditions, including, among other things, (i) approval by the affirmative vote of holders of a majority of the Partnership’s common units and Preferred Units voting together as a single class, (ii) approval by the affirmative vote of the holders of a majority of the Partnership’s Preferred Units voting separately as a class, (iii) receipt of applicable regulatory approvals, (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of Kirby’s common stock in connection with the Merger and (v) approval for listing of the shares of Kirby common stock to be issued in connection with the Merger on the New York Stock Exchange. On April 13, 2011, the Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On March 13, 2011, KA First Reserve, LLC, EW Transportation LLC, EW Transportation Corp. and EW Holdings Corp. each entered into support agreements (“Support Agreements”) with Kirby and certain of its subsidiaries, pursuant to which they agreed to support the Merger by, among other things, voting their Preferred Units and common units in favor of the Merger and subject to certain limitations against any alternative transaction.  The Support Agreements will automatically terminate if the Merger Agreement is terminated.  In addition, these unitholders may terminate the Support Agreements in the event the board of GP LLC changes its recommendation of the transaction.  These entities currently hold all of K-Sea’s outstanding Preferred Units and approximately 59.9% of the outstanding common units (including the Preferred Units on an as-converted basis), which is a sufficient number of units to approve the Merger.

The Partnership has recorded a charge of $1,750 in the line-item “other operating expenses” for costs relating to the merger, which include financial advisor, attorney, and other professional fees and expenses incurred by the Partnership.

Distributions

On October 29, 2010 a distribution of $0.18326 per Preferred Unit was declared for the quarter ended September 30, 2010. Such distribution was prorated for the number of days between the Preferred Unit issuance dates of September 10, 2010 and September 16, 2010, and September 30, 2010, as applicable and approximated $737. Based on the Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43 used to calculate the number of units to be issued, 135,793 Preferred Units were issued on November 14, 2010 as a PIK distribution.

On January 27, 2011 a distribution of $0.18326 per Preferred Unit was declared for the quarter ended December 31, 2010. Such distribution approximated $3,400.  Based on the Series A Adjusted Issue Price of $5.43 used to calculate the number of units to be issued, 626,121 Preferred Units were issued on February 14, 2011 as a PIK distribution.

As required by the Restated Partnership Agreement, a distribution has been calculated in respect of the quarter ended March 31, 2011 based on the Series A distribution rate of $0.18326 multiplied by 19,178,120 (the number of outstanding Preferred Units as of March 31, 2011).  Based on the Series A Adjusted Issue Price of $5.43 per Preferred Unit, 647,253 PIK Preferred Units are required to be issued in respect of the quarter ended March 31, 2011.  The Partnership will seek and anticipates it will receive a waiver from the holders of the Preferred Units with respect to its obligations to distribute PIK Preferred Units.   In accordance with the Merger Agreement, during the period from March 13, 2011 and continuing until the time the Merger is effective or the Merger Agreement is terminated, the Partnership is not permitted to declare or pay any distributions other than the payment of the Series A Quarterly Distribution in cash in lieu of PIK distributions on the Preferred Units, provided that such payments shall be permitted only to the extent such payments do not cause the Partnership’s total indebtedness to exceed the Target Debt Cap (as defined in the Merger Agreement) and to be calculated immediately prior to Closing (as defined in the Merger Agreement). Therefore the Partnership will neither declare nor pay a distribution in respect of the quarter ended March 31, 2011 until the time immediately prior to Closing, at which time, and subject to the Target Debt Cap limitation, the Series A Quarterly Distribution in respect of the quarter ended March 31, 2011 will be paid in cash to the holders of the Preferred Units.  If the Merger Agreement is terminated, the holders of the Preferred Units will be issued a PIK distribution in respect of the quarter ended March 31, 2011.

No cash distributions were declared for the three months ended March 31, 2011 and 2010. Cash distributions declared for the nine months ended March 31, 2011 and 2010 were $0.00 and $0.45 per unit, respectively.

The Partnership’s consolidated statement of partners’ capital for the nine months ended March 31, 2011 includes a revision of $1,202 related to the allocation of a prior period distribution to partners among the classes of equity presented in the statement of partners’ capital. The revision moves the distribution from common limited partners’ capital to general partner’s capital. Such revision is included in the line item entitled “Revision of distribution between limited partner common units and general partner” in such statement.

In the opinion of management, the unaudited interim consolidated financial statements included in this report as of March 31, 2011, and for the three and nine month periods ended March 31, 2011 and 2010, reflect all adjustments (consisting of normal recurring entries)

necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Form 10-K”).  The June 30, 2010 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report pursuant to Securities and Exchange Commission, or SEC, rules and regulations.

2. Accounting Policies

Basis of Consolidation

These consolidated financial statements are for the Partnership and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

During fiscal 2008, the Partnership acquired a 50% interest in a joint venture formed to own and charter a tank barge.  The joint venture is a single asset leasing entity and is considered a variable interest entity as such term is defined by the Financial Accounting Standards Board (“FASB”).  The joint venture as lessor of the asset loses the right to exercise residual power over the asset during the term of the lease, which the Partnership refers to as the bareboat charter agreement.  The Partnership is the lessee under the bareboat charter agreement, which includes renewal options that result in the Partnership having greater decision making ability over the asset for substantially all of its useful life and consequently greater economic interest.  As a result, the Partnership is deemed the primary beneficiary of the variable interest entity requiring consolidation of the variable interest entity in the accompanying consolidated financial statements.  The joint venture had a term loan that matures on October 1, 2012, and which was collateralized by the related tank barge. During September 2010, the Partnership contributed cash of $730 to the joint venture. The non-controlling interest assumed the liability for the term loan of $1,460 and received a distribution of $730.  The Partnership is not required to provide financial support to the joint venture, other than what is required in the normal course of business pertaining to the bareboat charter agreement.  The carrying value of the tank barge was $10,433 and $10,789 at March 31, 2011 and June 30, 2010, respectively and is included in the line-item “vessels and equipment, net” on the consolidated balance sheets.  Joint venture borrowings outstanding on the term loan at June 30, 2010 were $1,622. The current and non-current portions of such borrowing are included in the line-items “current portion of long-term debt” and “term loans”, respectively, on the consolidated balance sheet as of June 30, 2010.

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

The following table shows the non-controlling interest reconciliations from the beginning of the current fiscal year to the balance sheet date as well as for the comparative year to date period.

	Non-controlling interests		Non-controlling interests

Balance as of June 30, 2010	$4,589	Balance as of June 30, 2009	$4,514
Net income	372	Net income	297
Capital contribution	1,460	Capital contribution	—
Less cash distributions	(1,197)	Less cash distributions	(243)
Balance as of March 31, 2011	$5,224	Balance as of March 31, 2010	$4,568

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

Allocation of net income (loss) of K-Sea

The allocation of net income (loss) of K-Sea between our general partner and limited partners was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net loss of K-Sea	$(5,920)	$(11,406)	$(7,230)	$(20,849)
Less distributions paid/to be paid (1) (2)	(3,515)	—	(7,652)	(8,727)
Undistributed loss/distributions in excess of loss	$(9,435)	$(11,406)	$(14,882)	$(29,576)

Allocation of loss of K-Sea
General partner allocation:
Cash distribution (1.05% as of March 31, 2010 (3))	$—	$—	$—	$91
Allocation of undistributed loss/distributions in excess of loss (4)	(99)	(120)	(156)	(310)
Net income (loss) of K-Sea allocated to general partner	$(99)	$(120)	$(156)	$(219)

Limited partners allocation — Series A Preferred Units:
Series A Preferred Unit distribution (1) (2)	$3,515	$—	$7,652	$—
Allocation of undistributed loss/distributions in excess of loss (0.0% as of March 31, 2011 and 2010 (4))	—	—	—	—
Net income (loss) of K-Sea allocated to Preferred Units	$3,515	$—	$7,652	$—

Limited partners allocation — Common Units:
Cash distributions (98.95% as of March 31, 2010 (3))	$—	$—	$—	$8,636
Allocation of undistributed loss/distributions in excess of loss (4)	(9,336)	(11,286)	(14,726)	(29,266)
Net income (loss) of K-Sea allocated to common units	$(9,336)	$(11,286)	$(14,726)	$(20,630)

Total net loss of K-Sea	$(5,920)	$(11,406)	$(7,230)	$(20,849)

(1)   The net income allocated for distributions to be paid in respect of the three months ended March 31, 2011 was calculated as the Series A distribution rate of $0.18326 multiplied by 19,178,120 (the number of outstanding Preferred Units as of March 31, 2011). Based on the Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43 per Preferred Unit, 647,253 PIK Preferred Units are required to be issued in respect of the quarter ended March 31, 2011.  The Partnership will seek and anticipates it will receive a waiver from the holders of the Preferred Units with respect to its obligations to distribute PIK Preferred Units.   In accordance with the Merger Agreement, during the period from March 13, 2011 and continuing until the time the Merger is effective or the Merger Agreement is terminated, the Partnership is not permitted to declare or pay any distributions other than the payment of the Series A Quarterly Distribution in cash in lieu of PIK distributions on the Preferred Units, provided that such payments shall be permitted only to the extent such payments do not cause the Partnership’s total indebtedness to exceed the Target Debt Cap (as defined in the Merger Agreement) and to be calculated immediately prior to Closing (as defined in the Merger Agreement). Therefore the Partnership will neither declare nor pay a distribution in respect of the quarter ended March 31, 2011 until the time immediately prior to Closing, at which time, and subject to the Target Debt Cap limitation, the Series A Quarterly Distribution in respect of the quarter ended March 31, 2011 will be paid in cash to the holders of the Preferred Units.  If the Merger Agreement is terminated, the holders of the Preferred Units will be issued a PIK distribution in respect of the quarter ended March 31, 2011.

(2)   The net income allocated for distributions paid/to be paid for the nine months ended March 31, 2011 is calculated as the sum of the Preferred Unit distribution to be issued in respect of the quarter ended March 31, 2011 plus the PIK distributions issued in respect of the quarters ended September 30, 2010 and December 31, 2010. The PIK distribution issued in respect of the quarter ended September 30, 2010 was calculated as the number of PIK Preferred Units issued in respect of the quarter ended September 30, 2010 (135,793), times the current Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43. The number of PIK Preferred Units issued in respect of the quarter ended September 30, 2010 was calculated on a pro rata basis, based on the number of days between the Preferred Unit issuance dates of September 10, 2010 and September 16, 2010 and the quarter end date of September 30, 2010. The PIK distribution issued in respect of the quarter ended December 31, 2010 was calculated as the number of PIK Preferred Units issued in respect of the quarter ended December 31, 2010 (626,121), times the current Series A Adjusted Issue Price (as defined in the Restated Partnership Agreement) of $5.43.

(3)   Distributions paid for the nine months ended March 31, 2010 reflect the $0.45 per unit cash distribution declared in respect of the quarter ended September 30, 2009. There were no cash distributions paid in respect of the quarters ended December 31, 2009, March 31, 2010, September 30, 2010, December 31, 2010 or March 31, 2011.

(4)   After allocating a portion of net income (loss) to the distributions paid/to be paid, the undistributed (loss)/distributions in excess of (loss) is allocated pro rata among the general partner units and limited partner common units based upon the aggregate general partner units and limited partner common unit ownership interests. Based on the outstanding general partner units and limited partner common units at March 31, 2011 and 2010, December 31, 2010 and 2009, and September 30, 2010 and 2009, the general partner units were allocated 1.05% and the limited partner common units were allocated 98.95%, for the three and nine month periods ended March 31, 2011 and 2010, respectively.

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

Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to common units by the basic weighted average number of common units outstanding during the period. Dilutive net income (loss) per unit reflects potential dilution that could occur if potential common units relating to a) restricted units were issued or b) convertible securities were converted into common units except when the assumed issuance or conversion would have an anti-dilutive effect on net income (loss) per unit. Dilutive net income (loss) per unit is computed by dividing net income (loss) attributable to common units by the sum of a) the basic weighted average number of units outstanding for common units during the period plus b) the number of incremental common units resulting from the assumed issuance of common units relating to restricted units and convertible securities, if such potential common units are dilutive. For the three and nine month periods ended March 31, 2011 and 2010, the Partnership’s potentially dilutive common units were not included in the diluted weighted average common units as their assumed issuance or conversion would have an anti-dilutive effect on net income (loss) per unit.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year consolidated balance sheet presentation.

3. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net loss	$(5,791)	$(11,308)	$(6,858)	$(20,552)
Other comprehensive income (loss):
Fair market value adjustment for interest rate swaps, net of taxes (note 6)	1,471	63	4,739	306
Reclassification of loss on interest rate swap from accumulated other comprehensive income (loss) to interest expense due to termination of underlying term loan	—	—	557	—
Foreign currency translation gain	358	38	469	143
Total other comprehensive income	1,829	101	5,765	449
Total comprehensive income (loss)	(3,962)	(11,207)	(1,093)	(20,103)
Less comprehensive income attributable to non-controlling interest	129	98	372	297
Comprehensive loss attributable to K-Sea unit holders	$(4,091)	$(11,305)	$(1,465)	$(20,400)

4. Vessels and Equipment and Construction in Progress

	March 31, 2011	June 30, 2010

Vessels	$791,978	$810,150
Pier and office equipment	6,636	6,427
Land and Building	—	2,545
	798,614	819,122
Less accumulated depreciation and amortization	(222,920)	(214,925)
Vessels and equipment, net	$575,694	$604,197

Construction in progress	$—	$730

Depreciation and amortization of vessels and equipment was $11,684 and $13,853 for the three months ended March 31, 2011 and 2010, respectively. Depreciation and amortization of vessels and equipment for the three months ended March 31, 2010 includes an impairment charge of $1,703 relating to four vessels with a net book value of $3,669.  The impairment charge was based on estimated sales proceeds for such vessels that were subsequently sold in May 2010.

Depreciation and amortization of vessels and equipment was $36,328 and $44,241 for the nine months ended March 31, 2011 and 2010, respectively. Depreciation and amortization of vessels and equipment for the nine months ended March 31, 2010 includes an impairment charge of $7,556 relating to certain of the Partnership’s single hull vessels. During calendar year 2009, the generally weak economy resulted in lower demand for oil and refined petroleum products in the United States. Additionally, a number of major refining companies announced the shut-down of refineries, which reduced demand for petroleum carrying barges and increased the industry’s availability of double-hull vessels, for which customers show a preference over single hull vessels, thus causing an under utilization of single hull vessels. The Partnership, therefore, determined it would phase out certain of its single hull vessels prior to their Oil Pollution Act of 1990 (“OPA 90”) phase out dates. The impairment loss was determined based on cash flow forecasts developed using the Partnership’s own data. As of March 31, 2011 the net book value of the Partnership’s single-hull vessels is $748.

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

During the nine months ended March 31, 2011, the Partnership took delivery of the following newbuild vessels: in July 2010, one 30,000-barrel tank barge, the DBL 33; and in August 2010, one 30,000-barrel tank barge, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6,769. In February 2011, the Partnership took delivery of a 50,000-barrel tank barge leased from a shipyard, the DBL 55. The Partnership has long term contracts with customers for the DBL 33 and the DBL 55.  During the nine months ended March 31, 2011, the Partnership sold the new build DBL 34, three double-hull barges, two tug boats, five single-hull barges, three smaller vessels and certain vessel equipment for net proceeds of $17,790 and recognized a gain on sales of $6,850.

Land and buildings at the Partnership’s waste water treatment facility in Norfolk, Virginia were leased beginning in December 2004 through October 2009. On October 30, 2009, the Partnership exercised the purchase option in the lease agreement to acquire the land and buildings at a cost of $4,242 (including closing costs). Loss on acquisition of land and buildings for the nine months ended March 31, 2010 of $1,697 related to the write down of such land and buildings to fair value based on management’s consideration of comparable land sales and replacement cost data. The Partnership ceased operations at its waste water treatment facility in Norfolk, Virginia and sold the land, building and equipment in December 2010 for $4,736, net of selling costs. Net sale proceeds included net cash proceeds of $3,236 and an unsecured note (“Note”) for $1,500.  For the three month period ended December 31, 2010 the Partnership recognized a gain on sale of $640 and deferred a gain of $1,500 pending collection of the note receivable. Interest on the unpaid principal of the Note was due and payable quarterly at a rate of 8%. Principal was due and payable in one installment on December 7, 2013.  The buyer prepaid the note on March 31, 2011, net of an early payment discount of $75. After recording changes in estimated selling costs, for the three month period ended March 31, 2011 the Partnership recognized an additional gain on sale of $1,313.

5. Financing

The Partnership’s outstanding debt balances were as follows as of the dates indicated:

	March 31, 2011	June 30, 2010
Term loans	$211,636	$238,485
Credit line borrowings	45,300	144,450
Total debt	256,936	382,935
Less current portion of debt	(16,601)	(19,024)
Non-current debt	$240,335	$363,911

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

On August 31, 2010, and effective September 10, 2010, the Operating Partnership amended (the “Revolver Amendment”) its December Revolving Loan Agreement (as amended, the “Revolving Loan Agreement”) to, among other things, (1) reduce the Revolving Lenders’ commitments from $175,000 to $115,000 (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA covenants and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date  and (4)  allow the Partnership to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. Due to the reduction in the borrowing capacity of the Revolving Loan Agreement, the Partnership recorded an expense of $502 for the nine months ended March 31, 2011 relating to the unamortized deferred financing costs associated with the December Revolving Loan Agreement. Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1,163 and other transaction costs of $751. Both the remaining unamortized deferred financing costs of the December Revolving Loan Agreement of $1,052, as well as the $1,914 of fees and transaction costs incurred relating to the Revolver Amendment, are reflected as deferred financing costs in the consolidated balance sheet and are being amortized over the remaining term of the Revolving Loan Agreement which expires July 1, 2012.

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

Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR-based loan is due, at the Partnership’s election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement. As of March 31, 2011, borrowings under the Revolving Loan Agreement amounted to $42,300 at the LIBOR rate and $3,000 at the base rate.

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

Management was in negotiations to refinance the Revolving Loan Agreement and all of its term loans; however, such negotiations were postponed in light of the proposed merger with Kirby.  Due to the postponement of such negotiations, the Partnership recorded an expense of $1,325 relating to professional fees and other expenses incurred relating to such refinancing negotiations, which is included in the line-item “Other expense (income), net” in the consolidated statement of operations for the three and nine month periods ended March 31, 2011.

If the merger with Kirby does not close, management intends to  resume refinancing discussions. Management anticipates that it will be able to refinance the Revolving Loan Agreement prior to its expiration on July 1, 2012; however, there can be no assurance that management would be successful. If management is unsuccessful in refinancing the Revolving Loan Agreement, management would take other actions to generate cash flow to pay down the Revolving Loan Agreement, which may include the sale of assets or the issuance of additional equity. If the Partnership was unable to generate sufficient cash flow to pay down the Revolving Loan Agreement, certain of its term loans would become immediately due and payable and its lease agreements would be terminated, which would have an adverse effect on the Partnership’s business operations, financial condition and liquidity.

The Partnership also had a separate $4,000 revolver with a commercial bank to support its daily cash management. Advances under this facility bore interest at 30-day LIBOR plus a margin ranging from 1.4% to 4.25%.  This facility expired at December 31, 2010. The outstanding balance on this revolver at June 30, 2010 was $0.

Term Loan and Other Amendments

Term loans outstanding at March 31, 2011 and June 30, 2010 were as follows. Descriptions of these borrowings are included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010:

	March 31, 2011	June 30, 2010
	(in thousands)
Term loans due:
May 1, 2012	$—	$1,772
October 1, 2012	—	1,622
December 31, 2012	6,941	7,530
January 1, 2013	—	11,318
April 30, 2013	11,786	12,750
May 1, 2013	59,571	63,143
June 1, 2014	14,878	15,966
July 1, 2015	23,842	24,920
November 1, 2015	4,962	5,244
November 4, 2016	53,743	56,057
February 28, 2018	4,698	4,893
April 1, 2018	3,754	3,905
May 1, 2018	14,337	14,914
August 1, 2018	13,124	14,451
	211,636	238,485
Less current portion	(16,601)	(19,024)
	$195,035	$219,461

The weighted average interest rate on term loans as of March 31, 2011 and June 30, 2010 were 6.5% and 6.3%, respectively.

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

On June 25, 2010, the Operating Partnership entered into an amendment to the ATB Loan that provided for the temporary waiver of compliance with the financial covenants of the ATB Loan for the period June 30, 2010 through August 31, 2010. On August 31, 2010, and effective September 10, 2010, the Partnership entered into an amendment (“ATB Amendment”), which amends the ATB Loan (as amended, the “ATB Agreement”). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the August 31, 2010 outstanding principal balance of $55,286 be paid along with certain other creditor costs. Total creditor fees relating to the amendment of $296 were recorded as deferred financing fees and are being amortized over the remaining term of the agreement. At March 31, 2011, borrowings outstanding under the ATB Agreement were $53,743.

On December 30, 2009, the Operating Partnership also amended (the “Loan Agreement Amendment”) a Loan Agreement dated as of May 12, 2006, as amended (the “Loan Agreement”). The Loan Agreement Amendment amended certain financial covenants in the Loan Agreement to conform to the terms in the Revolver Amendment.

As of June 30, 2010, the Partnership obtained a waiver of compliance with the financial covenants in a certain Bareboat Charter Agreement dated as of June 23, 2009 (the “Bareboat Charter”). On August 31, 2010 the Bareboat Charter was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the “New Lessor”). The Partnership was required to pay the original lessor a termination fee of $706. For the nine months ended March 31, 2011, both the $706 termination fee and unamortized deferred lease expenses related to the Bareboat Charter of $452 are included in the line-item “other operating expenses” in the consolidated statement of operations.

The Partnership entered into an eight year operating lease with the New Lessor which requires monthly charter payments of approximately $140.

On August 31, 2010, the Partnership obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. In connection with the consents, the Partnership incurred fees of $189, which were expensed. For the nine months ended March 31, 2011, such fees are included in the line-item “vessel operating expenses” in the consolidated statement of operations.

On October 15, 2010, the Partnership paid off a term loan in the amount of $1,479. In connection with the prepayment of the loan, the related swap agreement was terminated and an expense of $58 was recorded, which is included in the line-item “interest expense, net” in the consolidated statement of operations for the nine months ended March 31, 2011.

On November 10, 2010, the Partnership prepaid a Canadian term loan in the amount of $11,529 and incurred breakage fees of $208 which are included in the line item “interest expense, net” in the consolidated statement of operations for the nine months ended March 31, 2011. In connection with the prepayment of the loan, the Partnership recorded an expense of $31 for the nine months ended March 31, 2011 relating to the write-off of unamortized deferred financing costs associated with the loan. Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations.

Restrictive Covenants

The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any cash distributions prior to March 31, 2011, (b) limit quarterly cash distributions to the Partnership’s unit holders to $0.45 per unit and require that the Partnership maintain a minimum liquidity of $17,500 and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require the Partnership to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.333 to 1.00 at June 30, 2010 and at least 1.50 to 1.00 at September 30, 2010 and thereafter, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA not to exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of March 31, 2011 and as of June 30, 2010 the Partnership was in compliance with all of its financial and debt covenants. As of March 31, 2011 the Partnership’s asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 4.56 to 1.00, 1.06 to 1.00 and 4.48 to 1.00, respectively.  As of June 30, 2010 the Partnership’s asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 1.48 to 1.00, 1.04 to 1.00 and 5.86 to 1.00, respectively.

Preferred Unit Investment

On September 10, 2010, the Partnership issued 15,653,775 Preferred Units to KA First Reserve in exchange for $85,000. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred Units for $15,000 following clearance of a Hart-Scott-Rodino review. The Preferred Units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred Units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit.  Commencing with the quarter ended September 30, 2010 and through the earlier of the quarter ending June 30, 2012 or when the Partnership resumes cash distributions on its common units, such distributions will be PIK distributions. The Partnership has an option to force the conversion of the Preferred Units after three years if (1) the price of its common units is 150% of the conversion price on average for 20 consecutive days on a volume weighted basis, and (2) the average daily trading volume of its common units for such 20 day period exceeds 50,000 common units. The Preferred Units were priced at $5.43 per unit, which represented a 10% premium to the 5-day volume weighted average price of the Partnership’s common units as of August 26, 2010. The Partnership used the net proceeds from the sale of the Preferred Units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction.  On November 14, 2010, the Partnership issued 135,793 Preferred Units to KA First Reserve with respect to the quarter ended September 30, 2010. On February 14, 2011, the Partnership issued 626,121 Preferred Units to KA First Reserve with respect to the quarter ended December 31, 2010.  As required by the Restated Partnership Agreement, a distribution has been calculated in respect of the quarter ended March 31, 2011 based on the Series A distribution rate of $0.18326 multiplied by 19,178,120 (the number of outstanding Preferred Units as of March 31, 2011).  Based on the Series A Adjusted Issue Price of $5.43 per Preferred Unit, 647,253 PIK Preferred Units are required to be issued in respect of the quarter ended March 31, 2011.  The Partnership will seek and anticipates it will receive a waiver from the holders of the Preferred Units with respect to its obligations to distribute PIK Preferred Units.   In accordance with the Merger Agreement, during the period from March 13, 2011 and continuing until the time the Merger is effective or the Merger Agreement is terminated, the Partnership is not permitted to declare or pay any distributions other than the payment of the Series A Quarterly Distribution in cash in lieu of PIK distributions on the Preferred Units, provided that such payments shall be permitted only to the extent such payments do not cause the Partnership’s total indebtedness to exceed the Target Debt Cap (as defined in the Merger Agreement) and to be calculated immediately prior to Closing (as defined in the Merger Agreement). Therefore the Partnership will neither declare nor pay a distribution in respect of the quarter ended March

31, 2011 until the time immediately prior to Closing, at which time, and subject to the Target Debt Cap limitation, the Series A Quarterly Distribution in respect of the quarter ended March 31, 2011 will be paid in cash to the holders of the Preferred Units.  If the Merger Agreement is terminated, the holders of the Preferred Units will be issued a PIK distribution in respect of the quarter ended March 31, 2011.

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

As of March 31, 2011, the Partnership had three interest rate swap contracts relating to term loans that expire during the period from May 2013 to August 2018 concurrently with the hedged term loans. As of March 31, 2011, the total notional amount of the three receive-variable/pay-fixed interest rate swaps was $126,437. These three interest rate contracts have fixed interest rates, including applicable margins, ranging from 6.63% to 9.83%, with a weighted average rate of 8.01%. The notional amount of each of the three interest rate swap contracts decreases as principal payments on the respective debt instrument are made.

Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated statements of operations is shown below:

Fair Values of Derivative Instruments

Derivatives designated as	Liability Derivatives
hedging	March 31, 2011		June 30, 2010
instruments under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Accrued expense and other current liabilities	$5,804	Accrued expense and other current liabilities	$7,824

Interest rate contracts	Other liabilities	7,482	Other liabilities	10,824
Total derivatives designated as hedging instruments under ASC 815		$13,286		$18,648

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2011 and 2010

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815	For the Three Months Ended		OCI into Income	For the Three Months Ended
Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010	(Effective Portion)	March 31, 2011	March 31, 2010

Interest rate contracts	$1,489	$64	Interest expense	$(1,560)	$(2,697)
Total	$1,489	$64		$(1,560)	$(2,697)

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months Ended March 31, 2011 and 2010

	Amount of Gain or (Loss) Recognized in OCI* on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815	For the Nine Months Ended		OCI into Income	For the Nine Months Ended
Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010	(Effective Portion)	March 31, 2011	March 31, 2010

Interest rate contracts	$4,805	$310	Interest expense	$(6,776)	$(7,349)
Total	$4,805	$310		$(6,776)	$(7,349)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	For the Nine Months Ended
Hedging Instruments under ASC 815	Income on Derivative	March 31, 2011	March 31, 2010

Interest rate contracts	Interest expense	$557	$—
Total		$557	$—

*—OCI is defined as other comprehensive income in accordance with ASC 220

Interest payments made on the underlying debt instruments will result in the reclassification of gains and losses that are reported in accumulated other comprehensive income (loss). The estimated amount of the existing losses at March 31, 2011 that are expected to be reclassified into earnings within the next 12 months is $5,804. The maximum length of time over which the Partnership is hedging its exposure to variability in future cash flows relating to floating rate interest payments is approximately seven years.

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

Long-term debt

As of March 31, 2011, the carrying value of all long term debt was $256,936 and the fair value was approximately $268,660 based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities. Long term debt with a carrying amount of $85,462 approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to the Partnership for debt of the same remaining maturities. Long term debt with fixed interest rates had a carrying amount of $171,474 as of March 31, 2011, of which $126,437 related to variable rate debt for which the interest rates were fixed through swap agreements. Such debt with related swap agreements is effectively recorded on the consolidated balance sheet at its March 31, 2011 fair value since the fair values of the related swap agreements of $13,286 is included in the consolidated balance sheet as described in note 6.

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

The levels of the fair value hierarchy established by the Codification are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and June 30, 2010. These amounts include fair value adjustments relating to the Partnership’s own credit risk:

	As of March 31, 2011			As of June 30, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Interest rate swap contracts	$—	$13,286	$—	$—	$18,648	$—

The Partnership’s interest rate swap contracts are not traded in any market.  The fair value is determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010.

Description	For the nine months ended March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Long lived assets held and used	$8,182			$8,182	$7,550
Long lived assets held for sale	$1,966			$1,966	$1,703

Long lived assets held and used for which a charge was recorded in the nine months ended March 31, 2010 relate to the following: (1) a $1,697 loss on the acquisition of land and buildings for the nine months ended March 31, 2010 relating to the purchase of land and building on October 30, 2009 at a cost of $4,242 based upon a purchase option in the Partnership’s lease agreement. The land and building have been written down to fair value based on management’s consideration of comparable land sales and replacement cost data and (2) vessels and equipment with a carrying amount of $11,490, were written down to their fair value of $5,637, resulting in an impairment charge of $5,853, which was included in earnings for the nine month period ended March 31, 2010. The Partnership estimated the fair value of such long lived assets based on cash flow forecasts developed using the Partnership’s own data.

Vessels and equipment held for sale with a carrying amount of $3,669 were written down to their estimated recoverable value of $1,966 resulting in an impairment charge of $1,703 which was included in depreciation and amortization expense for the three and nine months ended March 31, 2010.

8. Income Taxes

The Partnership’s provision for income taxes is based on its estimated annual effective tax rate.  For the three and nine months ended March 31, 2011 the Partnership’s effective tax rate was a negative 1.0% and a negative 6.7%, respectively.  For the three and nine months ended March 31, 2010 the Partnership’s effective tax rate was a negative 2.4% and a negative 0.1%, respectively. The change in the Partnership’s effective tax rate for the three and nine months ended March 31, 2011 was primarily a result of an increase in the valuation allowance on deferred tax assets at our Operating Partnership’s corporate subsidiaries. The Partnership’s effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on our Operating Partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of our Operating Partnership’s corporate subsidiaries.

9. Commitments and Contingencies

Subject to certain restrictions and conditions, the Partnership or Kirby may terminate the Merger Agreement.  Either the Partnership or Kirby may terminate the Merger Agreement if (i) the Merger has not been consummated on or before September 30, 2011 (or November 29, 2011 if the deadline has been extended in accordance with the terms of the Merger Agreement) or (ii) a regulatory authority has permanently restrained, enjoined or otherwise prohibited the consummation of the Merger or made the Merger illegal.  Kirby may terminate the Merger Agreement if (a) the Partnership breaches certain representations, warranties, covenants or other agreements contained in the Merger Agreement, (b) the necessary unitholder approvals are not obtained, (c) the board of directors of GP LLC changes its recommendation of the transaction or the Partnership shall have materially breached the non-solicitation covenant, (d) the Partnership suffers a material adverse effect or (e) a court order or certain legal restraints or prohibitions exist with respect to certain terms of the Merger Agreement (i) requiring the Partnership to act or fail to act in a way that but for that court order or legal restraints or prohibitions would be in breach of the no-solicitation covenant or (ii) reducing or limiting Kirby’s rights in any material respect concerning the no-solicitation covenant or the termination fee and expense reimbursement obligations of the Partnership under the Merger Agreement.  The Partnership may terminate the Merger Agreement (x) if Kirby breaches certain representations, warranties, covenants or other agreement contained in the Merger agreement, (y) if Kirby suffers a material adverse effect or (z) prior to obtaining the necessary unitholder approvals, in order to enter into an agreement relating to a superior competing proposal.  In the event of termination, the Partnership may be obligated to pay up to $3,000 of the expenses of Kirby related to the merger and may be obligated to pay Kirby a termination fee of $12,000.  The Merger Agreement may also be terminated by the mutual consent of the Partnership and Kirby.  In addition, the Merger Agreement is subject to the closing condition that Kirby be satisfied in its reasonable discretion as to the Partnership’s tax classification.

The Preferred Units discussed in note 5 were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. Under a Registration Rights Agreement (“Registration Rights Agreement”) dated as of September 10, 2010 between the Partnership and KA First Reserve upon receipt of written notification from the holders of a majority of the Registrable Securities then outstanding, the Partnership is required to use its reasonable best efforts to prepare and file a shelf registration statement (the “Shelf Registration Statement”) under the Securities Act covering all Registrable Securities. Registrable Securities are defined by the Registration Rights Agreement as the conversion units outstanding at any time or issuable upon conversion of the Series A Preferred Units and any common units or other securities which may be issued, converted, exchanged or distributed in respect thereof.  The Registration Rights Agreement also requires the Partnership to use its reasonable best efforts to cause the Shelf Registration Statement to become effective no later than two hundred and forty days after the Partnership’s receipt of the written demand notice. The Partnership received a written demand notice on September 20, 2010 (“Demand Notice Date”).  If the Shelf Registration Statement does not become effective or is not declared effective within two hundred and forty days after the Demand Notice Date (no later than May 18, 2011),  then each holder selling Registrable Securities under a registration statement pursuant to the Registration Rights Agreement are entitled to liquidated damages of 0.125% of the Unit Purchase Price ($5.43) per thirty-day period for the first 60 day period immediately following the 240th day after the Demand Notice Date, with such payment amount increasing by an additional 0.125% of the Unit Purchase Price per thirty-day period for each subsequent 60 day period, up to a maximum of 1.0% of the Unit Purchase Price per thirty-day period until such time as the Registration Statement becomes effective or is declared effective or the Registrable Securities covered by such Shelf Registration Statement are no longer outstanding.

No liability has been recorded for the Registration Rights Agreement as of March 31, 2011. As a result of the Merger Agreement, the Partnership does not intend to file a Shelf Registration Statement relating to the Preferred Units. The Partnership will seek and anticipates it will receive a waiver from KA First Reserve with respect to its obligations under the Registration Rights Agreement.

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

The Partnership is also subject to deductibles with respect to its insurance coverage that range from $10 to $250 per incident and provides on a current basis for estimated payments thereunder.  Insurance claims receivable outstanding totaled $12,402 and $11,659 at March 31, 2011 and June 30, 2010, respectively, and are included in the line-item “prepaid expenses and other current assets” in the consolidated balance sheets.  Insurance claims payable at March 31, 2011 and June 30, 2010 totaled $14,221 and $13,261, respectively, and are included in the line-item “accrued expenses and other current liabilities” in the consolidated balance sheets.

The Partnership had an agreement with a shipyard for the construction of four new 50,000-barrel tank barges. In April 2009, the Partnership notified the shipyard that several events of default had occurred under the agreement, and terminated the agreement. In fiscal year 2009, the Partnership provided a reserve of $500 relating to a $1,000 deposit under the contract. The Partnership and the shipyard negotiated a settlement and release agreement relating to the contract whereby the shipyard held the $1,000 previously paid by the Partnership pursuant to the contract and applied such $1,000 in accordance with the terms and conditions of a new contract. As a result of the settlement, the $500 reserve was reversed in the nine months ended March 31, 2010.

As of April 28, 2011, nine class action complaints have been filed in connection with the proposed Merger. Five of these complaints were filed in the Court of Chancery of the State of Delaware, all of which have been consolidated into one action. Four complaints were filed in the Superior Court of New Jersey; however, the first filed complaint in New Jersey was subsequently withdrawn. These complaints generally allege, among other things, that the Partnership, GP, GP LLC, IDR Holdings, Kirby, Merger Sub and the directors of GP LLC have either breached their fiduciary duties and/or aided and abetted in these alleged breaches of fiduciary duty in connection with the proposed merger. The complaints seek to enjoin the proposed Merger or, alternatively, if the Merger is consummated, to rescind the Merger or to obtain rescissory damages. The Partnership cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this report, nor can the Partnership predict the amount of time and expense that will be required to resolve these lawsuits. The Partnership intends to vigorously defend against these and any other actions.

10. Major Customers

Two customers accounted for 16% and 12% of consolidated revenues for the three months ended March 31, 2011 and two customers accounted for 13% and 11% of consolidated revenues for the nine months ended March 31, 2011. Two customers accounted for 16% and 13% of consolidated revenues for the three months ended March 31, 2010 and two customers accounted for 18% and 11% of consolidated revenues for the nine months ended March 31, 2010. One customer accounted for 12% of consolidated accounts receivable at March 31, 2011. One customer accounted for 10% of consolidated accounts receivable at June 30, 2010.

11. New Accounting Pronouncements

In December 2009, the FASB issued an accounting standard update “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” that requires disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. Certain disclosures required by the standard update were effective for interim and annual reporting periods beginning after December 15, 2009 and therefore were included in our interim consolidated financial statements upon adoption of this standard effective January 1, 2010. Other disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Partnership expects the impact of the adoption of the additional disclosure requirements to be immaterial to its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

K-Sea Transportation Partners L.P. and its subsidiaries (collectively, “K-Sea”, the “Partnership”, “we, “us” or “our”) provide marine transportation, distribution and logistics services for refined petroleum products in the United States.  As of March 31, 2011, we operated a fleet of 57 tank barges and 63 tugboats that serve a wide range of customers, including major oil companies, oil traders and refiners.  With approximately 3.8 million barrels of capacity as of March 31, 2011, we believe we operate the largest coastwise tank barge fleet in the United States.

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

We believe we have a high-quality, well-maintained fleet.  As of March 31, 2011, approximately 99% of our barrel-carrying capacity was double-hulled.  As of March 31, 2011, all of our tank vessels except two operated under the U.S. flag, and all but three were qualified to transport cargo between U.S. ports under the Jones Act, the federal statutes that restrict foreign owners from operating in the U.S. maritime transportation industry.

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

Significant Events

Merger Agreement

On March 13, 2011 K-Sea, our general partner, K-Sea General Partner L.P. (“GP”), K-Sea IDR Holdings LLC (“IDR Holdings”), a wholly owned subsidiary of GP which owns the incentive distribution rights in the Partnership, K-Sea General Partner GP LLC (“GP LLC”), a Delaware limited liability company that is the sole general partner of GP, entered into a definitive merger agreement (“Merger Agreement”) with Kirby Corporation (“Kirby”) and certain wholly owned subsidiaries of Kirby, including KSP Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Partnership, with the Partnership surviving the Merger as a wholly owned subsidiary of Kirby. The Merger Agreement was unanimously approved by GP LLC’s Board of Directors, acting upon the unanimous recommendation of its conflicts committee. Under the terms of the Merger Agreement, K-Sea’s common unitholders will have the right to elect to receive either (a) $8.15 in cash or (b) $4.075 in cash plus 0.0734 of a share of Kirby’s common stock for each common unit. K-Sea’s preferred unitholders will receive $4.075 in cash and 0.0734 of a share of Kirby’s common stock for each Preferred Unit. K-Sea’s general partner will receive $8.15 in cash for each general partner unit and $18 million in cash for K-Sea’s incentive distribution rights. In connection with this transaction, KA First Reserve, LLC and certain affiliates of Jefferies Capital Partners have entered into support agreements pursuant to which they have agreed to vote their K-Sea units in favor of the merger and subject to certain limitations, against any alternative transaction. These entities currently hold all of K-Sea’s outstanding Preferred Units and approximately 59.9% of its outstanding common units (including the outstanding Preferred Units on an as-converted basis), which is a sufficient number of units to approve the merger. We incurred $1.8 million of costs related to the merger as of March 31, 2011, which are comprised of financial advisor, legal, and other professional fees.

Debt Refinancing Activities

Prior to the execution of the Merger Agreement, we were in negotiations to refinance our existing debt, including our revolving credit agreement, which expires on July 1, 2012.  Concurrent with the execution of the Merger Agreement, we postponed our refinancing activities. For the three and nine months ended March 31, 2011 we recognized other expenses of $1.3 million relating to the debt refinancing activities. We would expect to continue these negotiations if the proposed merger were not to close.

Issuance of Series A Preferred Units

On September 10, 2010, we issued 15,653,775 Series A Preferred Units (“Preferred Units”) to KA First Reserve, LLC (“KA First Reserve”) in exchange for $85.0 million. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred Units for $15.0 million, following clearance of a Hart-Scott-Rodino review. The Preferred Units were priced at $5.43 per unit, which represented a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the Preferred Units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction. The Preferred Units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. We entered into a Registration Rights Agreement (“Registration Rights Agreement”) dated as of September 10, 2010 with KA First Reserve. Under the Registration Rights Agreement, we are required to use our reasonable best efforts to prepare and file a shelf registration statement (“Shelf Registration Statement”) under the Securities Act covering all “Registrable Securities”. Registrable Securities are defined by the Registration Rights Agreement as the conversion units outstanding at any time or issuable upon conversion of the Series A Preferred Units and any common units or other securities which may be issued, converted, exchanged or distributed in respect thereof.  Under the Registration Rights Agreement we are required to use reasonable best efforts to cause the Shelf Registration Statement to become effective no later than 240 days after the receipt of the written demand notice. We received a written demand notice on September 20, 2010 (“Demand Notice Date”).  If the Shelf Registration Statement does not become effective or is not declared effective within 240 days after the Demand Notice Date (no later than May 18, 2011),  then each holder selling Registrable Securities under a registration statement pursuant to the Registration Rights Agreement are entitled to liquidated damages of 0.125% of the Unit Purchase Price ($5.43) per thirty-day period for the first 60 day period immediately following the 240th day after the Demand Notice Date, with such payment amount increasing by an additional 0.125% of the Unit Purchase Price per thirty-day period for each subsequent 60 day period, up to a maximum of 1.0% of Unit Purchase Price per thirty-day period until such time as the Registration Statement becomes effective or is declared effective or the Registrable Securities covered by such Shelf Registration Statement are no longer outstanding.  As a result of the Merger Agreement, we do not intend to file a Shelf Registration Statement relating to the Preferred Units. The Partnership will seek and anticipates it will receive a limited waiver from KA First Reserve with respect to its obligations under the Registration Rights Agreement.

The Preferred Units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred Units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit (or 13.5% of the Preferred Unit issue price of $5.43). Such distributions will be payment-in-kind distributions through the earlier of the quarter ended June 30, 2012 or when we resume cash distributions on our common units. However, pursuant to the Merger Agreement, during the period from March 13, 2011 and continuing until the effective date of the merger (as defined in the Merger Agreement), we are not permitted to declare or pay any distributions other than the payment of the Series A Quarterly Distribution in cash in lieu of “payment —in —kind” distributions on the Preferred Units, provided that such payments shall be permitted to the extent that such payments do not cause the our total indebtedness to exceed the Target Debt Cap (as defined in the Merger Agreement) and to be calculated immediately prior to Closing (as defined in the Merger Agreement).  We have an option to force the conversion of the Preferred Units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units.

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

We will not pay any distribution with respect of any common units in any quarter in which the Preferred Units do not receive a quarterly distribution in full in cash. If we fail to pay in full any quarterly distribution with respect to the Preferred Units, the amount of such unpaid distribution will accrue and accumulate from the last day of the quarter for which such distribution is due until paid in full and such unpaid amounts will accrue interest at a 13.5% annual rate. The record date for the determination of Preferred Unit holders entitled to receive quarterly distributions will be the same as the record date for determination of common unit holders entitled to receive quarterly distributions.

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

Also on August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolving Loan Agreement. We incurred fees of $0.2 million relating to such consents. Additionally, on August 31, 2010, we terminated a bareboat charter (lease) agreement with a shipowner in conjunction with the shipowner’s sale of the vessel to another party. We incurred a charge of $0.7 million relating to the lease termination. For the nine months ended March 31, 2011, both the $0.7 million termination fee and unamortized deferred lease expenses of $0.5 million were included in the line-item “other operating expenses” in the consolidated statement of operations. Concurrently, we entered into a new eight year bareboat charter agreement with the new owner of the vessel which requires monthly lease payments of $0.1 million.

Agreements to Sell Non-Core Assets

We sold two tugboats and our two oldest double-hulled barges to an international buyer for net cash proceeds of $12.0 million and we sold five single hull vessels, two additional double hull vessels, three smaller vessels and certain vessel equipment for net cash proceeds of $5.8 million. We recognized an aggregate gain of $6.9 million on such vessel sales during the nine months ended March 31, 2011. We also sold our waste water treatment facility in Norfolk, Virginia for net cash proceeds of $4.5 million and recognized a gain of $2.0 million for the nine months ended March 31, 2011.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands, except average daily rates).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Voyage revenue	$59,325	$56,177	$187,584	$187,061
Other revenue	3,979	3,406	11,105	11,710
Total revenues	63,304	59,583	198,689	198,771
Voyage expenses	13,180	11,872	35,988	33,584
Vessel operating expenses	30,003	31,917	96,596	102,364
General and administrative expenses	7,149	6,702	20,258	20,223
Depreciation and amortization	12,144	14,389	37,714	46,194
Loss on acquisition of land and building	—	—	—	1,697
Net gain on sale of long-lived assets	(2,368)	—	(8,803)	(36)
Other operating expenses	2,869	—	4,027	—
Operating income (loss)	327	(5,297)	12,909	(5,255)

Interest expense, net	4,750	6,283	18,051	15,800
Other expense (income), net	1,313	2	1,284	(527)
Income (loss) before income taxes	(5,736)	(11,582)	(6,426)	(20,528)

Provision for (benefit of) income taxes	55	(274)	432	24
Net income (loss)	(5,791)	(11,308)	(6,858)	(20,552)

Less net income attributable to non-controlling interest	129	98	372	297
Net income (loss) attributable to K-Sea Transportation Partners L.P. unit holders	$(5,920)	$(11,406)	$(7,230)	$(20,849)

Net voyage revenue by trade
Coastwise
Total tank vessel days	3,101	3,600	9,980	11,399
Days worked	2,361	2,542	8,156	9,172
Scheduled drydocking days	87	278	254	371
Net utilization	76%	71%	82%	80%
Average daily rate	$15,801	$13,440	$14,990	13,033
Total coastwise net voyage revenue (a)	$37,302	$34,165	$122,253	119,541
Local
Total tank vessel days	1,710	1,906	5,411	6,077
Days worked	1,196	1,393	3,930	4,655
Scheduled drydocking days	18	42	20	102
Net utilization	70%	73%	73%	77%
Average daily rate	$7,394	$7,280	$7,467	$7,290
Total local net voyage revenue (a)	$8,843	$10,140	$29,343	$33,936

Tank vessel fleet
Total tank vessel days	4,811	5,506	15,391	17,476
Days worked	3,557	3,935	12,086	13,827
Scheduled drydocking days	105	320	274	473
Net utilization	74%	71%	79%	79%
Average daily rate	$12,973	$11,259	$12,543	$11,100
Total fleet net voyage revenue (a)	$46,145	$44,305	$151,596	$153,477

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Voyage Revenue and Voyage Expenses

Voyage revenue was $59.3 million for the three months ended March 31, 2011; an increase of $3.1 million, or 5.5%, as compared to voyage revenue of $56.2 million for the three months ended March 31, 2010.  Voyage expenses were $13.2 million for the three months ended March 31, 2011, an increase of $1.3 million, or 10.9%, as compared to voyage expenses of $11.9 million for the three months ended March 31, 2010.  The increase in voyage expenses primarily relates to an increase in the price of fuel for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Net voyage revenue

Net voyage revenue was $46.1 million for the three months ended March 31, 2011; an increase of $1.8 million, or 4.1%, as compared to net voyage revenue of $44.3 million for the three months ended March 31, 2010.

In our coastwise trade, net voyage revenue was $37.3 million for the three months ended March 31, 2011, an increase of $3.1 million, or 9.1%, as compared to $34.2 million for the three months ended March 31, 2010.  Net utilization in our coastwise trade was 76% and 71% for the three months ended March 31, 2011 and 2010, respectively.  The increase in net voyage revenue in our coastwise trade for the three months ended March 31, 2011 related primarily to improved spot market rates and utilization, particularly in our east coast markets.  Improved spot market rates and utilization in our east coast markets were attributable to a tightening of capacity in the market as a result of recent retirements of single-hull vessels within the industry.  Coastwise average daily rates increased 17.6% to $15,801 for the three months ended March 31, 2011 as compared to $13,440 for the three months ended March 31, 2010. The replacement of single-hull vessels with larger new-build capacity also contributed to the increase in the average daily rate.   Net voyage revenue increased by approximately $3.5 million due to three new-build vessels delivered within the last twelve months; which was partially offset by a $3.3 million decrease related to the retirement or sale of nine single-hull vessels and two of our oldest double-hull vessels within the last twelve months.

Net voyage revenue in our local trade for the three months ended March 31, 2011 decreased by $1.3 million, or 12.9%, to $8.8 million from $10.1 million for the three months ended March 31, 2010.  The $1.3 million decrease in net voyage revenue for the three months ended March 31, 2011 includes a $1.6 million decrease due to a weakness in the New York harbor bunker market which resulted in reduced rates and utilization and the expiration of time charter contracts.  Bunker rates and utilization have suffered due to increased competition in New York harbor resulting from displacement of capacity in other weaker markets.  An additional $0.6 million decrease resulted from the retirement or sale of five single-hull vessels and our oldest double-hull vessel within the last twelve months, net of one new-build barge that commenced operations in November 2010.   These decreases were offset by an approximate $0.7 million increase in local net voyage revenue due to improved clean oil spot market rates. Average daily rates in the local clean oil vessels benefited from increased fuel surcharges.  Net utilization in our local trade was 70% for the three months ended March 31, 2011, compared to 73% for the three months ended March 31, 2010.  Average daily rates in our local trade increased to $7,394 for the three months ended March 31, 2011 from $7,280 for the three months ended March 31, 2010

Other Revenue

Other revenue was $4.0 million for the three months ended March 31, 2011 as compared to $3.4 million for the three months ended March 31, 2010.  The increase of $0.6 million was mainly attributable to a bareboat charter that began in October 2010.

Vessel Operating Expenses

Vessel operating expenses were $30.0 million for the three months ended March 31, 2011 as compared to $31.9 million for the three months ended March 31, 2010, a decrease of $1.9 million.  Vessel labor and related costs for the three months ended March 31, 2011 decreased by $2.2 million primarily due to a decrease in crew headcount resulting from the sale of vessels mentioned above. Other vessel operating costs decreased by $1.5 million for the three months ended March 31, 2011 primarily due to:  (1) a decrease of $1.1 million in repairs and maintenance, resulting in part from operating fewer vessels and (2) a decrease of $0.4 million relating to decreased operating costs for our waste water treatment facility, which was sold during the three months ended December 31, 2010. These decreases were partially offset by $1.8 million in aggregate increases in vessel operating costs attributable to: (1) an increase in damage claims costs of $0.6 million,  (2) an increase of $0.5 million in outside charter fees from the lease of a new-build barge and fees incurred relating to amending the financial covenants in various lease agreements, (3) an increase of $0.3 million in supplies and parts, (4) an increase in bad debt expense of $0.2 million, (5) an increase in insurance costs of $0.1 million and  (6) an increase in fuel and other costs of  $0.1 million.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended March 31, 2011; an increase of $0.4 million, or 6.0%, as compared to general and administrative expenses of $6.7 million for the three months ended March 31, 2010.  The $0.4 million increase is due to an increase of $0.6 million relating to stock compensation costs from newly issued grants and other incentive compensation offset by a decrease in insurance premiums of $0.2 million.

Depreciation and Amortization

Depreciation and amortization was $12.1 million for the three months ended March 31, 2011, a decrease of $2.3 million, or 16.0%, as compared to $14.4 million for the three months ended March 31, 2010.  The decrease is primarily due to an impairment charge recorded during the three months ended March 31, 2010 for three single hull vessels and one tugboat in the amount of $1.7 million relating to anticipated sales in the June 2010 quarter, and a decrease in depreciation relating to the sale of vessels over the last twelve months.

Net Gain on Sale of Long-Lived Assets

Net gain on sale of long-lived assets was $2.4 million for the three months ended March 31, 2011.  The net gain related to the sale of four single-hull barges and one double-hull barge, and the recognition of a deferred gain on the sale of our Norfolk waste water treatment facility due to the collection of a related note receivable on the sale.

Other Operating Expenses

Other operating expenses were $2.9 million for the three months ended March 31, 2011. Such expenses are comprised of a $1.8 million charge relating to financial advisor, attorney and other professional fees and expenses incurred relating to the merger transaction with Kirby and a $1.1 million charge relating to the write-off our ownership interest in a mutual insurance association.

Interest Expense, Net

Net interest expense was $4.8 million for the three months ended March 31, 2011 compared to $6.3 million for the three months ended March 31, 2010, a decrease of $1.5 million.  Net interest expense decreased for the three months ended March 31, 2011 primarily due to the elimination of interest expense for three interest rate swap contracts which expired in December 2010 and a decrease in our average debt balances.

Other Expense (Income), net

Other expense (income), net was $1.3 million for the three months ended March 31, 2011, which consisted of $1.3 million of costs related to a possible debt refinancing, postponed in light of the proposed merger with Kirby.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate.  For the three months ended March 31, 2011, our effective tax rate was negative 1.0%.  Our effective tax rate was negative 2.4% for the three months ended March 31, 2010.  The change in our effective tax rate for the three months ended March 31, 2011 was primarily a result of an increase in the valuation allowance on deferred tax assets at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on K-Sea Operating Partnership L.P. (the “ Operating Partnership”), plus federal, state, local and foreign corporate income taxes on the taxable income of the Operating Partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $5.8 million for the three months ended March 31, 2011; a decrease of $5.5 million compared to net loss of $11.3 million for the three months ended March 31, 2010.  The decrease in net loss resulted primarily from a $5.6 million increase in operating income and a decrease in interest expense of $1.5 million; partially offset by a $1.3 million increase in other expense (income), net and a $0.3 million increase in the provision for income taxes.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Voyage Revenue and Voyage Expenses

Voyage revenue was $187.6 million for the nine months ended March 31, 2011; an increase of $0.5 million, or 0.3%, as compared to voyage revenue of $187.1 million for the nine months ended March 31, 2010.  Voyage expenses were $36.0 million for the nine months ended March 31, 2011, an increase of $2.4 million, or 7.1%, as compared to voyage expenses of $33.6 million for the nine months ended March 31, 2010.  The increase in voyage expenses primarily relates to an increase in the price of fuel for the nine months ended March 31,

2011 as compared to the nine months ended March 31, 2010.

Net voyage revenue

Net voyage revenue was $151.6 million for the nine months ended March 31, 2011; a decrease of $1.9 million, or 1.2%, as compared to net voyage revenue of $153.5 million for the nine months ended March 31, 2010.

In our coastwise trade, net voyage revenue was $122.3 million for the nine months ended March 31, 2011, an increase of $2.8 million, or 2.3%, as compared to $119.5 million for the nine months ended March 31, 2010.  Net utilization in our coastwise trade was 82% and 80% for the nine months ended March 31, 2011 and 2010, respectively.  The increase in net voyage revenue in our coastwise trade for the nine months ended March 31, 2011 included a net increase of $4.1 million resulting from the commencement of operations of four new-build coastwise barges delivered between November 2009 and February 2011; partially offset by the retirement or sale of nine single-hull vessels and two of our oldest double-hull vessels over the last twelve months.  Certain decreases in the coastwise net voyage revenue resulted from expired time charter contracts which occurred mainly in fiscal 2010.  The time charter expirations were caused by a weakening refining sector that began in the middle of 2009 and continued throughout calendar year 2010, with the March 2010 quarter being the low point of the market.  The decrease was partially offset by improving spot market conditions in late 2010 into early 2011 and the additional work from short-term charters related to the clean-up efforts in the Gulf of Mexico in the summer of 2010. Coastwise average daily rates increased 15.0% to $14,990 for the nine months ended March 31, 2011 from $13,033 for the nine months ended March 31, 2010.  The increase in the average daily rate for our coastwise trade was positively impacted by the vessels deployed in the Gulf of Mexico for the BP clean-up operations. The commencement of operations for the new-build vessels the DBL 185, DBL 106, DBL 54 and DBL 55 also contributed to the increase.

Net voyage revenue in our local trade for the nine months ended March 31, 2011 decreased by $4.6 million, or 13.6%, to $29.3 million from $33.9 million for the nine months ended March 31, 2010.  The decrease in net voyage revenue for the nine months ended March 31, 2011 was mainly due to a weakness in the New York harbor bunker market which resulted in reduced rates and utilization and the expiration of time charter contracts.  This resulted in approximately $5.4 million in decreased net voyage revenue.  Bunker rates and utilization have suffered due to increased competition in New York harbor resulting from displacement of capacity in other weaker markets.  An additional $1.8 million decrease resulted from the retirement or sale of five single-hull vessels and our oldest double-hull vessel over the last twelve months, net of one new-build barge that commenced operations in November 2010.  These decreases were offset by an approximate $1.4 million increase in local net voyage revenue due to improved clean oil market rates.  Average daily rates in the local clean oil vessels benefited from increased fuel surcharges. Other increases of $1.5 million resulted from less shipyard days in the fiscal 2011 period and additional work from a short-term charter related to the clean-up efforts in the Gulf of Mexico in the summer of 2010. Net utilization in our local trade was 73% for the nine months ended March 31, 2011 compared to 77% for the nine months ended March 31, 2010. Average daily rates in our local trade increased to $7,467 for the nine months ended March 31, 2011 from $7,290 for the nine months ended March 31, 2010.

Other Revenue

Other revenue was $11.1 million for the nine months ended March 31, 2011 as compared to $11.7 million for the nine months ended March 31, 2010.  The decrease of $0.6 million was mainly attributable a decrease of $1.1 million in towing revenue in our Northeast and Hawaiian markets, a decrease of $0.5 million relating to the closing of our waste water treatment facility, a $0.7 million decrease in our Philadelphia lube oil business, partially offset by a $1.7 million increase relating to two barges that started bareboat charter agreements during the nine months ended March 31, 2011.

Vessel Operating Expenses

Vessel operating expenses were $96.6 million for the nine months ended March 31, 2011 as compared to $102.4 million for the nine months ended March 31, 2010, a decrease of $5.8 million.  Vessel labor and related costs for the nine months ended March 31, 2011 decreased $5.4 million, primarily due to a decrease in crew headcount resulting from vessel sales mentioned above. Other vessel operating costs decreased by approximately $4.0 million for the nine months ended March 31, 2011, including: (1) a decrease of $1.5 million in vessel repairs and maintenance due to  vessels sold during the nine months ended March 31, 2011 (2) a decrease of $1.2 million relating to decreased operating costs for our waste water treatment facility which was sold during the nine months ended March 31, 2011, (3)  a decrease of $1.1 million in insurance expense primarily due to negotiated lay-up and vessel utilization premium credits for fiscal year 2011 and operating a smaller fleet due to vessels sold during the year ended June 30, 2010 and the first three quarters of the fiscal year 2011, (4) a decrease of $0.1 million in supplies and parts and (5) a decrease of $0.1 million in bad debt expense. These decreases were partially offset by $3.6 million of aggregate increases attributable to (1) $1.5 million in outside charter and towing fees from the lease of a new-build barge and fees incurred relating to amending the financial covenants in various lease agreements, (2) $1.1 million relating to fuel and other costs, (3) $0.6 million in damages claims and (4) $0.4 million in tank cleaning due to a barge that changed from black oil to clean oil transportation in order to commence a new contract.

General and Administrative Expenses

General and administrative expenses were $20.3 million for the nine months ended March 31, 2011; an increase of $0.1 million, or 0.5%, as compared to general and administrative expenses of $20.2 million for the nine months ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization was $37.7 million for the nine months ended March 31, 2011, a decrease of $8.5 million, or 18.4%, as compared to $46.2 million for the nine months ended March 31, 2010.  The decrease is primarily due to $7.6 million of impairment charges recorded for the nine months ended March 31, 2010 relating to anticipated single-hull retirements and contracted sales of vessels that were sold in the June 2010 quarter below net book value.

Loss on Acquisition of Land and Building

Loss on acquisition of land and building was $1.7 million for the nine months ended March 31, 2010. The loss was a result of the October 2009 exercise of a purchase price option in a lease agreement. The price of the facility was approximately $1.7 million in excess of its fair value, which resulted in the loss. Fair value was determined based on our consideration of comparable land sales and replacement cost data. The lease did not have any renewal options and purchasing the facility was necessary to enable us to continue using the facility and maintain the waste water treatment business. We ceased operations at the waste water treatment facility and sold the land, building and equipment in December 2010, recognized a gain of $0.6 million and deferred a gain of $1.5 million relating to a note received as part of the sale proceeds. The deferred gain, net of a $0.1 million early payment discount and $0.1 million of additional selling costs due to a change in estimate, was recognized in the three months ended March 31, 2011 upon collection of the note. For more information please read “Significant Events- Agreements to Sell Non-Core Assets” in Item 2 of this report.

Net Gain on Sale of Long-Lived Assets

Net gain on sale of long-lived assets was $8.8 million for the nine months ended March 31, 2011, which included the sale of two tugboats and our two oldest double-hull barges to an international buyer, the sale of two other double hull barges, five single hull vessels, three smaller vessels, certain vessel equipment and the sale of our Norfolk waste water treatment facility.

Other Operating Expenses

Other operating expenses were $4.0 million for the nine months ended March 31, 2011. Such expenses are comprised of a $0.7 million termination fee and a $0.5 million charge for the write-off of unamortized deferred lease expenses associated with a vessel lease termination, a $1.8 million charge relating to financial advisor, attorney and other professional fees and expenses incurred relating to the merger transaction with Kirby and a $1.1 million charge relating to the write-off our ownership interest in a mutual insurance association.

Interest Expense, Net

Net interest expense was $18.1 million for the nine months ended March 31, 2011 compared to $15.8 million for the nine months ended March 31, 2010, an increase of $2.3 million.   Net interest expense increased for the nine months ended March 31, 2011 compared to March 31, 2010, due to (1) a $ 2.5 million increase due to higher margins on certain debt agreements relating to amending our Revolving Loan Agreement and a term loan facility, (2) a $1.4 million decrease in capitalized interest relating to the completion of our new-build program, offset by (3) a $1.3 million decrease due to the expiration of certain swap agreements and the early repayment of certain term loans and swap agreements and (4) a decrease of $0.3 million in swap related interest expense due to decreasing notional values relating to the reduction in the amounts outstanding of the underlying debt due to principal payments made during the nine months ended March 31, 2011.

Other Expense (Income), net

Other expense (income), net was $1.3 million for the nine months ended March 31, 2011, and consisted of $1.3 million of costs related to a possible debt refinancing postponed in light of the proposed merger with Kirby. Other expense (income), net was $(0.5) million for the nine months ended March 31, 2010 and mainly related to a reversal of a provision for a contract cancellation due to a settlement agreement with a shipyard.

Provision for Income Taxes

Our provision for income taxes is based on our estimated annual effective tax rate.  For the nine months ended March 31, 2011, our effective tax rate was a negative 6.7%.  Our effective tax rate was a negative 0.1% for the nine months ended March 31, 2010.  The change in our effective tax rate for the nine months ended March 31, 2011, was primarily a result of an increase in the valuation allowance on deferred tax assets at our corporate subsidiaries. Our effective tax rate comprises the New York City Unincorporated Business Tax and foreign taxes on the Operating Partnership, plus federal, state, local and foreign corporate income taxes on the taxable income of the Operating Partnership’s corporate subsidiaries.

Net Income (Loss)

Net loss was $6.9 million for the nine months ended March 31, 2011; a decrease of $13.7 million compared to net loss of $20.6 million for the nine months ended March 31, 2010.  The decrease in net loss resulted from a $18.2 million increase in operating income (which includes a gains on sale of long-lived assets of $8.8 million) that was partially offset by an increase in interest expense of $2.3 million, a $1.8 million increase in other expense (income), net, and an increase of $0.4 million in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $18.7 million for the nine months ended March 31, 2011; a decrease of $0.9 million, compared to $19.6 million for the nine months ended March 31, 2010.  The decrease in net cash provided by operating activities of $0.9 million resulted from a $4.8 million negative impact from changes in assets and liabilities and a $1.6 million negative impact from operating results (after adjusting for non-cash expenses such as depreciation and amortization) partially offset by a $5.5 million decrease in drydocking payments. During the nine months ended March 31, 2011, our working capital decreased, thereby increasing cash flow, primarily due to a decrease in accounts receivable mainly resulting from an acceleration of collection activity and an increase in accounts payable as a result of the timing of payments, which were partially offset by an increase in prepaid expenses and other current assets and a decrease in accrued expenses and other current liabilities, all of which were attributable to the timing of payments.  During the nine months ended March 31, 2010, our working capital decreased, thereby increasing cash flow, primarily due to an increase in accounts payable as a result of the timing of payments and a decrease in accounts receivable as a result of the decrease in revenue for the quarter ended March 31, 2010 as compared to the quarter ended June 30, 2009.

Investing Cash Flows

Net cash provided by investing activities totaled $12.7 million for the nine months ended March 31, 2011, compared to $43.1 million used for investing activities during the nine months ended March 31, 2010.  Proceeds on the sale of long-lived assets for the nine months ended March 31, 2011 aggregated $17.8 million and primarily consisted of the sale of nine barges and two tug boats. Proceeds on the sale of land and building of $3.1 million for the nine months ended March 31, 2011 is due to the net cash proceeds received at closing of the sale of our waste water treatment facility. We received an additional $1.4 million from the sale of our waste water treatment facility upon collection of a note receivable related to that sale, which is included in collections on notes receivable of $2.0 million for the nine months ended March 31, 2011, along with the collection of $0.6 million on a note receivable from a vessel sold in fiscal year 2009. Tank vessel construction for the nine months ended March 31, 2011 aggregated $6.8 million and included progress payments on the construction of two 30,000-barrel tank barges. Capital expenditures of $3.4 million for the nine months ended March 31, 2011 consisted primarily of coupling tugboats to our newbuild tank barges and tank barge modifications.  Tank vessel construction for the nine months ended March 31, 2010 aggregated $37.5 million and included progress payments on the construction of one 185,000-barrel articulated tug-barge unit and one 100,000-barrel tank barge.  Capital expenditures of $3.1 million for the nine months ended March 31, 2010 consisted primarily of coupling tugboats to our newbuild tank barges.  Approximately $4.2 million for the nine months ended March 31, 2010 pertained to the purchase of land and a building associated with our waste water treatment operations in Norfolk, Virginia. Collections on notes receivable from the purchasers of two vessels sold in fiscal year 2009 were $1.6 million for the nine months ended March 31, 2010.

Financing Cash Flows

Net cash used in financing activities was $32.4 million for the nine months ended March 31, 2011 compared to $21.8 million of net cash provided by financing activities for the nine months ended March 31, 2010. The primary financing activities for the nine months ended March 31, 2011 were $100.0 million in gross proceeds ($96.1 million net proceeds after payment of commissions and other transaction costs) from the issuance of 18,416,206 Preferred Units in September 2010, the net repayment of $99.1 million of credit agreement borrowings, the repayment of $26.0 million of term loan borrowings, an aggregate $6.1 million paid in financing costs and a $1.2 million distribution to non-controlling interest. The primary financing activities for the nine months ended March 31, 2010 were $62.1 million in gross proceeds ($59.2 million net proceeds after payment of underwriting discounts and commissions and other transaction costs) from the issuance of 3,244,500 new common units in August 2009, $11.6 million in proceeds from the issuance of long-term debt, the repayment of $10.7 million of credit agreement borrowings net with a portion of the equity offering proceeds and the repayment of $12.3 million of term loan borrowings.  We also made $21.0 million in distributions to partners as described under “—Payment of Distributions” below, and were required to deposit $3.1 million as additional collateral under a term loan agreement.

Payment of Distributions

The Board of Directors of GP LLC declared a quarterly cash distribution to unit holders of $0.77 per unit in respect of the quarter ended June 30, 2009, which was paid on August 14, 2009 to unit holders of record on August 10, 2009. The Board of

Directors of GP LLC declared a quarterly cash distribution to unit holders of $0.45 per unit in respect of the quarter ended September 30, 2009, which was paid on November 16, 2009 to unit holders of record on November 9, 2009. There were no distributions declared or paid in respect of the quarters ended December 31, 2009, March 31, 2010 or June 30, 2010.

On October 29, 2010, the board of directors of K-Sea General Partner GP LLC declared a quarterly PIK distribution of $0.18326 per Preferred Unit in respect of the quarter ended September 30, 2010. Such PIK distribution was prorated for the number of days between the Preferred Unit issuance dates (September 10, 2010 and September 16, 2010) and the quarter end date of September 30, 2010. Based on the applicable Series A Adjusted Issue Price (as such term is defined by the Restated Partnership Agreement) of $5.43 per Preferred Unit, 135,793 Preferred Units were issued on November 14, 2010.  On January 27, 2011 a PIK distribution of $0.18326 per Preferred Unit was declared with respect to the quarter ended December 31, 2010. Such distribution approximated $3.4 million. Based on the current Series A Adjusted Issue Price of $5.43 used to calculate the number of units to be issued, 626,121 Preferred Units were issued on February 14, 2011.

As required by the Restated Partnership Agreement, a distribution has been calculated in respect of the quarter ended March 31, 2011 based on the Series A distribution rate of $0.18326 multiplied by 19,178,120 (the number of outstanding Preferred Units as of March 31, 2011).  Based on the Series A Adjusted Issue Price of $5.43 per Preferred Unit, 647,253 PIK Preferred Units are required to be issued in respect of the quarter ended March 31, 2011.  We will seek and anticipate we will receive a waiver from the holders of the Preferred Units with respect to our obligations to distribute PIK Preferred Units.   In accordance with the Merger Agreement, during the period from March 13, 2011 and continuing until the time the Merger is effective or the Merger Agreement is terminated, we are not permitted to declare or pay any distributions other than the payment of the Series A Quarterly Distribution in cash in lieu of PIK distributions on the Preferred Units, provided that such payments shall be permitted only to the extent such payments do not cause our total indebtedness to exceed the Target Debt Cap (as defined in the Merger Agreement) and to be calculated immediately prior to Closing (as defined in the Merger Agreement). Therefore we will neither declare nor pay a distribution in respect of the quarter ended March 31, 2011 until the time immediately prior to Closing, at which time, and subject to the Target Debt Cap limitation, the Series A Quarterly Distribution in respect of the quarter ended March 31, 2011 will be paid in cash to the holders of the Preferred Units.  If the Merger Agreement is terminated, the holders of the Preferred Units will be issued a PIK distribution in respect of the quarter ended March 31, 2011.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all single hull tank vessels operating in U.S. waters be removed from petroleum product transportation services at various times through January 1, 2015, and provides a schedule for the phase-out of the single hull vessels based on their age and size.  At March 31, 2011, approximately 99% of the barrel-carrying capacity of our tank vessel fleet was double-hulled in compliance with OPA 90, and the remainder will be in compliance with OPA 90 until January 2015.

Ongoing Capital Expenditures

Marine transportation of refined petroleum products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.  We estimate that, over the next five years, we will spend an average of approximately $21.0 million per year to drydock and maintain our fleet.  We expect such expenditures to approximate $17.6 million in fiscal 2011. In addition, we anticipate that we will spend $0.7 million annually for other general maintenance capital expenditures.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and to upgrade our overall fleet efficiency.

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

	Nine months ended March 31,
	2011	2010
Maintenance capital expenditures	$10,143	$16,832
Expansion capital expenditures (including acquisitions)	3,162	5,928
Total capital expenditures	$13,305	$22,760
Construction of tank vessels	$6,770	$37,513

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

During the nine months ended March 31, 2011 we took delivery of the following newbuild vessels: in July 2010, one 30,000-barrel tank barge, the DBL 33, and in August 2010, one 30,000-barrel tank barge, the DBL 34. These tank barges cost, in the aggregate and after the addition of certain special equipment, approximately $6.8 million. In February 2011, we took delivery of a 50,000 barrel tank barge leased from a shipyard, the DBL 55. We have long term contracts with customers for the DBL 33 and the DBL 55. In August 2010, we sold the DBL 34.

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

We believe that cash flows from operations and borrowings under our revolving loan and credit agreements, described under “—Revolving Loan and Credit Agreements” below, will be sufficient to meet our liquidity needs for the next 12 months.  Our Revolving Loan Agreement expires on July 1, 2012.  We were in negotiations to refinance both our Revolving Loan Agreement and all of our term loans; however, such negotiations were postponed due to the Merger Agreement. Due to the postponement of such negotiations, we recorded an expense of $1.3 million relating to professional fees and other expenses incurred relating to such refinancing negotiations, which is included in the line-item “Other expense (income), net” in the consolidated statement of operations for the three and nine month periods ended March 31, 2011.

If the merger with Kirby does not close we intend to resume refinancing discussions. We anticipate that we will be able to refinance the Revolving Loan Agreement prior to its expiration on July 1, 2012; however, there can be no assurance that we would be successful. If we are unsuccessful in refinancing the Revolving Loan Agreement, we would take other actions to generate cash flow to pay down the Revolving Loan Agreement, which may include the sale of assets or the issuance of additional equity. If we were unable to generate sufficient cash flow to pay down the Revolving Loan Agreement, certain of our term loans would become immediately due and payable and our lease agreements would be terminated, which would have an adverse effect on our business operations, financial condition and liquidity.

Credit Agreements

Revolving Loan and Credit Agreements

On August 31, 2010, the Operating Partnership entered into an amendment (the “Revolver Amendment”) to its revolving loan agreement to, among other things, (1) reduce the revolving lenders’ commitments from $175.0 million to $115.0 million (subject to a maximum borrowing base equal to two-thirds of the orderly liquidation value of the vessel collateral), (2) amend the fixed charge coverage and funded debt to EBITDA ratios and increase the asset coverage ratio, (3) maintain a July 1, 2012 maturity date and (4) allow us to pay cash distributions subject to liquidity requirements and certain minimum financial ratios starting with the fiscal quarter ending March 31, 2011. Due to the reduction in the borrowing capacity of the Revolving Loan Agreement, we recorded an expense of $0.5 million for the nine months ended March 31, 2011, relating to the unamortized deferred financing costs associated with the revolving loan agreement prior to its August 2010 amendment.  Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations. The Revolver Amendment was subject to an amendment and restructuring fee totaling $1.2 million and other transaction costs of $0.8 million. Both the $1.1 million of remaining unamortized deferred financing costs of the revolving loan agreement prior to its August 2010 amendment, as well as the $2.0 million of fees and transaction costs incurred relating to the Revolver Amendment, are reflected as deferred financing costs in the consolidated balance sheet and are being amortized over the remaining term of the Revolving Loan Agreement, which expires July 1, 2012.

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

Interest on a base rate loan is payable monthly over the term of the Revolving Loan Agreement. Interest on a LIBOR based loan is due, at our election, one, two or three months after such loan is made. Outstanding principal amounts are due upon termination of the Revolving Loan Agreement. As of March 31, 2011, borrowings outstanding under the Revolving Loan Agreement amounted to $42.3 million at the LIBOR rate and $3.0 million at the base rate.

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

Term Loans and Other Amendments

Term loans outstanding at March 31, 2011 and June 30, 2010 were as follows. Descriptions of these borrowings are included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010:

	March 31, 2011	June 30, 2010
	(in thousands)
Term loans due:
May 1, 2012	$—	$1,772
October 1, 2012	—	1,622
December 31, 2012	6,941	7,530
January 1, 2013	—	11,318
April 30, 2013	11,786	12,750
May 1, 2013	59,571	63,143
June 1, 2014	14,878	15,966
July 1, 2015	23,842	24,920
November 1, 2015	4,962	5,244
November 4, 2016	53,743	56,057
February 28, 2018	4,698	4,893
April 1, 2018	3,754	3,905
May 1, 2018	14,337	14,914

	March 31, 2011	June 30, 2010
	(in thousands)
August 1, 2018	13,124	14,451
	211,636	238,485
Less current portion	(16,601)	(19,024)
	$195,035	$219,461

The weighted average interest rate on term loans as of March 31, 2011 and June 30, 2010 were 6.5% and 6.3%, respectively.

On August 31, 2010, and effective September 10, 2010, we entered into an amendment (“ATB Amendment”) which amends the ATB Loan, (as amended, the “ATB Agreement”). The ATB Amendment amends the financial covenants in the ATB Loan to conform to the financial covenants and LIBOR margins in the Revolving Loan Agreement, as amended by the Revolver Amendment. The ATB Agreement LIBOR margins range from 2.75% to 5.75% and commencing January 1, 2011, all pricing associated with a total funded debt to EBITDA ratio in excess of 6.00:1.00 shall increase by 0.50% and shall continue to increase an additional 0.50% for each fiscal quarter thereafter for each quarter that such ratio exceeds 6.00:1.00. The ATB Amendment required that an amendment fee of 0.5% of the August 31, 2010 outstanding principal balance of $55.3 million be paid along with certain other creditor costs. Total creditor fees relating to the amendment of $0.3 million were recorded as deferred financing fees and are being amortized over the remaining term of the agreement which expires in November 2016. At March 31, 2011, borrowings outstanding under the ATB Agreement were $53.7 million.

On August 31, 2010 a bareboat charter (lease) agreement, dated as of June 23, 2009, was terminated in conjunction with the sale of the vessel by the original lessor to a third party (the “New Lessor”). We were required to pay the original lessor a termination fee of $0.7 million. Both the $0.7 million termination fee and unamortized deferred lease expenses related to such bareboat charter of $0.5 million were expensed and included in the line item “other operating expenses” for the nine months ended March 31, 2011. We entered into an eight year bareboat charter agreement with the New Lessor, which requires monthly lease payments of approximately $0.1 million.

On August 31, 2010, we obtained consents on five operating leases to incorporate by reference the financial covenants in the Revolver Amendment. In connection with the consents, we incurred fees of $0.2 million, which were expensed and are included in the line-item “vessel operating expenses” for the nine months ended March 31, 2011 in the consolidated statement of operations.

On October 15, 2010, we paid off a term loan in the amount of $1.5 million. In connection with the prepayment of the loan, the swap agreement associated with the loan was terminated and an expense of $0.06 million was recorded which is included in the line-item “interest expense, net” for the nine months ended March 31, 2011 in the consolidated statement of operations.

On November 10, 2010, we prepaid a Canadian term loan in the amount of $11.5 million and incurred breakage fees of $0.2 million, which are included in the line item “interest expense, net” in the consolidated statement of operations for the nine months ended March 31, 2011.  In connection with the payment of the loan, we recorded an expense of $0.03 million for the nine months ended March 31, 2011 relating to the write-off of unamortized deferred financing costs associated with the loan. Such expense is included in the line-item “interest expense, net” in the consolidated statement of operations.

Restrictive Covenants

The agreements governing the revolving loan and credit agreements, the term loans and the operating lease agreements contain restrictive covenants, some of which were amended as a result of the amendments and consents described above. The restrictive covenants, among other things, (a) prohibit any cash distributions prior to March 31, 2011, (b) limit quarterly cash distributions to our unit holders to $0.45 per unit and require that we maintain a minimum liquidity of $17.5 million and meet certain financial covenants in order to declare any distributions, (c) prohibit distributions if a default has occurred and is continuing, (d) restrict capital expenditures, permitted acquisitions, investments and sales of assets, and (e) require us to adhere to certain financial covenants, including defined ratios of (i) Asset Coverage of at least 1.333 to 1.00 at June 30, 2010 and at least 1.50 to 1.00 at September 30, 2010 and thereafter, (ii) Fixed Charge Coverage of at least 0.75 to 1.00 at June 30, 2010; 0.50 to 1.00 through December 31, 2010; 0.60 to 1.00 through June 30, 2011; 0.70 to 1.00 through December 31, 2011; 0.75 to 1.00 through March 31, 2012; and 1.05 to 1.00 through June 30, 2012 and thereafter, (iii) Total Funded Debt to EBITDA may not exceed 6.50 to 1.00 at June 30, 2010; 6.90 to 1.00 through December 31, 2010; 6.75 to 1.00 through March 31, 2011; 6.50 to 1.00 through June 30, 2011; 5.75 to 1.00 through September 30, 2011; 5.20 to 1.00 through December 31, 2011; 4.85 to 1.00 through March 31, 2012; and 4.40 to 1.00 through June 30, 2012 and thereafter (each ratio as defined in the agreements). As of March 31, 2011 and June 30, 2010 we were in compliance with all of our financial and debt covenants. As of March 31, 2011 our asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 4.56 to 1.00, 1.06 to 1.00 and 4.48 to 1.00, respectively.  As of June 30, 2010 our asset coverage, fixed charge coverage and total funded debt to EBITDA ratios were 1.48 to 1.00, 1.04 to 1.00 and 5.86 to 1.00, respectively.

Preferred Unit Investment

On September 10, 2010, we issued 15,653,775 Series A Preferred Units to KA First Reserve in exchange for $85.0 million. On September 16, 2010, KA First Reserve purchased an additional 2,762,431 Preferred Units for $15.0 million, following clearance of a Hart-

Scott-Rodino review. The Preferred Units are convertible at any time into common units on a one-for-one basis, subject to certain adjustments in the event of certain dilutive issuances of common units. The Preferred Units are entitled to cumulative distributions at an annualized rate of $0.73304 per Preferred Unit.  Commencing with the quarter ended September 30, 2010 and through the earlier of the quarter ended June 30, 2012 or when we resume cash distributions on our common units, such distributions will be payment-in-kind distributions. We have an option to force the conversion of the Preferred Units after three years if (1) the price of our common units is 150% of the conversion price on average for 20 consecutive days on a volume-weighted basis, and (2) the average daily trading volume of our common units for such 20 day period exceeds 50,000 common units. The Preferred Units were priced at $5.43 per unit, which represented a 10% premium to the 5-day volume weighted average price of our common units as of August 26, 2010. We used the net proceeds from the sale of the Preferred Units to KA First Reserve to reduce outstanding indebtedness and pay fees and expenses related to the transaction. On November 14, 2010, we issued 135,793 Preferred Units to KA First Reserve with respect to the quarter ended September 30, 2010. On February 14, 2011 we issued 626,121 Preferred Units to KA First Reserve with respect to the quarter ended December 31, 2010.

As required by the Restated Partnership Agreement, a distribution has been calculated in respect of the quarter ended March 31, 2011 based on the Series A distribution rate of $0.18326 multiplied by 19,178,120 (the number of outstanding Preferred Units as of March 31, 2011).  Based on the Series A Adjusted Issue Price of $5.43 per Preferred Unit, 647,253 PIK Preferred Units are required to be issued in respect of the quarter ended March 31, 2011.  In accordance with the Merger Agreement, during the period from March 13, 2011 and continuing until the time the Merger is effective or the Merger Agreement is terminated,  we are not permitted to declare or pay any distributions other than the payment of the Series A Quarterly Distribution in cash in lieu of PIK distributions on the Preferred Units, provided that such payments shall be permitted only to the extent such payments do not cause our total indebtedness to exceed the Target Debt Cap (as defined in the Merger Agreement) and to be calculated immediately prior to Closing (as defined in the Merger Agreement). Therefore we will neither declare nor pay a distribution in respect of the quarter ended March 31, 2011 until the time immediately prior to Closing, at which time, and subject to the Target Debt Cap limitation, a cash distribution will be paid to the Preferred unit holders.  If the merger transaction is terminated, the Preferred unit holders will be issued a PIK distribution in respect of the quarter ended March 31, 2011.

Contingencies

We are the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collision and other casualties.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.

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

As of April 28, 2011, nine class action complaints have been filed in connection with the proposed Merger. Five of these complaints were filed in the Court of Chancery of the State of Delaware, all of which have been consolidated into one action. Four complaints were filed in the Superior Court of New Jersey; however, the first filed complaint in New Jersey was subsequently withdrawn. These complaints generally allege, among other things, that the Partnership, GP, GP LLC, IDR Holdings, Kirby, Merger Sub and the directors of GP LLC have either breached their fiduciary duties and/or aided and abetted in these alleged breaches of fiduciary duty in connection with the proposed merger. The complaints seek to enjoin the proposed Merger or, alternatively, if the Merger is consummated, to rescind the Merger or to obtain rescissory damages. We cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this report, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. We intend to vigorously defend against these and any other actions.

We are also subject to deductibles with respect to its insurance coverage that range from $10,000 to $250,000 per incident and provides on a current basis for estimated payments thereunder.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2011.

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

New Accounting Pronouncements

In December 2009, the FASB issued an accounting standard update “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” that requires disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. Certain disclosures required by the standard update were effective for interim and annual reporting periods beginning after December 15, 2009 and therefore were included in our interim consolidated financial statements upon adoption of this standard effective January 1, 2010. Other disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We expect the impact of the adoption of the additional disclosure requirements to be immaterial to our consolidated financial statements.

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

Forward-looking statements appearing in a number of places in this Form 10-Q and in our other filings with the SEC include statements with respect to, among other things:

•our ability to close the merger with Kirby

•our ability to pay distributions;

•our future compliance with financial covenants and intended refinancing activities;

• our ability to obtain a limited waiver relating to our obligations to issue PIK Preferred Units;

• our ability to obtain a limited waiver relating to our obligations under the Registration Rights Agreement;

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

•continued taxation as a partnership and not as a corporation; and

•the other factors set forth under the caption “Item 1A.  Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the potential impact of changes in interest rates on our variable rate borrowings.  After considering the interest rate swap agreements discussed below, as of March 31, 2011 approximately $171.5 million of our long term debt bore interest at fixed interest rates ranging from 5.85% to 9.83%.  Borrowings under our Revolving Loan Agreement and certain other term loans, totaling $85.5 million at March 31, 2011, bore interest at a floating rate based on LIBOR, which will subject us to increases or decreases in interest expense resulting from movements in that rate.  Based on our total outstanding floating rate debt as of March 31, 2011, a 1% change in interest rates would result in a change in interest expense, and a corresponding impact on income before income taxes, of approximately $0.9 million annually.

As of March 31, 2011, we had three interest rate swap contracts relating to term loans that expire during the period from May 2013 to August 2018, concurrently with the hedged term loans. As of March 31, 2011, the total notional amount of the three receive-variable/pay-fixed interest rate swaps was $126.4 million.  These three interest rate contracts have fixed interest rates, including applicable margins, ranging from 6.63% to 9.83%.  As of March 31, 2011, we were paying a weighted average fixed rate of 8.01% (including applicable margins), and we were receiving a weighted average variable rate of 3.09%.  The primary objective of these contracts is to reduce the aggregate risk of higher interest costs associated with variable rate debt.  Our interest rate swap contracts have been designated as cash flow hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts are recognized as other comprehensive income (loss) as required by the FASB Codification standards relating to hedging.  We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal.  We do not hold or issue derivative financial instruments for trading purposes.

Item 4. Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)       Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to our legal proceedings as disclosed in “Part I — Item 3.  Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the SEC on September 13, 2010.

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The risks and uncertainties described in our Annual Report on Form 10-K and in this report are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, cash flows or prospects.

Risks Related to the Merger

Because the market price of Kirby common stock will fluctuate, our unitholders electing to receive Kirby common stock cannot be sure of the market value of Kirby common stock that they will receive in the merger.

If the merger is completed each common unit will be converted into the right to receive, at the election of the unitholder, either (1) $8.15 in cash, without interest, or (2) a combination of $4.075 in cash, without interest, and a 0.0734 of a share of Kirby common stock (rounded to the nearest ten-thousandth of a share). Kirby will pay cash in lieu of any fractional share of Kirby common stock that would otherwise be issued as merger consideration. Because the exchange ratio used to determine the shares of Kirby common stock in the merger is fixed, the value of the consideration to be received in the form of Kirby common stock will change up until the closing date based on the trading value of shares of Kirby common stock.

There will be a time lapse between the date on which our unitholders make an election with respect to the form of merger consideration to be received by them in exchange for their common units and the date on which our unitholders entitled to receive shares of Kirby common stock actually receive such shares. The market value of Kirby common stock will fluctuate during this period. These fluctuations may be caused by changes in the businesses, operations, results and prospects of both Kirby and the Partnership, market expectations of the likelihood that the merger will be completed and the timing of the completion, general market and economic conditions or other factors. At the time our unitholders make their election in respect of the merger consideration to be paid to them (and at the time they cast their votes regarding approval of the merger agreement and the merger), our unitholders will not know the actual market value of the shares of Kirby common stock they will receive when the merger is finally completed. The actual market value of shares of Kirby common stock, when received by our unitholders, will depend on the market value of those shares on that date. This market value may be less than the value used to determine the number of shares to be received, as the determination will be made with respect to a period occurring prior to the consummation of the merger.

Our unitholders are urged to obtain current market quotations for Kirby common stock when they make their election.

The pendency of the merger could materially adversely affect our future business and operations or result in a loss of our employees.

In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger, which could negatively impact our revenues, earnings and cash flows, as well as the market prices of our common units, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect the ability of us to attract and retain key employees.

Failure to complete the merger could negatively impact our unit price and our future businesses and financial results.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•      under the Merger Agreement, we may be required, under certain circumstances, to pay Kirby a termination fee of $12.0 million and up to $3.0 million of Kirby’s expenses;

•      we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•      we would not realize the expected benefits of the merger;

•      under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger that may adversely affect our ability to execute certain of our business strategies; and

•      matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent entity.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced to attempt to force us to perform our obligations under the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the merger, and the holder of all of our Preferred Units and certain affiliates of our general partner, who collectively hold enough units to approve the merger, have entered into Support Agreements pursuant to which they agreed to support the merger by voting their units in favor of the merger and against any alternative transaction.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Kirby. These provisions include the general prohibition on our soliciting a competing transaction, the requirement that we pay Kirby certain fees if the Merger Agreement is terminated under specified circumstances and the requirement that we submit the Merger Agreement to a vote of our unitholders even if the GP LLC Board of Directors changes its recommendation, unless we terminate the Merger Agreement to enter into an agreement relating to a superior proposal and pay to Kirby the $12.0 million termination fee plus up to $3.0 million of Kirby’s expenses. In addition, even if the Board of Directors of GP LLC receives a superior proposal, it must provide Kirby with the opportunity to amend its offer.

In addition, KA First Reserve, LLC, EW Transportation LLC, EW Transportation Corp. and EW Holding Corp. have each entered into Support Agreements with Kirby, pursuant to which they agreed to support the merger by, among other things, voting their preferred units and common units in favor of the merger and against any alternative transaction. Collectively, KA First Reserve, LLC, EW Transportation LLC, EW Transportation Corp. and EW Holding Corp. own a sufficient number of units to approve the merger and no other approval is required from our other unitholders in order to complete the merger.

The foregoing may discourage a third party that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher per unit value than the current proposed merger consideration. Furthermore, the termination fee and the expense reimbursement provisions may result in a potential competing acquiror proposing to pay a lower per unit price to acquire us than it might otherwise have proposed to pay.

Pending litigation against Kirby and K-Sea could result in an injunction preventing completion of the merger.

In connection with the merger, purported unitholders have filed unitholder class action lawsuits against us, GP, GP LLC, the GP LLC Board of Directors, and Kirby. Among other remedies, the plaintiffs seek to enjoin the merger. If a final settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against us relating to the merger.

For U.S. federal income tax purposes, our common unitholders will be allocated our taxable income and gain through the date of the merger and will not receive any additional distributions attributable to that income and gain.

For U.S. federal income tax purposes, our common unitholders will be allocated their respective shares of our taxable income and gain for the taxable period ending on the date of the merger. Our common unitholders will be subject to U.S. federal income taxes on such income and gain even though they will not receive any additional cash distributions from us attributable to such income and gain. Such income and gain, however, will increase the tax basis of our common units held by our common unitholders, and thus, reduce their gain (or increase their loss) recognized for U.S. federal income tax purposes as a result of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Removed and Reserved.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

2.1* —

Agreement and Plan of Merger, dated March 13, 2011, by and among Kirby Corporation, KSP Holding Sub, LLC, KSP LP Sub, LLC, KSP Merger Sub, LLC, K-Sea Transportation Partners L.P., K-Sea General Partner L.P., K-Sea General Partner GP LLC and K-Sea IDR Holdings LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on March 14, 2011).†

3.1* —

Certificate of Limited Partnership of K-Sea Transportation Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1) (Registration No. 107084), as amended, as filed with the Securities and Exchange Commission on July 16, 2003).

3.2* —

Fourth Amended and Restated Agreement of Limited Partnership of K-Sea Transportation Partners L.P. (including specimen unit certificate for the common units)(incorporated by reference to Exhibit 3.2 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 13, 2010).

10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed March 14, 2011).

31.1 —	Sarbanes-Oxley Act Section 302 Certification of Timothy J. Casey.

31.2 —	Sarbanes-Oxley Act Section 302 Certification of Terrence P. Gill.

32.1 —	Sarbanes-Oxley Act Section 906 Certification of Timothy J. Casey.

32.2 —	Sarbanes-Oxley Act Section 906 Certification of Terrence P. Gill.

* Incorporated by reference as indicated

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-SEA TRANSPORTATION PARTNERS L.P.

	By:	K-SEA GENERAL PARTNER L.P.,
its general partner

		By:	K-SEA GENERAL PARTNER GP LLC,
its general partner

Date: May 9, 2011			By:	/s/ Timothy J. Casey
Timothy J. Casey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011			By:	/s/ Terrence P. Gill
Terrence P. Gill
Chief Financial Officer (Principal Financial and Accounting Officer)